Form 10-Q
period 1997-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 1997-09-22
CIK 1040454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                             ---------------------------

                                      FORM 10-Q

                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997    COMMISSION FILE NUMBER 001-13243

                             ---------------------------

                         PAN PACIFIC RETAIL PROPERTIES, INC.
                (Exact Name of Registrant as Specified in Its Charter)

                     MARYLAND                                  33-0752457
         (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                   Identification No.)

            1631-B S. Melrose Drive                               92083
              Vista, California                                 (Zip Code)
    (Address of principal executive offices)

          Registrant's telephone number, including area code: (760) 727-1002

                             ---------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

    As of September 18, 1997, 16,814,012 shares of the registrant's Common Stock, $.01 par value, were outstanding.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          PAN PACIFIC DEVELOPMENT PROPERTIES
                               COMBINED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                                 June 30,        December 31,
                                                                                  1997               1996
                                                                               ----------          --------
                                                                               (unaudited)
ASSETS:
Operating properties, at cost:
  Land                                                                           $100,170          $ 82,792
 Buildings and improvements (including related party
  development and acquisition fees of $1,235 and $1,182, respectively)            225,222           173,250
 Tenant improvements                                                               32,661            32,051
                                                                               ----------          --------
                                                                                  358,053           288,093

 Less accumulated depreciation and amortization                                   (30,354)          (26,857)
                                                                               ----------          --------
                                                                                  327,699           261,236

Property under development, at cost                                                 4,588             2,781
                                                                               ----------          --------

                                                                                  332,287           264,017

Investments in uncombined partnerships                                              2,970             2,502

Cash and cash equivalents                                                           3,232             8,235

Restricted cash                                                                     1,439               697

Accounts receivable (less allowance for doubtful accounts
  of $37 and $72, respectively)                                                     1,093             1,074

Accrued rent receivable (less allowance for doubtful accounts of $701
  and $666, respectively)                                                           6,306             5,995

Notes receivable                                                                    7,258             3,457

Deferred lease commissions (including unamortized related party amounts of $2,567 and $2,275, respectively, and net of accumulated
 amortization of $3,456 and $3,368, respectively)                                   2,576             2,399

Prepaid expenses                                                                    2,915             3,283

Other assets                                                                        2,331             1,527
                                                                               ----------          --------

                                                                                 $362,407          $293,186
                                                                               ----------          --------
                                                                               ----------          --------
LIABILITIES AND OWNER'S EQUITY:
Notes payable                                                                    $220,725          $192,915

Advances from parent                                                               70,684            32,113

Accounts payable (including related party amounts of $221 and  $79,
respectively)                                                                       2,166             1,279

Accrued expenses and other liabilities (including related party amounts
 of $162 and $440, respectively)                                                    4,451             3,532

Minority interest                                                                   1,596             1,539

Owner's equity                                                                     62,785            61,808
                                                                               ----------          --------

                                                                                 $362,407          $293,186
                                                                               ----------          --------
                                                                               ----------          --------

                                          See accompanying notes to combined financial statements.

                          PAN PACIFIC DEVELOPMENT PROPERTIES
                          COMBINED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)

                                                   For the Three Months Ended    For the Six Months Ended
                                                            June 30,                      June 30,
                                                   --------------------------    ------------------------
                                                      1997           1996           1997           1996
                                                      ----           ----           ----           ----
                                                          (unaudited)                   (unaudited)
REVENUE:
  Rental                                           $  8,386       $  6,967        $15,683        $13,445
  Recoveries from tenants                             1,847          1,487          3,536          3,015
  Income (loss) from uncombined partnerships             61            (68)           116             57
  Other                                                 305            181            496            181
                                                   --------       --------       --------       --------

                                                     10,599          8,567         19,831         16,698
                                                   --------       --------       --------       --------


EXPENSES:
  Property operating                                  1,474          1,110          2,728          2,296
  Property taxes                                        787            541          1,476          1,091
  Property management fees                               53             36             68             48
  Depreciation and amortization                       2,102          1,810          3,929          3,576
  Interest                                            4,149          3,520          7,985          7,122
  General and administrative                            962            622          1,880          1,489
  Other expenses, net                                   216            547            666          1,103
                                                   --------       --------       --------       --------

                                                      9,743          8,186        18,732          16,725
                                                   --------       --------       --------       --------


INCOME (LOSS) BEFORE
  INCOME TAX EXPENSE
  AND MINORITY INTEREST                                 856            381          1,099            (27)

  Income tax expense                                    (36)           (43)           (65)           (85)
  Minority interest                                     (26)            (4)           (57)            (2)
                                                   --------       --------       --------       --------


NET INCOME (LOSS)                                      $794         $  334          $ 977          $(114)
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------



               See accompanying notes to combined financial statements.

                          PAN PACIFIC DEVELOPMENT PROPERTIES
                          COMBINED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                         ------------------------
                                                                          1997            1996
                                                                          ----            ----
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $977          $(114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                          3,929          3,576
   Amortization of prepaid financing costs                                  177            120
   Income from uncombined partnerships                                     (116)           (57)
   Minority interest                                                         57              2
   Changes in assets and liabilities:
    Decrease (increase) in restricted cash                                 (742)         1,004
    Decrease (increase) in accounts receivable                             (412)           368
    Increase in accrued rent receivable                                    (311)          (283)
    Increase in deferred lease commissions                                 (255)          (762)
    Decrease in prepaid expenses                                            170            123
    Increase in other assets                                               (907)          (233)
    Increase (decrease) in accounts payable                                 879           (966)
    Increase in accrued expenses and other liabilities                      919            295
                                                                        -------        -------

     Net cash provided by operating activities                            4,365          3,073
                                                                        -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to properties                                                (51,169)       (14,363)
 Additions to property under development                                 (1,807)          (196)
 Increase (decrease) in construction accounts payable                         8           (579)
 Contributions to uncombined partnerships                                  (352)             -
 Distributions from uncombined partnerships                                   -            114
 Acquisition of notes receivable                                         (4,651)             -
 Collections of notes receivable                                          2,369          2,222
                                                                        -------        -------

     Net cash used in investing activities                              (55,602)       (12,802)
                                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable proceeds                                                   9,600          9,524
 Notes payable payments                                                  (2,351)        (3,887)
 Advances from parent                                                    38,571          3,595
 Prepaid financing costs                                                     21           (249)
 Refunds from loan escrow                                                   393              -
                                                                        -------        -------

     Net cash provided by financing activities                           46,234          8,983
                                                                        -------        -------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                             (5,003)          (746)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                8,235          5,578
                                                                        -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,232       $  4,832
                                                                        -------        -------
                                                                        -------        -------

                          PAN PACIFIC DEVELOPMENT PROPERTIES
                    COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (IN THOUSANDS)



                                                                       For the Six Months Ended
                                                                               June 30,
                                                                       ------------------------
                                                                         1997           1996
                                                                         ----           ----
                                                                             (unaudited)
SUPPLEMENTARY DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for mortgage interest (net of amounts capitalized of
   $128 and $19, respectively)                                         $  7,536       $  7,178
  Income taxes paid                                                    $     13       $     87

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Transfer from property under development to operating properties     $      -       $  9,327
  Transfer from property under development to prepaid
  financing costs                                                      $      -       $    116
  Transfer from property under development to deferred lease
   commissions                                                         $      -       $    197
  Interest capitalized                                                 $      -       $    250
  Note payable assumed upon acquisition                                $ 19,042       $      -
  Note receivable/wrap note payable assumed                            $  1,519       $      -






               See accompanying notes to combined financial statements.

                          PAN PACIFIC DEVELOPMENT PROPERTIES
                        NOTES TO COMBINED FINANCIAL STATEMENTS
             For the six months ended June, 30, 1997 and 1996 (unaudited)
                       and for the year ended December 31, 1996
                          (Tabular amounts are in thousands)

1.  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying combined financial statements include the accounts of Pan Pacific Development (U.S.) Inc. ("PPD"), a wholly-owned subsidiary of Revenue Properties Company Limited (the "Parent"), and its subsidiaries including Pan Pacific Retail Properties, Inc. ("PPRP") related to the ownership of its neighborhood and community shopping centers, its medical office building and leasing and management activities of its portfolio (the "Company"). All of the accounts of PPD unrelated to these activities have
    been excluded from these combined financial statements.   The shopping
    center portfolio is comprised of approximately 3,600,000 square feet and is located primarily in the western region of the United States.

    Pan Pacific Realty Corporation was incorporated in the state of Maryland on April 16, 1997. Pan Pacific Realty Corporation subsequently changed its name to Pan Pacific Retail Properties, Inc. On August 13, 1997, PPRP completed an initial public offering of 7,000,000 shares of $.01 par value common stock. The offering price was $19.50 per share resulting in gross proceeds of $136,500,000. On September 8, 1997, the underwriters exercised their over-allotment option and, accordingly, the Company issued an additional 1,050,000 shares of common stock and received gross proceeds of $20,475,000. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $141,134,000. PPRP intends to qualify and be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 1997. In addition, simultaneously with the initial public offering, the Company obtained a $150,000,000 credit facility which will be used to help finance additional shopping center acquisitions and for other corporate purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  PRINCIPLES OF COMBINATION

    The combined financial statements include the accounts of the Company (Note
    1). All material intercompany transactions and balances have been eliminated.

(b) CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, highly liquid investments with an original maturity of three months or less are considered cash equivalents.

(c) INCOME RECOGNITION

    Rental revenue is recognized on a straight-line basis over the terms of the leases, less a general allowance for doubtful accounts relating to accrued rent receivable for leases which may be terminated before the end of the contracted term.

(d) CAPITALIZATION OF COSTS

    The Company capitalizes direct carrying costs such as interest, property taxes and other related costs to property under development.

(e) DEPRECIATION AND AMORTIZATION

    Depreciation on buildings and improvements is provided using a forty-year straight-line basis. Tenant improvements and costs incurred in obtaining leases are depreciated on a straight-line basis over the lives of the respective leases.

    Prepaid loan fees are amortized over the lives of the loans and the related amortization expense is included as a component of interest expense.

(f) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                          PAN PACIFIC DEVELOPMENT PROPERTIES
                        NOTES TO COMBINED FINANCIAL STATEMENTS
             For the six months ended June, 30, 1997 and 1996 (unaudited)
                       and for the year ended December 31, 1996
                          (Tabular amounts are in thousands)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) INCOME TAXES

    Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h) CREDIT RISK

    The Company predominantly operates in one industry segment, real estate ownership, management and development. No single tenant accounts for 10% or more of combined revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to trade receivables are limited due to the large number of tenants comprising the Company's customer base, and their dispersion across many geographical areas. At June 30, 1997 and December 31, 1996, the Company had no significant concentration of credit risk.

(i) NET INCOME PER SHARE

    Since these combined financial statements report the activities of partnerships and wholly-owned corporations, net income per share is not relevant and is therefore not included.

(j) USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reporting of revenue and expenses during the reporting period to prepare these combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(k) UNAUDITED INTERIM COMBINED FINANCIAL STATEMENTS

    The combined financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the respective interim periods. All such adjustments are of a normal, recurring nature.

3.  PROPERTY UNDER DEVELOPMENT

    At June 30, 1997 and December 31, 1996, property under development included the construction of Phase II of a shopping center located in Sacramento, California. Phase II will consist of approximately 60,000 square feet with an anticipated opening in the third quarter of 1997. Land included in property under development was $1,357,804 and $1,342,323 at June 30, 1997 and December 31, 1996, respectively.

    At June 30, 1997, there remained a commitment of $1,933,413 under the development contract for work to be performed on Phase II.

                          PAN PACIFIC DEVELOPMENT PROPERTIES
                        NOTES TO COMBINED FINANCIAL STATEMENTS
             For the six months ended June 30, 1997 and 1996 (unaudited)
                       and for the year ended December 31, 1996
                          (Tabular amounts are in thousands)


4.  NOTES PAYABLE

    In connection with the initial public offering (Note 1), notes payable were paid off in the amount of $139,217,000. The table below represents future principal payments due as of June 30, 1997 on the debt remaining:

              July 1 through December 31, 1997   $     553
              1998                                   1,194
              1999                                   2,527
              2000                                  27,145
              2001                                     665
              2002 and subsequent                   60,610
                                                 ---------
                                                 $  92,694
                                                 ---------
                                                 ---------

    Interest rates on the debt remaining are fixed and range from 7.75% to 9.38%, with a weighted average interest rate of 8.13%.

5.  INVESTMENTS IN UNCOMBINED PARTNERSHIPS

    The accompanying combined financial statements include investments in two partnerships in which the Company does not own a controlling interest. The Company owns 50% general partner interests in Melrose Village and North Coast Health Center. These investments are reported using the equity method.

    Summarized combined financial information for the partnership is presented below:

                                JUNE 30,        DECEMBER 31,
                                  1997             1996
                                --------        --------
                               (unaudited)

              Properties        $ 19,500        $ 19,706
              Other assets           574             806
                                --------        --------

              Total assets      $ 20,074        $ 20,512
                                --------        --------
                                --------        --------

              Notes payable     $ 14,000        $ 15,100
              Other liabilities      402             568
              Equity               5,672           4,844
                                --------        --------

                                $ 20,074        $ 20,512
                                --------        --------
                                --------        --------

                             FOR THE THREE MONTHS ENDED   FOR THE SIX  MONTHS ENDED
                                     JUNE 30,                     JUNE 30,
                             --------------------------   -------------------------
                               1997           1996           1997           1996
                               ----           ----           ----           ----
                                    (unaudited)                  (unaudited)
              Revenue        $ 1,046        $ 1,008        $ 2,050        $ 2,032
              Expenses           938            924          1,852          1,876
                             -------        -------        -------        -------

              Net income     $   108        $    84        $   198        $   156
                             -------        -------        -------        -------
                             -------        -------        -------        -------

                          PAN PACIFIC DEVELOPMENT PROPERTIES
                        NOTES TO COMBINED FINANCIAL STATEMENTS
             For the six months ended June 30, 1997 and 1996 (unaudited)
                       and for the year ended December 31, 1996
                          (Tabular amounts are in thousands)

6.  FUTURE LEASE REVENUE

    Total future minimum lease receipts under noncancellable operating tenant leases in effect at June 30, 1997 are as follows:

    July 31 through December 31, 1997  $ 17,583
    1998                                 34,622
    1999                                 31,940
    2000                                 29,253
    2001                                 25,255
    2002 and subsequent                  110,664
                                       ---------
                                       $ 249,317
                                       ---------
                                       ---------

    Total percentage rents for the six months ended June 30, 1997 and for the year ended December 31, 1996 are $130,335 and $239,339, respectively, and are included in rental revenue.

7.  RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses are management fees totaling $390,000 for each of the six months ended June 30, 1997 and 1996, respectively, which are a reimbursement by the Company of costs incurred by the Parent for managing the development of the Company's properties, directing corporate strategy, and consulting on operations.

(b) The Company paid a consulting fee of $210,000 for each of the six months ended June 30, 1997 and 1996, respectively, to a sole proprietorship owned by a director of an affiliate of the Company.

(c) The Company incurred $431,000 and $939,000 for the six months ended June 30, 1997 and 1996, respectively, of loan guaranty fees charged by the Parent.

(d) The Company received net advances from parent of $38,443,000 and $3,595,000 for the six months ended June 30, 1997 and 1996, respectively. These advances are due on demand and are non-interest bearing.

(e) On January 1, 1996 the Company acquired the remaining 98% of Laurentian Center from an affiliate and a related party. As a result of this transaction, the Company has a note and related accrued interest payable to the related party of $141,000 at June 30, 1997.

8.  COMMITMENTS AND CONTINGENCIES

(a) The Company leases certain real estate and office equipment under operating leases expiring at various dates through 2002. Rental expense was $309,531 and $309,009 for the six months ended June 30, 1997 and 1996, respectively.

(b) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the combined financial statements taken as a whole.

9.  SUBSEQUENT EVENTS

(a) In August 1997, the Company purchased Green Valley Town & Country, a 130,553 square foot shopping center located in Henderson, Nevada, a suburban community near Las Vegas. The purchase price was $16,383,547 which included a prepayment penalty of $1,083,547 to pay off the existing mortgage at closing.

(b) In August 1997, the Company acquired the remaining ten percent interest in Tanasbourne Limited Partnership for $1,050,000.

(c) In September 1997, the Company purchased Rainbow Promenade, a 228,960 square foot shopping center located in Las Vegas, Nevada. The purchase price was $31,300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
    The following discussion should be read in conjunction with the Combined Financial Statements of Pan Pacific Development Properties, and the notes thereto, appearing elsewhere in this report.

    The Company receives income primarily from rental revenue (including recoveries from tenants) from shopping center properties. As a result of the Company's acquisition and development program, the financial data shows increases in total revenue from period to period, largely attributable to the acquisitions and properties placed into operation during the period and the benefit of a full period of rental and other revenue for properties acquired or placed into operation in the preceding period.

    The Company believes that overhead costs will decrease as a percentage of revenue as the Company achieves economies of scale through increases in its portfolio's revenue base. For example, during the first six months of 1997 the Company owned properties comprising a weighted average GLA of 3,247,705 square feet. Total expenses, excluding interest, depreciation and amortization for the six months ended June 30, 1997 were $6,818,000 or an annualized $4.20 per square foot. By comparison, during the first six months of 1996, the Company owned properties comprising a weighted average GLA of 2,845,000 square feet. Total expenses, excluding interest, depreciation and amortization, for the six months ended June 30, 1996 were $6,027,000 or an annualized $4.24 per square foot.

    The Company expects that the more significant part of its revenue growth in the next one to two years will come from additional acquisitions and contractual rent increases rather than from occupancy increases.

RESULTS OF OPERATIONS

    COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996.

    Total revenue increased by $3,133,000 or 18.8% to $19,831,000 for the six months ended June 30, 1997 as compared to $16,698,000 for the six months ended June 30, 1996.

    Rental revenue increased by $2,238,000 or 16.6% to $15,683,000 from $13,445,000 for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The increase in rental revenue resulted principally from the completion of construction at Laguna Village Phase I in May 1996 and the acquisition of Chico Crossroads in February 1997, Monterey Plaza in April 1997 and Fairmont Shopping Center in May 1997. Rental revenue also increased as a result of increased occupancy levels, primarily at Canyon Ridge Plaza and Sahara Pavilion North.

    Recoveries from tenants increased by $521,000 or 17.3% to $3,536,000 for the six months ended June 30, 1997, compared to $3,015,000, for the six months ended June 30, 1996. This increase resulted primarily from the inclusion of recoveries from Laguna Village Phase I, Chico Crossroads, Monterey Plaza and Fairmont Shopping Center in 1997. Recoveries from tenants were 84.1% of property operating expenses and property taxes for the six months ended June 30, 1997 as compared to 89.0% of the same expenses for the same period in 1996. This percentage has decreased as a result of the impact of leases in place at properties acquired in 1997. The Company expects this percentage to increase over time as new leases are initiated by Company management.

    Property expenses include property operating expenses, property taxes and property management fees. For the six months ended June 30, 1997 and 1996, property operating expenses were $2,728,000 and $2,296,000, respectively. The increase in property operating expenses was primarily attributable to the development property placed into operation during calendar year 1996 and the properties acquired during the six months ended June 30, 1997. Property taxes increased by $385,000 or 35.3% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The increase in property taxes was primarily the result of the completion of Laguna Village Phase I and the acquisitions of Chico Crossroads,

Monterey Plaza and Fairmont Shopping Center.

    Depreciation and amortization for the six months ended June 30, 1997 increased by $353,000 or 9.9% to $3,929,000 from $3,576,000 for the six months ended June 30, 1996. This was primarily due to the May 1996 completion of Laguna Village Phase I and the acquisitions of Chico Crossroads, Monterey Plaza and Fairmont Shopping Center.

    Interest expense increased by approximately $863,000 or 12.1% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, primarily as a result of debt assumed pursuant to the acquisition of Monterey Plaza, the net impact of the December 1996 refinancing of variable rate debt and the completion of Laguna Village Phase I. This increase was partially offset by reduced debt levels related to certain properties.

    General and administrative expenses amounted to $1,880,000 for the six months ended June 30, 1997, as compared to $1,489,000 for the six months ended June 30, 1996, an increase of $391,000 or 26.2%. This increase was primarily attributable to salary increases and costs associated with additional staff necessitated by the acquisitions discussed above. As a percentage of total revenue, general and administrative expenses were 9.5% and 8.9% for the six months ended June 30, 1997 and 1996, respectively. The Company expects that general and administrative expenses will decrease as a percentage of total revenue in subsequent periods due to economies of scale which the Company anticipates should be realized as additional properties are acquired.

    Other expenses, net, consist primarily of loan guaranty fees and the write-off of capitalized leasing commissions and tenant improvements. Other expenses for the six months ended June 30, 1997 amounted to $666,000, a decrease of $437,000 when compared to $1,103,000 for the six months ended June 30, 1996. The decrease occurred primarily due to a decrease in loan guaranty fees and a decrease in the write-off of capitalized leasing commissions and tenant improvements, partially offset by the expensing of due diligence costs related to the acquisition of a company which was not consummated.

    The following table compares the operating data for the properties ("Same Store Properties") that were owned and in operation for the six months ended June 30, 1997 and June 30, 1996:



                                                          1997                1996
                                                         ------               -----
         Revenue:
              Rental                                  $ 13,864,000        $ 13,445,000
              Recoveries from tenants                    3,188,000           3,015,000
              Income from uncombined partnerships          116,000              57,000
              Other                                        452,000             181,000
                                                       ------------      -------------
                                                      $ 17,620,000        $ 16,698,000
         Expenses:
         Property operating, property taxes and
           property management fees                      3,757,000           3,435,000
                                                       ------------      -------------
         Operating income                             $ 13,863,000        $ 13,263,000
                                                       ------------      -------------
                                                       ------------      -------------



    Operating income for the Same Store Properties for the six months ended
June 30, 1997 increased over the same period in the prior year by $600,000.
This increase was attributable to increased rental revenue due to increased occupancy levels primarily at Canyon Ridge Plaza, Cheyenne Commons, Sahara Pavilion North and Tanasbourne Village. In addition, other revenue increased at Sunset Square by approximately $100,000 due to a judgement received and there were approximately $90,000 of lease termination fees received by Canyon Ridge
Plaza and  Sahara Pavilion North.   Property operating expenses for these Same
Store Properties increased by $322,000 for the six months ended June 30, 1997, over the same period in the prior year due primarily to increased property tax expense and center enhancement costs such as painting new awnings, signage and landscaping at Cheyenne Commons as well as increased bad debt expense at Sunset Square.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996.

    Total revenue increased by $2,032,000 or 23.7% to $10,599,000 for the three months ended June 30, 1997, as compared to $8,567,000 for the three months ended June 30, 1996.

    Rental revenue increased $1,419,000 or 20.4% to $8,386,000 for the three months ended June 30, 1997, as compared to $6,967,000 for the three months ended June 30, 1996. The increase in rental revenue resulted primarily from the completion of Laguna Village Phase I in May 1996 and the acquisitions of Chico Crossroads in February 1997, Monterey Plaza in April 1997 and Fairmont Shopping Center in May 1997.

    Recoveries from tenants increased to $1,847,000 for the three months ended June 30, 1997, an increase of $360,000 or 24.2%, as compared to $1,487,000 for the three months ended June 30, 1996. This increase resulted principally from recoveries from tenants of Laguna Village Phase I, Chico Crossroads, Monterey Plaza, and Fairmont Shopping Center. Recoveries from tenants were 81.7% of property operating expenses and property taxes for the three months ended June 30, 1997 as compared to 90.1% of the same expenses for the same period in 1996. This percentage has decreased as a result of the impact of leases in place at properties acquired in 1997. The Company expects this percentage to increase over time as new leases are initiated by Company management.

    Property expenses include property operating expenses, property taxes and property management fees. Property operating expenses for the three months ended June 30, 1997 increased to $1,474,000, an increase of $364,000 or 32.8%, from $1,110,000 for the three months ended June 30, 1996. This increase was primarily attributable to the completion of Laguna Village Phase I and its subsequent operations, as well as the acquisitions of Chico Crossroads, Monterey Plaza and Fairmont Shopping Center. Property taxes increased by $246,000 or 45.5% to $787,000 for the three months ended June 30, 1997, compared to $541,000 for the three months ended June 30, 1996. The increase in property taxes was primarily the result of the completion of Laguna Village Phase I and its subsequent operations, and the acquisitions of Chico Crossroads, Monterey Plaza and Fairmont Shopping Center.

    Depreciation and amortization increased by $292,000 or 16.1% to $2,102,000 from $1,810,000 primarily due to the effect of the properties acquired or placed into operation.

    Interest expense for the three months ended June 30, 1997 increased by $629,000 or 17.9% to $4,149,000, as compared to $3,520,000 for the three months ended June 30, 1996, primarily as a result of debt assumed pursuant to the acquisition of Monterey Plaza, the construction loan interest at Laguna Village Phase I and the net impact of the December 1996 refinancing of variable rate debt. This increase was partially offset by reduced debt levels related to certain properties.

    General and administrative expenses increased by $340,000 or 54.7% for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, primarily due to salary increases and costs associated with additional staff necessitated by the acquisitions discussed above. As a percentage of total revenue, general and administrative expenses were 9.1% and 7.3% for the three months ended June 30, 1997 and 1996, respectively. The Company expects that general and administrative expenses will decrease as a percentage of total revenue in subsequent periods due to economies of scale which the Company anticipates should be realized as additional properties are acquired.

    Other expenses, net, consist primarily of loan guaranty fees, and the write-off of capitalized leasing commissions and tenant improvements. Other expenses amounted to $216,000 for the three months ended June 30, 1997, a decrease of $331,000 when compared to other expenses of $547,000 for the three months ended June 30, 1996. The decrease resulted from a decrease in loan guaranty fees and a decrease in the write-off of capitalized leasing commissions and tenant improvements.

    The following table compares the operating data for the Same Store Properties that were owned and in operation for the three months ended June 30, 1997 and June 30, 1996.



                                                                    1997            1996
                                                                    ----            -----
         Revenue:
              Rental                                            $  6,956,000    $  6,967,000
              Recoveries from tenants                              1,611,000       1,487,000
              Income (loss) from uncombined partnerships              61,000         (68,000)
              Other                                                  295,000         181,000
                                                                ------------  ---------------
                                                                   8,923,000       8,567,000
         Expenses:
              Property operating, property taxes and property
                 management fees                                   1,930,000       1,687,000
                                                                ------------  ---------------

         Operating income                                       $  6,993,000    $  6,880,000
                                                                ------------  ---------------
                                                                ------------  ---------------




    Operating income for the Same Store Properties for the three months ended June 30, 1997 increased over the three months ended June 30, 1996 by $113,000. This increase was primarily attributable to increased recoveries from tenants at Chino Town Square of approximately $74,000. In addition, income from the uncombined partnerships (Melrose Village Plaza and North Coast Health Center) increased. Also, other revenue increased at Sunset Square by approximately $100,000 due to a judgement received related to a past tenant. Operating expenses for these Same Store Properties increased by $243,000 for the three months ended June 30, 1997 over the prior year primarily due to increased common area maintenance expenditures at Chino, as discussed above, and increased bad debt expense at Sunset Square.

CASH FLOWS
    COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996.

    Net cash provided by operating activities increased by $1,292,000 to $4,365,000 for the six months ended June 30, 1997, as compared to $3,073,000 for the six months ended June 30, 1996. The increase was primarily the result of increases in net income, accounts payable and other accrued liabilities, partially offset by increases in restricted cash and accounts receivable. Net cash used in investing activities increased by $42,800,000 to $55,602,000 for the six months ended June 30, 1997, compared to $12,802,000 for the six months ended June 30, 1996. The increase was primarily the result of additions to properties for the acquisitions of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center and Lakewood Shopping Center as well as the acquisition of notes receivable during the six months ended June 30, 1997, compared to the lower costs of the acquisition of the remaining ownership interests in Laurentian Center in 1996. Net cash provided by financing activities increased by $37,251,000 to $46,234,000 for the six months ended June 30, 1997 compared to $8,983,000 for the six months ended June 30, 1996. The increase was primarily the result of increases in advances from parent for the acquisitions noted above as well an increase in note payable to finance an acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes the initial public offering and the formation transactions that were completed in August 1997 improved its financial position through changes to its capital structure, principally the substantial reduction in its overall debt and its debt-to-equity ratio. In connection with the formation transactions, the Company repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding secured debt after the formation transactions was reduced by approximately $146,000,000. This will result in a significant reduction in annual mortgage interest expense as a percentage of total revenue

(16.5% on a pro forma basis as compared to 41.8% for the historical year ended December 31, 1996). Thus, cash from operations required to fund debt service requirements will decrease substantially. The market capitalization of the Company, based on the initial public offering price of the issued and outstanding shares of Common Stock, including the full exercise of the underwriter's over-allotment option, and the debt outstanding at the completion of the initial public offering was approximately $419,303,000 with total debt (exclusive of accounts payable and accrued expenses) of approximately $91,430,000. As a result, the Company's debt to total market capitalization ratio was approximately 21.8% as of September 8, 1997. The Unsecured Credit Facility combined with this lower leveraged capital structuring will enhance the Company's ability to take advantage of acquisition opportunities as well as to provide funds for working capital resources.

    The Company has approximately $150 million available under the Unsecured Credit Facility. The Company anticipates that the Unsecured Credit Facility will be used primarily to acquire additional properties and for general working capital needs.

    The Company's mortgage indebtedness outstanding after the closing of the Offering requires balloon payments of $26,438,000, $4,004,000 and $52,748,000 in 2000, 2004 and 2007, respectively. It is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

    The Company expects to make distributions from cash available for distributions, which the Company believes will exceed historical cash available for distributions through the reduction in debt service resulting from the repayment of indebtedness described above. Amounts accumulated for distribution will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

    The Company expects to meet its short-term liquidity requirements generally through its current working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make the distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future.

    The Company expects to meet certain long-term liquidity requirements such as property acquisition and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. The Company also expects to use funds available under the Unsecured Credit Facility to finance acquisition and development activities and capital improvements on an interim basis.

    In the past, PPD received non-interest bearing advances from PPD's parent, Revenue Properties, to meet short-term and long-term liquidity requirements. These advances are to be repaid on demand. For reasons discussed above, the Company does not anticipate the need for such advances in the future.

INFLATION

    Substantially all of the leases provide for the recovery of real estate taxes and operating expenses incurred by the Company. In addition, many of the leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measures) and percentage rent. The Company believes that inflationary increases in expenses will be substantially offset by the expense reimbursements, contractual rent increases and percentage rent described above.

    The Unsecured Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

IMPACT OF ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT ADOPTED BY THE COMPANY

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS.

    In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure", was issued. This statement establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997.

    In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued and is effective for fiscal years beginning after December 15, 1997. This statement requires companies to classify items of other comprehensive income by their nature in an income statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements.

    The Company anticipates that the adoption of SFAS Nos. 128, 130 and 131 will not result in disclosures that will be materially different from those presently required

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                      Description
-----------                      -----------
    3.1     Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company's Registration Statement on
            Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

    3.2     Amended and Restated Bylaws of the Company (previously filed as
            Exhibit 3.2 to the Company's Registration Statement on Form S-11
            (Registration No. 333-28715) and incorporated herein by reference)

    4.1     Form of Certificate of Common Stock (previously filed as Exhibit
            4.1 to the Company's Registration Statement on Form S-11
            (Registration No. 333-28715) and incorporated herein by reference)

   10.1     The 1997 Stock Option and Incentive Plan of Pan Pacific Retail
            Properties, Inc. (previously filed as Exhibit 10.1 to the
            Company's Registration Statement on Form S-11 (Registration
            No. 333-28715) and incorporated herein by reference)

   10.2     Form of Officers and Directors Indemnification Agreement
            (previously filed as Exhibit 10.2 to the Company's Registration
            Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   10.3     Form of Employment Agreement between the Company and Mr. Stuart
            A. Tanz (previously filed as Exhibit 10.3 to the Company's
            Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   10.4     Form of Employment Agreement between the Company and Mr. David L.
            Adlard (previously filed as Exhibit 10.4 to the Company's
            Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   10.5     Form of Employment Agreement between the Company and Mr. Jeffrey
            S. Stauffer (previously filed as Exhibit 10.5 to the Company's
            Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   10.6     Form of Miscellaneous Rights Agreement (previously filed as
            Exhibit 10.6 to the Company's Registration Statement on Form S-11
            (Registration No. 333-28715) and incorporated herein by reference)

   10.7     Form of Non-Competition Agreement (previously filed as Exhibit
            10.7 to the Company's Registration Statement on Form S-11
            (Registration No. 333-28715) and incorporated herein by reference)

   10.8     Credit Agreement with Bank of America NT&SA

   10.9     Purchase and Sale Agreement for Rainbow Promenade

   27 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)




(b)  REPORTS ON FORM 8-K. - NONE




                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 1997.

                                  PAN PACIFIC RETAIL PROPERTIES, INC.



                                  By: /s/        Stuart A. Tanz
                                      Stuart A. Tanz
                                      President and Chief Executive Officer


                                  By: /s/        David L. Adlard
                                      David L. Adlard
                                      Executive Vice President and
                                      Chief Financial Officer

                                  By: /s/        Laurie A. Sneve
                                      Laurie A. Sneve, CPA
                                      Vice President and Controller