Form 10-Q
period 1997-09-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 1997-11-12
CIK 1040454

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ---------------------

                                      FORM 10-Q

                                   QUARTERLY REPORT
                           Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the quarterly period ended                 Commission File Number 001-13243
     September 30, 1997

                                ---------------------


                         PAN PACIFIC RETAIL PROPERTIES, INC.
                (Exact Name of Registrant as Specified in its Charter)


             Maryland                                          33-0752457
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                           Identification No.)


        1631-B South Melrose Drive                                 92083
            Vista, California                                   (Zip Code)
(Address of principal executive offices)


          Registrant's telephone number, including area code: (760) 727-1002

                                ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  No
                                                     ---    ---
As of November 11, 1997, 16,814,012 shares of the registrant's Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

 ITEM 1: Financial Statements

                       PAN PACIFIC RETAIL PROPERTIES, INC. AND
                          PAN PACIFIC DEVELOPMENT PROPERTIES
                       CONSOLIDATED AND COMBINED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  Pan Pacific
                                                                               The Company     Development Properties
                                                                               -------------   ----------------------
                                                                               September 30,       December 31,
                                                                                   1997               1996
                                                                               -------------   ----------------------
                                                                               (unaudited)
ASSETS:
Operating properties, at cost:
  Land                                                                           $115,345            $ 82,792
  Buildings and improvements (including related party
    development and acquisition fees of $1,235 and $1,182, respectively)          266,028             173,250
  Tenant improvements                                                              32,762              32,051
                                                                                 --------            --------
                                                                                  414,135             288,093
  Less accumulated depreciation and amortization                                  (31,875)            (26,857)
                                                                                 --------            --------
                                                                                  382,260             261,236
Property under development, at cost                                                     -               2,781
                                                                                 --------            --------
                                                                                  382,260             264,017

Investments in unconsolidated/uncombined partnerships                              10,077               2,502

Cash and cash equivalents                                                           6,268               8,235

Restricted cash                                                                       648                 697

Accounts receivable (net of allowance for doubtful accounts
  of $136 and $72, respectively)                                                    1,607               1,074

Accrued rent receivable (net of allowance for doubtful accounts
  of $755 and $666, respectively)                                                   6,796               5,995

Notes receivable                                                                    2,990               3,457

Deferred lease commissions (including unamortized related party amounts of $2,295 and $2,275, respectively, and net of accumulated
  amortization of $3,559 and $3,368, respectively)                                  2,612               2,399

Prepaid expenses                                                                    4,310               3,283

Other assets                                                                        1,706               1,527
                                                                                 --------            --------
                                                                                 $419,274            $293,186
                                                                                 --------            --------
                                                                                 --------            --------
LIABILITIES AND SHAREHOLDERS' AND OWNER'S EQUITY:
Notes payable                                                                     $90,945            $192,915

Line of credit payable                                                             13,600                   -

Advances from related party                                                             -              32,113

Accounts payable (including related party amounts of $41 and  $79,
 respectively)                                                                      1,921               1,279

Accrued expenses and other liabilities (including related party amounts
  of $0 and $440, respectively)                                                     3,572               3,532
                                                                                 --------            --------
                                                                                  110,038             229,839

Minority interests                                                                  1,475               1,539

Shareholders' equity:
  Common stock par value $.01 per share, 100,000,000 authorized shares,
   16,814,012 shares issued and outstanding at September 30, 1997                     168                   -
  Paid in capital in excess of par value                                          397,580                   -
 Accumulated deficit                                                              (89,987)                  -
                                                                                 --------            --------
                                                                                  307,761                   -
Owner's equity                                                                          -              61,808
                                                                                 --------            --------
                                                                                 $419,274            $293,186
                                                                                 --------            --------
                                                                                 --------            --------
      See accompanying notes to consolidated and combined financial statements.


                       PAN PACIFIC RETAIL PROPERTIES, INC. AND
                          PAN PACIFIC DEVELOPMENT PROPERTIES
                              CONSOLIDATED AND COMBINED
                            STATEMENTS OF INCOME (NOTE 1)
                          (IN THOUSANDS, EXCEPT SHARE DATA)




                                              For the Three Months Ended  For the Nine Months Ended
                                                     September 30,                 September 30,
                                              --------------------------  -------------------------
                                                 1997           1996           1997           1996
                                              --------       --------       --------       --------
                                                      (unaudited)                  (unaudited)
REVENUE:
  Base rent                                   $  9,699       $  6,996       $ 25,252       $ 20,317
  Percentage rent                                   60             59            190            183
  Recoveries from tenants                        2,022          1,560          5,558          4,575
  Income from unconsolidated/uncombined
   partnerships                                    102             59            218            116
  Other                                            222             51            718            232
                                              --------       --------       --------       --------
                                                12,105          8,725         31,936         25,423
                                              --------       --------       --------       --------
EXPENSES:
  Property operating                             1,447          1,204          4,175          3,500
  Property taxes                                   835            600          2,311          1,691
  Property management fees                          34             24            102             72
  Depreciation and amortization                  2,210          1,833          6,303          5,784
  Interest                                       3,268          3,669         11,253         10,791
  General and administrative                       959            707          2,839          2,196
  Other expenses, net                               74            333            576          1,061
                                              --------       --------       --------       --------
                                                 8,827          8,370         27,559         25,095
                                              --------       --------       --------       --------
INCOME BEFORE INCOME TAX
  EXPENSE, MINORITY  INTERESTS
  AND EXTRAORDINARY ITEM                         3,278            355          4,377            328

  Income tax expense                                 -            (50)           (65)          (135)
  Minority interests                               (49)           (20)          (106)           (22)
                                              --------       --------       --------       --------
INCOME BEFORE
 EXTRAORDINARY ITEM                              3,229            285          4,206            171

  Extraordinary loss on early
   extinguishment of debt                       (1,043)             -         (1,043)             -
                                              --------       --------       --------       --------
NET INCOME                                    $  2,186         $  285       $  3,163           $171
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------
Income before extraordinary
  item per share                                $ 0.19         $ 0.02         $ 0.25         $ 0.01

Net income per share                            $ 0.13         $ 0.02         $ 0.19         $ 0.01

Weighted average shares outstanding         16,852,662     16,852,662     16,852,662     16,852,662


      See accompanying notes to consolidated and combined financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC. AND
                          PAN PACIFIC DEVELOPMENT PROPERTIES
                              CONSOLIDATED AND COMBINED
                          STATEMENTS OF CASH FLOWS (NOTE 1)
                                    (IN THOUSANDS)

                                                                      For the Nine Months Ended
                                                                              September 30,
                                                                      -------------------------
                                                                         1997            1996
                                                                      ---------        --------
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  3,163         $  171
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                         6,303          5,784
    Amortization of prepaid financing costs                                 302            182
    Extraordinary loss on early extinguishment of debt                    1,043              -
    Income from unconsolidated/uncombined partnerships                     (218)          (116)
    Minority interests                                                      106             22
    Changes in assets and liabilities:
      Decrease in restricted cash                                            49            808
      Decrease (increase) in accounts receivable                           (926)           512
      Increase in accrued rent receivable                                  (801)          (622)
      Increase in deferred lease commissions                               (628)          (990)
      Decrease (increase) in prepaid expenses                            (1,337)            86
      Increase in other assets                                             (331)          (332)
      Decrease in accounts payable                                       (1,184)        (1,105)
      Increase in accrued expenses and other liabilities                     40            665
                                                                      ---------        -------
        Net cash provided by operating activities                         5,581          5,065
                                                                      ---------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of and additions to operating properties                (100,409)       (16,794)
  Additions to property under development                                (3,245)          (318)
  Increase (decrease) in construction accounts payable                    1,134           (501)
  Contributions to unconsolidated/uncombined partnerships                (7,357)             -
  Distributions from unconsolidated/uncombined partnerships                   -            216
  Acquisitions of notes receivable                                       (4,648)             -
  Collections of notes receivable                                         5,351          2,236
                                                                      ---------        -------
        Net cash used in investing activities                          (109,174)       (15,161)
                                                                      ---------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable proceeds                                                 13,600         10,583
  Notes payable payments                                               (122,531)        (4,676)
  Advances from parent                                                   67,393          4,075
  Prepaid financing costs                                                     -           (330)
  Acquisition of minority interest                                         (170)             -
  Payment of prepayment penalties                                        (1,035)             -
  Net proceeds from issuance of capital stock                           143,976              -
  Refunds from loan escrow                                                  393              -
                                                                      ---------        -------
        Net cash provided by financing activities                       101,626          9,652
                                                                      ---------        -------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                            (1,967)          (444)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                               8,235          5,578
                                                                      ---------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   6,268        $ 5,134
                                                                      ---------        -------
                                                                      ---------        --------


                       PAN PACIFIC RETAIL PROPERTIES, INC. AND
                          PAN PACIFIC DEVELOPMENT PROPERTIES
                        CONSOLIDATED AND COMBINED STATEMENTS
                          OF CASH FLOWS (NOTE 1) (CONTINUED)
                                    (IN THOUSANDS)



                                                                      For the Nine Months Ended
                                                                              September 30,
                                                                      -------------------------
                                                                         1997            1996
                                                                      ---------        --------
                                                                              (unaudited)
SUPPLEMENTARY DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for mortgage interest (net of amounts capitalized of
    $0 and $51, respectively)                                          $ 11,425         $10,786
  Income taxes paid                                                    $     13         $   137

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Transfer from property under development to operating properties     $  5,907         $ 9,327
  Transfer from property under development to prepaid
    financing costs                                                    $      -         $   116
  Transfer from property under development to deferred lease
    commissions                                                        $    119         $   197
  Notes payable assumed upon acquisition of operating properties       $ 19,042         $     -
  Wrap-around note receivable and note payable assumed                 $  1,519         $     -
  Accrual of offering costs                                            $    692         $     -
  Transfer of notes receivable to operating properties through
    a deed in lieu of foreclosure                                      $  1,283         $     -
  Reclassification of advances from parent to shareholders' equity     $ 99,506         $     -
  Interest capitalized                                                 $      -         $   304


      See accompanying notes to consolidated and combined financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC. AND
                          PAN PACIFIC DEVELOPMENT PROPERTIES
                              NOTES TO CONSOLIDATED AND
                            COMBINED FINANCIAL STATEMENTS
             As of September 30, 1997 (unaudited) and December 31, 1996, and for the three and nine months ended September 30, 1997 and 1996 (unaudited)
                          (Tabular amounts are in thousands)

1.  ORGANIZATION AND BASIS OF PRESENTATION

    Pan Pacific Realty Corporation was incorporated in the state of Maryland on April 16, 1997 (inception). Pan Pacific Realty Corporation subsequently changed its name to Pan Pacific Retail Properties, Inc. (the "Company"). The Company was formed to continue to operate and expand the shopping center business conducted by Pan Pacific Development (U.S.) Inc. ("PPD"), a wholly-owned subsidiary of Revenue Properties Company Limited ("Revenue Properties"), and its subsidiaries related to the ownership of its neighborhood and community shopping centers, its medical office building and leasing and management activities of its portfolio ("Pan Pacific Development Properties"). All of the accounts of PPD unrelated to these activities have been excluded from these consolidated and combined financial statements. The shopping center portfolio is comprised of approximately 4,000,000 square feet and is located primarily in the western region of the United States. The Company intends to qualify and be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 1997.

    On August 13, 1997, the Company completed an initial public offering of 8,050,000 shares of common stock at $19.50 per share (including 1,050,000 shares issued as a result of the full exercise of the over-allotment option by the underwriters on September 8, 1997) (the "Offering"). The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $143,284,000.

    The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation Transactions"):

    - Certain properties were transferred by PPD entities to the Company and certain PPD entities were merged with and into the Company.

    -    PPD contributed cash of $26,486,000 to the Company (the "PPD
         Contribution").

    - The Company obtained a $150,000,000 unsecured credit facility (the "Unsecured Credit Facility") which is expected to be used to finance additional shopping center acquisitions and for other corporate purposes.

    - A portion of the estimated net proceeds of the Offering and the PPD Contribution were used by the Company to repay indebtedness of the Company and to pay transaction costs, including fees and expenses associated with the Unsecured Credit Facility.

    The transfer of certain properties and the merger of certain PPD entities with and into the Company was accounted for as a combination of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets and liabilities were carried over at their historical book values and their operations have been recorded on a combined historical basis. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred, as though the entities had been combined as of either the beginning of the period or inception. Accordingly, the results of operations for the three- and nine-month periods ended September 30, 1997 comprise those of the combined entities from August 13, 1997 through September 30, 1997. Prior to the combination, the Company had no significant operations; therefore, the combined operations for the periods prior August 13, 1997 represent primarily the operations of Pan Pacific Development Properties. The combination did not require any material adjustments to conform to accounting policies of the separate entities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION AND COMBINATION

    The consolidated and combined financial statements include the accounts of the Company and Pan Pacific Development Properties (Note 1). All material intercompany transactions and balances have been eliminated. At September 30, 1997, the Company consolidated Chino Town Square of which the Company's ownership interest is 91.5%. The Company has recorded a minority interest for the portion not owned by the Company. In August 1997, the Company acquired the 10% minority interest in Tanasbourne Village.

(b) CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, highly liquid investments with an original maturity of three months or less are considered cash equivalents.

                       PAN PACIFIC RETAIL PROPERTIES, INC. AND
                          PAN PACIFIC DEVELOPMENT PROPERTIES
                              NOTES TO CONSOLIDATED AND
                            COMBINED FINANCIAL STATEMENTS
              As of September 30, 1997 (unaudited) and December 31, 1996, and for the three and nine months ended September 30, 1997 and 1996 (unaudited)
                         (Tabular amounts are in thousands)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(g) INCOME TAXES

    The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable period ending December 31, 1997. As a result, the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually its taxable income to its shareholders and complies with certain other requirements. Accordingly, subsequent to the Offering, no provision has been made for federal income taxes in the accompanying financial statements.

(h) CREDIT RISK

    The Company predominantly operates in one industry segment, real estate ownership, management and development. No single tenant accounts for 10% or more of revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company's customer base, and their dispersion across many geographical areas. At September 30, 1997 and December 31, 1996, the Company had no significant concentration of credit risk.

(i) NET INCOME PER SHARE

    Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. The weighted average number of common shares outstanding is assumed to be 16,852,662 for all periods presented.

                       PAN PACIFIC RETAIL PROPERTIES, INC. AND
                          PAN PACIFIC DEVELOPMENT PROPERTIES
                              NOTES TO CONSOLIDATED AND
                            COMBINED FINANCIAL STATEMENTS
             As of September 30, 1997 (unaudited) and December 31, 1996, and for the three and nine months ended September 30, 1997 and 1996 (unaudited)
                         (Tabular amounts are in thousands)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) STOCK OPTION PLAN

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.
    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosures required by SFAS No. 123.

(k) USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(l) UNAUDITED INTERIM CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

    The financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the respective interim periods. All such adjustments are of a normal, recurring nature.

3.  PROPERTY UNDER DEVELOPMENT

    At December 31, 1996, property under development included the construction of Laguna Village Phase II, a shopping center located in Sacramento, California consisting of approximately 60,000 square feet. Land included in property under development was $1,342,323 at December 31, 1996.

    Laguna Village Phase II was substantially completed and transferred from property under development to operating properties during the third quarter of 1997. At September 30, 1997, there remained a commitment of approximately $2,700,000 to be paid related to the construction of Laguna Village Phase II, of which approximately $645,000 has not been completed. Of the remaining commitment, approximately $1,100,000 is the responsibility of PPD and approximately $1,600,000 is the responsibility of the Company.

4.  NOTES PAYABLE AND LINE OF CREDIT

    Future principal payments due on notes payable as of September 30, 1997, are shown in the table below:


         October 1 through December 31, 1997   $    261
         1998                                     1,088
         1999                                     1,179
         2000                                    27,145
         2001                                       665
         2002 and subsequent                     60,607
                                               --------
                                               $ 90,945
                                               --------
                                               --------

                       PAN PACIFIC RETAIL PROPERTIES, INC. AND
                          PAN PACIFIC DEVELOPMENT PROPERTIES
                              NOTES TO CONSOLIDATED AND
                            COMBINED FINANCIAL STATEMENTS
             As of September 30, 1997 (unaudited) and December 31, 1996, and for the three and nine months ended September 30, 1997 and 1996 (unaudited)
                         (Tabular amounts are in thousands)

4.  NOTES PAYABLE AND LINE OF CREDIT (CONTINUED)

    The notes payable have fixed interest rates ranging from 7.75% to 8.52%, with a weighted average interest rate of 8.11%.

    As part of the Formation Transactions, $134,217,000 of notes payable were repaid. In connection with the early pay off of these notes, an extraordinary item of $1,043,000 was recorded which includes prepayment penalties, unamortized prepaid financing costs and unamortized loan premium.

    The Company also has a $150,000,000 unsecured credit facility which bears interest at LIBOR plus 1.50% and expires in August 2000. At September 30, 1997, the amount drawn on this line of credit was $13,600,000 and the interest rate was 7.19%. The credit facility also currently requires a quarterly fee of .25% per annum on the unused amount of the available commitment.

5.  INVESTMENTS IN UNCONSOLIDATED/UNCOMBINED PARTNERSHIPS

    The accompanying financial statements include investments in two partnerships in which the Company does not own a controlling interest. The Company owns 50% general partner interests in Melrose Village Plaza and North Coast Health Center. These investments are reported using the equity method.

    Summarized combined financial information for the partnerships is presented below:

                       SEPTEMBER 30,     DECEMBER 31,
                            1997             1996
                       -------------     ------------
                        (unaudited)

    Properties          $ 19,446            $ 19,706
    Other assets             828                 806
                        --------            --------
    Total assets        $ 20,274            $ 20,512
                        --------            --------
                        --------            --------
    Notes payable       $    -              $ 15,100
    Other liabilities        396                 568
    Equity                19,878               4,844
                        --------            --------
                        $ 20,274            $ 20,512
                        --------            --------
                        --------            --------

                    FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                            SEPTEMBER 30,            SEPTEMBER 30,
                    --------------------------   -------------------------
                         1997         1996            1997          1996
                    -----------   ------------   -------------  ----------
                            (unaudited)                   (unaudited)

    Revenue          $ 1,002        $     976      $ 3,052       $ 3,008
    Expenses             798              920        2,650         2,796
                     -------        ---------      -------       -------
    Net income       $   204        $      56      $   402       $   212
                     -------        ---------      -------       -------
                     -------        ---------      -------       -------

6.  FUTURE LEASE REVENUE

    Total future minimum lease receipts under noncancellable operating tenant leases in effect at September 30, 1997 are as follows:

         October 1 through December 31, 1997     $  10,260
         1998                                       40,917
         1999                                       38,349
         2000                                       35,225
         2001                                       30,765
         2002 and subsequent                       129,862
                                                  --------
                                                  $285,378
                                                  --------
                                                  --------

                         PAN PACIFIC RETAIL PROPERTIES, INC.
                       AND PAN PACIFIC DEVELOPMENT PROPERTIES
                              NOTES TO CONSOLIDATED AND
                            COMBINED FINANCIAL STATEMENTS
             As of September 30, 1997 (unaudited) and December 31, 1996, and for the three and nine months ended September 30, 1997 and 1996 (unaudited)
                           (Tabular amounts are in thousands)

7.  STOCK OPTION AND INCENTIVE PLAN

    In 1997, the Company established the 1997 Stock Option and Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. At the time of the Offering, the Company issued to certain officers, directors and key employees, 900,000 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $19.50, equal to the stock's fair market value at the date of grant. The stock options have seven year terms and will vest 33 1/3% per year over three years from the date of grant, except the independent directors who received non-qualified options that vested 33 1/3% immediately, with the remainder vesting ratably over two years. In addition, 130,000 shares of common stock were awarded to certain individuals in the Company. The stock awards will vest 33 1/3% per year over three years from the date of award. An additional 720,000 shares of common stock have been reserved for issuance under the Plan. No other options or awards have been granted. As such, at September 30, 1997, there were 900,000 common stock options outstanding, 10,000 of which were exercisable and none had expired or were forfeited.

8.  RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses are management fees totaling $481,000 and $585,000 for the nine months ended September 30, 1997 and 1996, respectively, which are a reimbursement by Pan Pacific Development Properties of costs incurred by Revenue Properties for managing the development of the properties, directing corporate strategy, and consulting on operations. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(b) Pan Pacific Development Properties paid a consulting fee of $315,000 for each of the nine months ended September 30, 1997 and 1996, respectively, to a sole proprietorship owned by a director of Revenue Properties. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(c) Pan Pacific Development Properties incurred $529,000 and $1,409,000 for the nine months ended September 30, 1997 and 1996, respectively, for loan guaranty fees charged by Revenue Properties. These fees are recorded as a component of other expenses, net. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(d) Pursuant to the Offering, the Company issued shares of common stock in lieu of repayment of net advances from Revenue Properties of $99,506,000 for the nine months ending September 30, 1997. The Company received net advances from Revenue Properties of $4,075,000 for the nine months ended September 30, 1996.

9.  COMMITMENTS AND CONTINGENCIES

(a) The Company leases certain real estate and office equipment under operating leases expiring at various dates through 2002. Rental expense was $468,793 and $463,514 for the nine months ended September 30, 1997 and 1996, respectively.

(b) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated and combined financial statements taken as a whole.

10. SUBSEQUENT EVENTS

(a) On September 25, 1997, the Company entered into purchase and sale agreements to acquire three shopping centers located in the state of Washington. This includes Clairmont Village in Everett, a 93,501 square foot neighborhood center, Olympia West Center in Olympia, a 69,212 square foot promotional center and Tacoma Central in Tacoma, a 134,867 net square foot community center. The aggregate purchase price is approximately $41,600,000. The acquisition is expected to close in November 1997.

(b) On June 30, 1997, the Company entered into a letter of intent to purchase Stanford Ranch Crossing, a 189,834 square foot community shopping center located in the Sacramento, California metropolitan area as was disclosed in the Company's Offering prospectus. On September 17, 1997, the Company entered into a contingent purchase and sale agreement for this proposed transaction. On October 14, 1997, the Company canceled the purchase and sale agreement thereby terminating any material obligations it had with respect to this proposed acquisition.

                         PAN PACIFIC RETAIL PROPERTIES, INC.
                        AND PAN PACIFIC DEVELOPMENT PROPERTIES
                              NOTES TO CONSOLIDATED AND
                            COMBINED FINANCIAL STATEMENTS
             As of September 30, 1997 (unaudited) and December 31, 1996, and for the three and nine months ended September 30, 1997 and 1996 (unaudited)
                         (Tabular amounts are in thousands)

10. SUBSEQUENT EVENTS (CONTINUED)

(c) On October 6, 1997, the Board of Directors of the Company declared the first dividend of $0.2128 per share to be paid October 31, 1997 to shareholders of record on October 22, 1997. The dividend was for the prorated period from August 8, 1997 (the initial date of share trading) to September 30, 1997.

11. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED AND COMBINED FINANCIAL
    INFORMATION

    The accompanying unaudited pro forma information for the three and nine months ended September 30, 1997 are presented as if the Formation Transactions (including the acquisition of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center, Green Valley Town & Country and secured notes receivable), the Offering described in
    Note 1 to the financial statements and the repayment of notes payable pursuant to the Offering had all occurred on January 1, 1997. Such pro forma information is based upon the historical financial statements of the Company and Pan Pacific Development Properties and should be read in connection with the financial statements and the notes thereto.

    This unaudited pro forma condensed information does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                         Pro Forma Condensed Income Statement
                        (in thousands, except per share data)

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30, 1997   SEPTEMBER 30, 1997
                                             ------------------   ------------------
                                                 (unaudited)         (unaudited)
         Total revenue                             $ 12,272             $35,607

         Income before extraordinary item          $  4,627             $12,314

         Net income                                $  4,627             $11,271

         Income per share of common stock
           and common stock equivalents before
           extraordinary item                      $    .27             $   .73

         Net income per share of common stock
           and common stock equivalents            $    .27             $   .67

         Weighted average number of shares of
           common stock outstanding              16,852,662          16,852,662

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in connection with the consolidated and combined financial statements of Pan Pacific Retail Properties, Inc. and Pan Pacific Development Properties (collectively, the "Company"), and the notes thereto, appearing elsewhere in this report.

    The Company receives income primarily from rental revenue (including recoveries from tenants) from shopping center properties. As a result of the Company's acquisition and development program, the financial data shows increases in total revenue from period to period, largely attributable to the acquisitions and property placed into operation during the period and the benefit of a full period of rental and other revenue for property acquired or placed into operation in the preceding period.

    The Company believes that overhead costs will decrease as a percentage of revenue as the Company achieves economies of scale through increases in its portfolio's revenue base. For example, during the first nine months of 1997, the Company owned properties comprising a weighted average gross leasable area ("GLA") of 3,374,927 square feet. Total expenses, excluding interest, depreciation and amortization for the nine months ended September 30, 1997 were $10,003,000 or an annualized $3.95 per square foot. By comparison, during the first nine months of 1996, the Company owned properties comprising a weighted average GLA of 2,857,394 square feet. Total expenses, excluding interest, depreciation and amortization, for the nine months ended September 30, 1996 were $8,520,000 or an annualized $3.98 per square foot.

    The Company expects that the more significant part of its revenue growth in the next several years will come from additional acquisitions and contractual rent increases rather than from occupancy increases.

RESULTS OF OPERATIONS

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

    Total revenue increased by $6,513,000 or 25.6% to $31,936,000 for the nine months ended September 30, 1997 as compared to $25,423,000 for the nine months ended September 30, 1996.

    Rental revenue increased by $4,942,000 or 24.1% to $25,442,000 from $20,500,000 for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The increase in rental revenue resulted principally from the acquisition of Chico Crossroads in February 1997, Monterey Plaza in April 1997, Fairmont Shopping Center in May 1997, Lakewood Shopping Center in June 1997, Green Valley Town & Country in August 1997 and Rainbow Promenade in September 1997. In addition, the inclusion in operations of Laguna Village Phase I in May 1996 and Phase II in the third quarter of 1997 added to this increase. Rental revenue also increased as a result of increased occupancy levels, primarily at Canyon Ridge Plaza and Sahara Pavilion North.

    Recoveries from tenants increased by $983,000 or 21.5% to $5,558,000 for the nine months ended September 30, 1997, compared to $4,575,000, for the nine months ended September 30, 1996. This increase resulted primarily from the acquisition of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center, and Green Valley Town & Country in 1997. In addition, 1997 included a full period of recoveries for Laguna Village Phase I.
Recoveries from tenants were 85.7% of property operating expenses and property taxes for the nine months ended September 30, 1997 as compared to 88.1% of the same expenses for the same period in 1996. This percentage has decreased as a result of the impact of leases in place at properties acquired in 1997. The Company expects this percentage to increase over time as new leases are initiated by Company management.

    Property expenses include property operating expenses, property taxes and property management fees. For the nine months ended September 30, 1997 and 1996, property operating expenses were $4,175,000 and $3,500,000, respectively. The increase in property operating expenses was primarily attributable to the properties acquired, noted above, during the nine months ended September 30, 1997. In addition, 1997 included a full period of property operating expenses for Laguna Village Phase I. Property taxes increased by $620,000 or 36.7% for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The increase in property taxes was primarily the result of the completion of Laguna Village Phase I in 1996 and the acquisitions of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center and Green Valley Town & Country in 1997.

    Depreciation and amortization for the nine months ended September 30, 1997 increased by $519,000 or 9.0% to $6,303,000 from $5,784,000 for the nine months ended September 30, 1996. This was primarily due to the May 1996 completion of Laguna Village Phase I and the acquisitions mentioned above which have occurred in 1997.

    Interest expense increased by approximately $462,000 or 4.3% for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, primarily as a result of debt assumed pursuant to the acquisition of Monterey Plaza, the interest expense associated with the new unsecured credit facility, the net impact of the December 1996 refinancing of variable rate debt and construction loan interest related to development of Laguna Village Phase I. This increase was partially offset by decreased interest expense relating to the repayment of debt of approximately $134,000,000 which was paid off in mid August 1997 in connection with the Offering.

    General and administrative expenses amounted to $2,839,000 for the nine months ended September 30, 1997, as compared to $2,196,000 for the nine months ended September 30, 1996, an increase of $643,000 or 29.3%. This increase was primarily attributable to annual salary increases and costs associated with additional staff necessitated by the acquisitions discussed above. There was also a decrease in capitalized internal leasing costs. Expenses for tax and audit services were also increased as a result of new public reporting requirements. These increases were partially offset by a decrease in the management fee paid to Revenue Properties as that fee is no longer being charged effective with the consummation of the initial public offering. As a percentage of total revenue, general and administrative expenses were 8.9% and 8.6% for the nine months ended September 30, 1997 and 1996, respectively. The Company expects that general and administrative expenses will decrease as a percentage of total revenue in subsequent periods due to economies of scale which the Company anticipates should be realized as additional properties are acquired.

    Other expenses, net, consist primarily of loan guaranty fees and the expensing of due diligence costs. Other expenses for the nine months ended September 30, 1997 amounted to $576,000, a decrease of $485,000 when compared to $1,061,000 for the nine months ended September 30, 1996. The decrease occurred primarily due to a decrease in loan guaranty fees which are no longer being incurred as the debt which was guaranteed was paid off in August 1997 in connection with the initial public offering. This decrease was partially offset by the expensing of due diligence costs related to the possible acquisition of a company which was not consummated.

    As part of the Formation Transactions, $134,217,000 of notes payable were repaid. In connection with the early pay off of these notes, an extraordinary item of $1,043,000 was recorded which includes prepayment penalties, unamortized prepaid financing costs and unamortized loan premium.

    The following table compares the operating data for the properties ("Same Store Properties") that were owned and in operation for both the nine months ended September 30, 1997 and September 30, 1996:

                                               1997               1996
                                            ------------        ------------
         Revenue:
              Rental                        $ 21,121,000        $ 20,500,000
              Recoveries from tenants          4,842,000           4,575,000
              Income from unconsolidated/
                uncombined partnerships          218,000             116,000
              Other                              385,000             232,000
                                            ------------        ------------
                                            $ 26,566,000        $ 25,423,000
         Expenses:
              Property operating, property
                taxes and property
                management fees                5,562,000           5,263,000
                                            ------------        ------------
         Operating income                   $ 21,004,000        $ 20,160,000
                                            ------------        ------------
                                            ------------        ------------

    Operating income for the Same Store Properties for the nine months ended September 30, 1997 increased over the same period in the prior year by $844,000. This increase was attributable to increased rental revenue due to increased occupancy levels primarily at Canyon Ridge Plaza, Cheyenne Commons, Sahara Pavilion North and Tanasbourne Village. In addition, there were approximately $90,000 of lease termination fees received at Canyon Ridge Plaza and Sahara Pavilion North in 1997. Property operating expenses for these Same Store Properties increased by $299,000 for the nine months ended September 30, 1997, over the same period in the prior year due primarily to increased property tax expense and center enhancement costs such as painting, new awnings, signage and landscaping at Cheyenne Commons as well as increased bad debt expense at Sunset Square.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

    Total revenue increased by $3,380,000 or 38.7% to $12,105,000 for the three months ended September 30, 1997, as compared to $8,725,000 for the three months ended September 30, 1996.

    Rental revenue increased $2,704,000 or 38.3% to $9,759,000 for the three months ended September 30, 1997, as compared to $7,055,000 for the three months ended September 30, 1996. The increase in rental revenue resulted primarily from the acquisitions of Chico Crossroads in February 1997, Monterey Plaza in April 1997, Fairmont Shopping Center in May 1997, Lakewood Shopping Center in June 1997, Green Valley Town & Country in August 1997 and Rainbow Promenade in September 1997. In addition, the increase was a result of the inclusion in operations of Laguna Village Phase II in the third quarter of 1997.

    Recoveries from tenants increased to $2,022,000 for the three months ended September 30, 1997, an increase of $462,000 or 29.6%, as compared to $1,560,000 for the three months ended September 30, 1996. This increase resulted principally from recoveries from tenants of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center and Green Valley Town & Country. Recoveries from tenants were 88.6% of property operating expenses and property taxes for the three months ended September 30, 1997 as compared to 86.5% of the same expenses for the same period in 1996.

    Property expenses include property operating expenses, property taxes and property management fees. Property operating expenses for the three months ended September 30, 1997 increased to $1,447,000, an increase of $243,000 or 20.2%, from $1,204,000 for the three months ended September 30, 1996. This increase was primarily attributable to the acquisitions of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center and Green Valley Town & Country. Property taxes increased by $235,000 or 39.2% to $835,000 for the three months ended September 30, 1997, compared to $600,000 for the three months ended

September 30, 1996. The increase in property taxes was primarily the result of the acquisitions of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center and Green Valley Town & Country in 1997.

    Depreciation and amortization increased by $377,000 or 20.6% to $2,210,000 from $1,833,000 primarily due to the effect of the properties acquired or placed into operation, as noted above.

    Interest expense for the three months ended September 30, 1997 decreased by $401,000 or 10.9% to $3,268,000, as compared to $3,669,000 for the three months ended September 30, 1996, primarily as a result of interest on debt of approximately $134,000,000 which was paid off in August 1997 in connection with the Offering. This decrease was partially offset by interest expense incurred on debt assumed prior to the Offering pursuant to the acquisition of Monterey Plaza, the commencement of operations at Laguna Village Phase I and the net impact of the December 1996 refinancing of variable rate debt.

    General and administrative expenses increased by $252,000 or 35.6% for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, primarily due to annual salary increases and costs associated with additional staff necessitated by the acquisitions discussed above. There was also a decrease in capitalized internal leasing costs.
Expenses for tax and audit services were also increased as a result of new public reporting requirements. These increases were partially offset by a decrease in the management fee paid to Revenue Properties as that fee is no longer being charged effective with the consummation of the initial public offering. As a percentage of total revenue, general and administrative expenses were 7.9% and 8.1% for the three months ended September 30, 1997 and 1996, respectively. The Company expects that general and administrative expenses will continue to decrease as a percentage of total revenue in subsequent periods due to economies of scale which the Company anticipates should be realized as additional properties are acquired.

    Other expenses, net, consist primarily of loan guaranty fees. Other expenses, net, amounted to $74,000 for the three months ended September 30, 1997, a decrease of $259,000 when compared to other expenses, net, of $333,000 for the three months ended September 30, 1996. The decrease resulted from a decrease in loan guaranty fees which are no longer being incurred as the debt which was guaranteed was paid off in August 1997 in connection with the initial public offering.

    The following table compares the operating data for the Same Store Properties that were owned and in operation for both the three months ended September 30, 1997 and September 30, 1996:

                                                 1997           1996
                                            ------------   ------------
  Revenue:
    Rental                                  $  7,257,000   $  7,055,000
    Recoveries from tenants                    1,654,000      1,560,000
    Income from unconsolidated/uncombined
      partnerships                               102,000         59,000
    Other                                         48,000         51,000
                                            ------------   ------------
                                               9,061,000      8,725,000
  Expenses:
    Property operating, property taxes
     and property management fees              1,812,000      1,828,000
                                            ------------   ------------
  Operating income                          $  7,249,000   $  6,897,000
                                            ------------   ------------
                                            ------------   ------------

    Operating income for the Same Store Properties for the three months ended September 30, 1997 increased over the three months ended September 30, 1996 by $352,000. This increase was primarily attributable to increased rental revenue due to increased occupancies at Canyon Ridge Plaza, Chino Town Square, Sahara Pavilion North and Tanasbourne Village. There was also an increase in recoveries from tenants at Cheyenne Commons and Olympia Square due to increased common area maintenance expenditures and at Sahara Pavilion North due to increased occupancy. In addition, income from the unconsolidated/uncombined partnerships increased due to a reduction in interest expense related to the debt which was paid off at the Offering. These increases were offset by a decrease in operating expenses for these Same Store Properties of $16,000 for the three months ended September 30, 1997 as compared to the prior year primarily due to decreased bad debt expense at Chino Town Square and decreased legal costs at Tanasbourne Village.

FUNDS FROM OPERATIONS

    The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper. The Company's computation of Funds from Operations may, however, differ from methodology for calculating funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table presents the Company's Pro Forma Funds from Operations for the three and nine months ended September 30, 1997 (see footnote 11 to the consolidated and combined financial statements located elsewhere in this report):

                                        FOR THE                 FOR THE
                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30, 1997       SEPTEMBER 30, 1997
                                  ------------------       ------------------
    Net income                        $ 4,627,000             $ 11,271,000
      Add:
        Extraordinary item                      -                1,043,000
        Depreciation and amortization   2,246,000                6,859,000
        Depreciation on unconsolidated/
          uncombined partnerships          51,000                  154,000
        Depreciation on non-real estate
          corporate assets                (49,000)                (152,000)
                                      -----------             ------------
    Funds from Operations               6,875,000               19,175,000
                                      -----------             ------------
                                      -----------             ------------
    Number of shares of common
      stock deemed outstanding         16,814,012               16,814,012

CASH FLOWS

    COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER, 1996.

    Net cash provided by operating activities increased by $516,000 to $5,581,000 for the nine months ended September 30, 1997, as compared to $5,065,000 for the nine months ended September 30, 1996. The increase was primarily the result of an increase in net income partially offset by increases in accounts receivable and prepaid expenses.

    Net cash used in investing activities increased by $94,013,000 to $109,174,000 for the nine months ended September 30, 1997, compared to $15,161,000 for the nine months ended September 30, 1996. The increase was primarily the result of additions to properties for the acquisitions of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center, Green Valley Town & Country and Rainbow Promenade. The increase was also attributable to additions to property under development, contributions to unconsolidated partnerships and the acquisition of notes receivable, offset by collections of notes receivable. In the comparable period in 1996, the use of cash for investing activities was primarily for the purpose of acquiring the remaining ownership interests in Laurentian Center.

    Net cash provided by financing activities increased by $91,974,000 to $101,626,000 for the nine months ended September 30, 1997, compared to $9,652,000 for the nine months ended September 30, 1996. The increase resulted from the net proceeds received from the Offering including the full exercise of the underwriter's over-allotment option and increases in advances from Revenue Properties for the acquisitions noted above. These increases were partially offset by notes payable payments reflecting the paydown of a significant amount of portfolio debt in connection with the Offering.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes the Offering and the Formation Transactions that were completed in August 1997 improved its financial position through changes to its capital structure, principally the substantial reduction in its overall debt and its debt-to-equity ratio. In connection with the Formation Transactions, the Company repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding secured debt after the Formation Transactions and the acquisition of Green Valley Town & Country was reduced by approximately $146,000,000. This will result in a significant reduction in interest expense as a percentage of total revenue (18.0% on a pro forma basis as compared to 35.2% for the actual nine months ended September 30, 1997). Thus, cash from operations required to fund debt service requirements will decrease substantially.

    The total market capitalization of the Company, based on the market closing price at September 30, 1997 of $20.375 per share, and the debt outstanding at September 30, 1997 was approximately $447,100,000 including total debt of approximately $104,500,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 23.4%. The Company believes that its low leverage capital structure combined with its Unsecured Credit Facility enhances the Company's ability to take advantage of acquisition opportunities as well as to provide funds for general corporate purposes.

    The Company has approximately $136,400,000 available under the $150,000,000 Unsecured Credit Facility. The initial borrowing under the credit facility of $13,600,000 occurred when the Rainbow Promenade asset was acquired on September 9, 1997 for approximately $31,300,000. The balance of the purchase price was funded with available cash provided by operations and the net proceeds from the full exercise of the underwriter's over-allotment option. Borrowings under the Unsecured Credit Facility bear interest at LIBOR plus 1.5%, which at September 30, 1997 was 7.19%. The Company anticipates that the Unsecured Credit Facility will continue to be used primarily to acquire additional properties and for general corporate purposes.

    The Company's mortgage indebtedness outstanding at September 30, 1997 requires balloon payments of $26,438,000, $4,004,000 and $52,748,000 in 2000,
2004 and 2007, respectively. It is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

    The Company expects to make distributions from cash available for distributions, which the Company believes will exceed historical cash available for distributions due to the reduction in debt service resulting from the repayment of indebtedness, described above. Amounts accumulated for distribution will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on the Unsecured Credit Facility, if any. On October 6, 1997, the Board of Directors of the Company declared the first dividend of $0.2128 per share to be paid October 31, 1997 to shareholders of record on October 22, 1997. The dividend was for the prorated period from August 8, 1997 to September 30, 1997.

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

INFLATION

    Substantially all of the leases provide for the recovery of real estate taxes and operating expenses incurred by the Company. In addition, many of the leases provide for fixed base rent increases or indexed escalations (based on the consumer price index or other measures) and percentage rent. The Company believes that inflationary increases in expenses will be substantially offset by the expense reimbursements, contractual rent increases and percentage rent described above.

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

    In February 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), was issued. This statement establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997.

    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement requires companies to classify items of other comprehensive income by their nature in an income statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

    In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements.

    The Company anticipates that the adoption of SFAS Nos. 128, 129, 130 and 131 will not result in disclosures that will be materially different from those presently require.


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

     10.8 Purchase and Sale Agreement for Rainbow Promenade (previously filed as Exhibit 10.9 to the Company's filing of Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

     10.9     Purchase and Sale Agreement for Claremont Village Shopping Center

    10.10     Purchase and Sale Agreement for Olympia West Plaza Shopping
              Center

    10.11     Purchase and Sale Agreement for Tacoma Central Shopping Center

    27. Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)

(b) Reports on Form 8-K

              A Form 8-K was filed on September 23, 1997 for purposes of reporting the acquisition of the Rainbow Promenade Shopping Center that occurred on September 9, 1997. No financial statements or pro forma financial information was filed as it was impracticable to do so at the time. An amended 8-K which will include financial statements and pro forma financial information will be filed on or before November 21, 1997.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 1997.

                             PAN PACIFIC RETAIL PROPERTIES, INC.



                             By: /s/   Stuart A. Tanz
                                   Stuart A. Tanz
                                   President and Chief Executive Officer



                             By : /s/  David L. Adlard
                                    David L. Adlard
                                    Executive Vice President and
                                    Chief Financial Officer



                             By : /s/  Laurie A. Sneve
                                  Laurie A. Sneve, CPA
                                  Vice President and Controller