Form 10-K
period 1997-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 1998-03-30
CIK 1040454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15d
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       COMMISSION FILE NUMBER: 001-13243

                            ------------------------

                      PAN PACIFIC RETAIL PROPERTIES, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                  MARYLAND                             33-0752457
      (State or Other Jurisdiction of        (I.R.S. Employer Identification
       Incorporation or Organization)                     No.)

        1631-B SOUTH MELROSE DRIVE,                       92083
             VISTA, CALIFORNIA                         (zip code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (760) 727-1002

          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------  -----------------------------------------
   Common Stock, $0.01 par value              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the shares of common stock held by non-affiliates was approximately $178,613,400 based upon the closing price on the New York Stock Exchange for such shares of $22.188 on March 17, 1998.

    As of March 17, 1998, the number of shares of the Registrant's common stock outstanding was 16,814,012.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this report on Form 10-K incorporates by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant's fiscal year.

                      PAN PACIFIC RETAIL PROPERTIES, INC.
                               TABLE OF CONTENTS
                                     PART I

                                                                        PAGE
                                                                        ----
ITEM 1.   BUSINESS....................................................    1
ITEM 2.   PROPERTIES..................................................    9
ITEM 3.   LEGAL PROCEEDINGS...........................................   17
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   17

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................   17
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   17
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................   18
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   26
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................   26

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   26
ITEM 11.  EXECUTIVE COMPENSATION......................................   26
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................   26
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   26

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................   27

                                     PART I

ITEM 1. BUSINESS

    Pan Pacific Retail Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in April 1997 to continue and expand the acquisition, ownership, management, leasing and development business of Pan Pacific Development (U.S.) Inc. and its affiliates (collectively, "PPD"). The Company's portfolio consists principally of community and neighborhood shopping centers predominantly located in four key western U.S. markets. On August 13, 1997, the Company completed its initial public offering (the "IPO") of 7,000,000 shares of common stock, par value $.01 per share (the "Common Stock") at $19.50 per share. On September 8, 1997, the Company issued an additional 1,050,000 shares of Common Stock at $19.50 upon the Company's underwriters full exercise of their over-allotment option.

    As of December 31, 1997, the Company owned or controlled a portfolio of 32 shopping center properties (collectively, the "Properties"), of which 28 are located in the western United States including seven in Northern California, eight in Southern California, six in Las Vegas, Nevada and seven in the Pacific Northwest (Washington and Oregon).

    The Company employed 65 people as of December 31, 1997, including five executive officers and senior personnel in the areas of administration, accounting services, property management, maintenance, design, leasing, acquisitions and business development. The Company's executives offices are located at 1631-B South Melrose Drive, Vista, California, and its telephone number is (760) 727-1002. In addition to personnel located at its executive offices, the Company operates regional offices in Las Vegas, Nevada; Kent, Washington; Chino, California; and Sacramento, California. Each of the regional offices is responsible for property maintenance, management and leasing.

    The Company plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code") commencing with its taxable year ended December 31, 1997. The Company believes that, commencing with its taxable year ended December 31, 1997, it has been organized and operated in such a manner so as to qualify for taxation as a REIT under the Code, and the Company intends to continue to operate in such a manner, but no assurance can be given that it will continue to operate in such a manner so as to qualify or remain qualified. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its revenue and property.

BUSINESS STRATEGIES

    The Company's business strategies involve three fundamental practices: (i) owning and operating shopping centers in select key markets with strong economic and demographic characteristics in order to establish and maintain a portfolio of real estate assets with stable income and the potential for long-term growth;
(ii) developing local and regional market expertise through the hands-on participation of senior management in property operations and leasing in order to capitalize on market trends, retailing trends and acquisition opportunities; and (iii) establishing and maintaining a diversified and complementary tenant mix with an emphasis on tenants that provide day-to-day consumer necessities in order to provide steady rental revenue.

GROWTH STRATEGIES

    The Company's growth strategy is to acquire shopping centers that provide an opportunity to expand in current markets or to establish a presence in targeted markets with favorable economic and demographic characteristics. The Company seeks to acquire properties that can benefit from its hands-on management, that may require repositioning, redevelopment or renovation or which can be purchased at attractive capitalization rates and are consistent in terms of quality and location with the Company's existing portfolio.

    The Company seeks to continue to utilize its in-depth market knowledge within its four key markets to pursue its strategy of opportunistic acquisitions of shopping centers for long-term investment. The Company believes that significant opportunities exist within these markets to acquire shopping center properties that are consistent with its existing portfolio in terms of quality of construction, positive submarket demographics and location attributes and that provide attractive initial capitalization rates with potential for growth in cash flow. The Company further believes it has certain competitive advantages which enhance its ability to identify and capitalize on acquisition opportunities, including: (i) long-standing relationships with institutional and other owners of shopping center properties in the Company's four primary regions; (ii) fully integrated real estate operations which enable the Company to respond quickly to acquisition opportunities and to capitalize on the resulting economies of scale; and (iii) access to capital as a public company.

    Since the closing of the Company's IPO on August 13, 1997 through December 31, 1997, the Company has acquired seven shopping centers totaling 861,857 square feet for approximately $104.8 million. All of the properties are located in the Company's four key markets, and five of the shopping centers are anchored by grocery stores. Management believes that all of the centers are located in markets with strong demographic characteristics. Management intends to add value to such retail properties through the application of its active, hands-on management and aggressive leasing strategies.

    Although the Company believes that current market conditions generally favor acquisitions, management intends to continue developing quality shopping center properties when it believes market conditions and tenant opportunities support favorable risk-adjusted returns. Management completed the development of Phase II of Laguna Village during the third quarter of 1997. Phase II encompasses 60,020 square feet and was 84.7% leased as of December 31, 1997.

    The Company also seeks to maximize the cash flow from its existing Properties by continuing to enhance the operating performance of each Property through its in-house leasing and property management programs. The Company aggressively pursues: (i) the leasing of currently available space; (ii) the renewal or releasing of expiring leases at higher rental rates which management believes currently are available based on improving market conditions and its recent leasing activity; and (iii) economies of scale in the management and leasing of properties that may be realized by focusing its acquisition and development activities within its four primary regions.

FINANCING STRATEGIES

    The Company's financing strategy is to maintain a strong and flexible financial position by maintaining a prudent level of leverage, maintaining a large pool of unencumbered assets and managing its variable interest rate exposure. The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements and the incurrence of additional indebtedness through secured or unsecured borrowings.

RECENT DEVELOPMENTS

    Since January 1, 1998 the Company has acquired the following six shopping centers:

    - On January 20, 1998, the Company purchased Bear Creek Plaza, a 183,990 square foot community shopping center located in Medford, Oregon. Bear Creek Plaza is anchored by Albertsons, Bi-Mart and T.J. Maxx. The purchase price was $13,100,000.

    - On January 21, 1998, the Company purchased San Dimas Marketplace, a 271,150 square foot community shopping center (154,150 square feet are owned) located in San Dimas, California. San Dimas Marketplace is anchored by Target, Ross Stores, Office Max, Trader Joes and PetCo. The purchase price was $22,800,000.

    - On February 18, 1998, the Company purchased a four-property portfolio, including Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza, all located in the state of Oregon. The purchase price of Milwaukie Marketplace, a 266,928 square foot community shopping center which is anchored by Albertsons, Rite Aid and Jo-Ann Fabrics and Crafts, was $12,735,000. The purchase price of Pioneer Plaza, a 96,027 square foot neighborhood shopping center which is anchored by Safeway and Fashion Bug, was $7,455,000. The purchase price of Powell Valley Junction, a 103,023 square foot neighborhood shopping center which is anchored by Food 4 Less and Cascade Athletic, was $6,185,000. The purchase price of Shute Park Plaza, a 58,560 square foot neighborhood shopping center which is anchored by True Value Hardware, was $3,975,000. All of these properties were financed primarily by draws under the Company's line of credit.

DISPOSITIONS

    The Company has no current intention to cause the disposition of any of the Properties, although it reserves the right to do so if, after taking into account the tax consequences of any disposition, including the Company's continued ability to qualify as a REIT, it determines that such action would be in its best interests.

CERTAIN CAUTIONARY STATEMENTS

    REAL ESTATE INVESTMENT ASSOCIATED RISKS. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If the Properties do not generate revenue sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, the Company may have to borrow additional amounts to cover fixed costs and the Company's cash flow and ability to make distributions to its stockholders will be adversely affected.

    The Company's revenue and the value of its properties may be adversely affected by a number of factors, including the national economic climate; the local economic climate; local real estate conditions; changes in retail expenditures by consumers; the perceptions of prospective tenants of the attractiveness of the property; the ability of the Company to manage and maintain the Properties and secure adequate insurance; and increased operating costs (including real estate taxes and utilities). In addition, real estate values and income from properties are also affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

    POTENTIAL INABILITY OF COMPANY TO RETAIN TENANTS AND RELET SPACE. The Company will be subject to the risks that upon expiration or in certain limited circumstances or termination, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases covering a total of approximately 6.11% and 38.7% of the leased gross leasable area ("GLA") of the Properties will expire through the end of 1998 and 2002, respectively. The Company budgets for renovation and reletting expenses, which take into consideration its views of both the current and expected market conditions in the geographic regions in which the Properties are located, but no assurance can be given that these reserves will be sufficient to cover such costs. If the Company is unable to promptly relet or renew leases for all or a substantial portion of this space, if the rental rates upon such renewal or reletting are significantly lower than expected or if the Company's reserves for these purposes prove inadequate, the Company's cash flow and ability to make expected distributions to stockholders could be adversely affected.

    DEPENDENCE ON MARKET CONDITIONS IN THE GEOGRAPHIC REGIONS. Seven Properties are located in Northern California, eight Properties are located in Southern California, six are located in Las Vegas, Nevada and seven are located in the Pacific Northwest. To the extent that general economic or other relevant conditions in these regions decline and result in a decrease in consumer demand in these regions, the Company's performance may be adversely affected.

    POTENTIAL ILLIQUIDITY OF REAL ESTATE. Equity real estate investments are relatively illiquid. Such illiquidity will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Code limits a REIT's ability to sell properties held for fewer than four years, which may affect the Company's ability to sell properties without adversely affecting returns to holders of Common Stock.

    COMPETITION WITH OTHER DEVELOPERS AND REAL ESTATE COMPANIES. There are numerous commercial developers and real estate companies that compete with the Company in seeking land for development, properties for acquisition and tenants for properties. There are numerous shopping facilities that compete with the Properties in attracting retailers to lease space. In addition, retailers at the Properties face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet advertising and telemarketing. Such competition may reduce properties available for acquisition or development, reduce percentage rents payable to the Company and may, through the introduction of competition, contribute to lease defaults or insolvency of tenants. Thus, competition could materially affect the Company's ability to generate net income and to make distributions to its stockholders.

    COST OF COMPLIANCE WITH CHANGES IN LAWS. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, such increases may adversely affect the Company's cash flow and its ability to make distributions to stockholders. The Properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act of 1990 (the "ADA") and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that the Properties are currently in substantial compliance with all such regulatory requirements and the Company expects to maintain compliance with such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Company and could have an adverse effect on the Company's cash flow and expected distributions.

    RELIANCE ON CERTAIN TENANTS AND ANCHORS. The Company's income and funds from operations could be adversely affected in the event of the bankruptcy or insolvency, or a downturn in the business, of any anchor store, or if any anchor tenant does not renew its lease when it expires. If the tenant sales at the Properties were to decline, tenants might be unable to pay their rent or other occupancy costs. In the event of default by a tenant, delays and costs in enforcing the lessor's rights could be experienced. In addition, the closing of one or more anchor-occupied stores or lease termination by one or more anchor tenants of a shopping center whose leases may permit termination could adversely impact that Property and result in lease terminations or reductions in rent by other tenants whose leases may permit termination or rent reduction in those circumstances and adversely affect the Company's ability to re-lease the space that is vacated. Each of these developments could adversely affect the Company's funds from operations and its ability to make expected distributions to shareholders.

    LIMITATIONS ON CONTROL OF PARTIALLY-OWNED PROPERTIES. The Company owns a 91% partnership interest in the limited partnership that owns Chino Town Square and a 50% managing general partnership interest in the limited partnership that owns Melrose Village Plaza. The Company may have certain fiduciary responsibilities to third parties which it will need to consider when making decisions relating to these Properties. The Company will not have sole control of certain major decisions relating to these Properties and will need to seek the consent of such third parties under certain circumstances such as sales, refinancings, the timing and amount of additional capital contributions thereto and the transfer, assignment or pledge of the Company's partnership interests in the partnerships owning these Properties. In addition, the Company may also participate with other entities in property ownership through joint ventures or partnerships in the future. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including the possibility that the Company's partners or co-venturers might become bankrupt, that such partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with the business interests or goals of the Company, and that such partners or co-venturers may be in a position to take action contrary to the Company's instructions or requests or contrary to the Company's policies or objectives, including the Company's policy with respect to maintaining its qualification as a REIT.

    LACK OF OPERATING HISTORY WITH RESPECT TO THE RECENT ACQUISITION AND DEVELOPMENT OF PROPERTIES. At December 31, 1997, the Company owned and operated 32 Properties, consisting of over 5.3 million square feet. Thirteen of the Properties have been acquired since January 1, 1997, and may have characteristics or deficiencies currently unknown to the Company that affect their valuation or revenue potential, and it is also possible that the operating performance of these Properties may decline under the Company's management. As the Company acquires additional properties, the Company will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, the Company's ability to manage its growth effectively will require it to successfully integrate its new acquisitions into its existing management structure. No assurances can be given that the Company will be able to succeed with such integration or to effectively manage additional properties or that newly acquired properties will perform as expected.

    INFLUENCE OF CERTAIN AFFILIATES. Stuart Tanz, the Company's Chairman, President and Chief Executive Officer, and Russell Tanz, a director of the Company, through their and their families' ownership interests in Revenue Properties Company Limited ("RPC") and RPC's ownership of PPD, own or control approximately over 50% of the total outstanding shares of Common Stock of the Company as of March 15, 1998. In addition, PPD has the right to nominate certain of the directors of the Company. Under the terms of the Company's Charter, no other stockholder presently is permitted to own in excess of 6.25% of the Common Stock. Consequently, although the Tanz family will not be able to take action on behalf of the Company without the concurrence of other members of the Company's Board of Directors, they may be able to exert substantial influence over the Company's affairs, which influence might not be consistent with the interest of other stockholders. In addition, there may be conflicts between the interests of the public stockholders of RPC and the public stockholders of the Company.

    DEPENDENCE ON KEY MANAGEMENT PERSONNEL. The executive officers of the Company have substantial experience in owning, operating, managing, acquiring and developing shopping centers. The Company believes that its success will depend in large part upon the efforts of such persons. The Company has entered into employment agreements with certain of its executive officers which provide for their continued employment with the Company for up to three years and contain certain non-compete provisions. There can be no assurance that these executive officers will remain in the employ of the Company, notwithstanding their potential liability for damages to the Company if they should terminate their employment. In the event key management personnel do not remain in the employ of the Company, the Company could be adversely affected.

    DEBT FINANCING AND EXISTING DEBT MATURITIES. The Company is subject to risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, the risk that existing indebtedness on the Properties (which in all cases will not have been fully amortized at maturity) will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. At December 31, 1997, the Company had outstanding indebtedness of approximately $170,766,000, which will mature over 10 years. Since the Company anticipates that only a small portion of the principal of the indebtedness will be repaid prior to maturity, and the Company will not have funds on hand sufficient to repay the balance of the indebtedness in full at maturity, it will be necessary for the Company to refinance the debt either through additional borrowings or equity or debt offerings. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, the Company expects that its cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to such refinanced indebtedness would increase, which could adversely affect the Company's cash flow and its ability to make expected distributions to its stockholders. In addition, in the event the Company is unable to refinance the indebtedness on acceptable terms, the Company might dispose of properties upon disadvantageous terms, which might result in losses to the Company and might adversely affect funds available for distribution to stockholders.

    POTENTIAL DEFAULTS UNDER MORTGAGE FINANCING. At December 31, 1997, the Company had approximately $108,316,000 in principal amount of mortgage financing. The payment and other obligations under certain of the mortgage financing is secured by cross-collateralized, and cross-defaulted first mortgage liens in the aggregate amount of approximately $53,836,000 on four Properties. If the Company is unable to meet its obligations under the mortgage financing, the Properties securing such debt could be foreclosed upon, which could have a material adverse effect on the Company and its ability to make expected distributions and could threaten the continued viability of the Company.

    RISING INTEREST RATES AND VARIABLE RATE DEBT. Advances under the Company's unsecured credit facility (the "Unsecured Credit Facility") may bear interest at a variable rate. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on such indebtedness would increase the Company's interest expense, which could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders. Accordingly, the Company may in the future engage in other transactions to further limit its exposure to rising interest rates as appropriate and cost effective.

    TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALIFY AS A
REIT. Commencing with its taxable year ended December 31, 1997, the Company believes it qualifies as a REIT under the Code. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and some on a quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and involve the determination of various factual matters and circumstances not entirely within the Company's control. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

    If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would significantly reduce the net earnings of the Company available for distribution to stockholders because of the additional tax liability to the Company for the years involved. In addition, distributions to stockholders would no longer be required to be made.

    ACQUISITION AND DEVELOPMENT INVESTMENTS MAY NOT PERFORM AS EXPECTED. The Company intends to continue acquiring, developing and redeveloping shopping center properties. Acquisitions of retail properties entail risks that investments will fail to perform in accordance with expectations. Estimates of development costs and costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

    The Company intends to expand or renovate its Properties from time to time. Expansion and renovation projects generally require expenditure of capital as well as various government and other approvals, the receipt of which cannot be assured. While policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with such activities, the Company will nevertheless incur certain risks, including expenditures of funds on, and devotion of management's time to, projects which may not be completed.

    The Company anticipates that future acquisitions, development and renovations will be financed through a combination of advances under its unsecured credit facility, other lines of credit and other forms of secured or unsecured financing. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

    It is possible that the Company will in the future expand its business to new geographic markets. The Company will not initially possess the same level of familiarity with new markets outside of the geographic areas in which the Properties are currently located, which could adversely affect its ability to acquire, develop, manage or lease properties in any new localities.

    The Company also intends to develop and construct shopping centers in accordance with the Company's development and business strategies. Risks associated with the Company's development and construction activities may include: abandonment of development opportunities; construction costs of a property exceeding original estimates, possibly making the property uneconomical; occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable; financing may not be available on favorable terms for development of a property; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. In addition, new development activities, regardless of whether they would ultimately be successful, typically require a substantial portion of management's time and attention. Development activities would also be subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations.

    THE PROPERTIES MAY BE SUBJECT TO UNKNOWN ENVIRONMENTAL LIABILITIES. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, even when the contaminants were associated with previous owners or operators and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure properly to remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. The presence of contamination at a property can impair the value of the property even if the contamination is migrating onto the property from an adjoining property. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Sometimes, the remedy to remediate contamination may include deed restriction or institutional control, which can restrict how the property may be used. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site.

    Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (a "ACM") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACM and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACM. In connection with its ownership and operation of the Properties, the Company may be potentially liable for such costs.

    Shopping centers may have businesses such as dry cleaners and auto repair or servicing businesses which handle, store and generate small quantities of hazardous wastes. The operation may result in spills or releases from time-to-time that can result in soil or groundwater contamination. Independent environmental consultants have recently conducted or updated Phase I Environmental Assessments (the "Phase I Assessments") at the Properties. These Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents.

    The Company's Phase I Assessments of the Properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability.

    Nevertheless, it is possible that the Company's Phase I Assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

    The Company believes that the Properties are in substantial compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its Properties, other than as noted above.

    NO LIMITATION ON AMOUNT OF INDEBTEDNESS THE COMPANY MAY INCUR. At December 31, 1997, the Company's debt to total market capitalization ratio was approximately 32.2%. The Company currently has a policy of incurring debt only if upon such incurrence the debt to total market capitalization ratio would be 50% or less, but the organizational documents of the Company do not contain any limitation on the amount of indebtedness the Company may incur. Accordingly, the Board of Directors could alter or eliminate this policy. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company's cash flow and, consequently, the amount available for distribution to stockholders, and could increase the risk of default on the Company's indebtedness.

    CERTAIN TYPES OF LOSSES MAY EXCEED INSURANCE COVERAGE. The Company carries comprehensive liability, public area liability, fire, earthquake, flood, boiler and machinery, extended coverage and rental loss insurance covering the Properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses that are not generally insured because it is not economically feasible to insure against such losses. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the Property, as well as the anticipated future revenue from the Property and, in the case of debt which is with recourse to the Company, would remain obligated for any mortgage debt or other financial obligations related to the Property. Any such loss would adversely affect the Company.

    DISPOSITION OF PROPERTIES WITH BUILT-IN GAIN. In connection with the formation of the Company, certain subsidiaries taxable as "C" corporations were merged either into the Company or into subsidiaries of the Company which will qualify as "qualified REIT subsidiaries". Certain of these subsidiaries held 13 properties with built-in gain at the time the subsidiaries were merged into the Company or into subsidiaries of the Company. Pursuant to Treasury Regulations which have not yet been promulgated, if these properties are sold within 10 years of the date they were acquired by the Company, the Company will be required to pay taxes on the built-in gain that would have been realized if the merging "C" corporation had liquidated on the day before the date of the mergers. Therefore, with respect to managing its portfolio, the Company may have less flexibility in determining whether or not to dispose of these properties, and if it desires to do so at some future date, it may be subject to tax on the built-in gain as a result of any disposition of these properties to the extent the gain exceeds any available net operating loss carry forwards for any property.

ITEM 2. PROPERTIES

GENERAL

    As of December 31, 1997, the Properties consist of 32 neighborhood/community shopping centers containing 5.3 million square feet of which 4.5 million square feet is owned by the Company. The Properties are primarily situated in four key western U.S. markets including Northern California, Southern California, Las Vegas, Nevada and the Pacific Northwest, each of which the Company believes has attractive economic and demographic characteristics. The largest concentration of Properties, consisting of 40% of the total GLA, is located in California (21% of which is located in Northern California and 19% is located in Southern California). Another 30% of the total GLA is located in Las Vegas, Nevada and 24% of the total GLA is located in the Pacific Northwest primarily in the Seattle, Washington and Portland, Oregon metropolitan areas. In addition, Properties consisting of the remaining 6% of the total GLA are located in New Mexico, Tennessee, Kentucky and Florida. As of December 31, 1997, 98% of the Properties' total GLA was occupied by 749 tenants, of which 75% were national tenants and 10% were regional tenants (together representing 85% of the total leased GLA).

    The Properties are regionally managed under active central control by the Company's executive officers. Property management, leasing, capital expenditures, construction and aquisition decisions are centrally administered at the Company's corporate office. The Company employs property managers at each of its regional offices to oversee and direct the day-to-day operations of the Properties, as well as the on-site personnel. Property managers communicate daily with the Company's corporate offices to implement the Company's policies and procedures.

    As a result of management's in-house leasing program, the Properties benefit from a stable, diversified merchandising mix. At December 31, 1997, 75.2% of the total leased GLA was leased to national tenants, 9.5% leased to regional tenants, and 15.3% to local tenants. To promote stability and attract non-anchor tenants, the Company generally enters into long-term leases (typically 15 to 20 years) with major or anchor tenants which usually contain provisions permitting tenants to renew their leases at rates which often include fixed rent increases or CPI adjustments from the prior base rent. At December 31, 1997, anchor tenants leased 59.3% of the total leased GLA with only 34.4% of anchor-leased GLA (20.4% of the total leased GLA) scheduled to expire within the next 10 years. To take advantage of improving market conditions and changing retail trends, the Company generally enters into shorter term leases (typically three to five years) with non-anchor tenants. The Company's leases are generally on a triple-net basis, which require the tenants to pay their PRO RATA share of all real property taxes, insurance and property operating expenses.

PROPERTIES

    The following table sets forth certain information about each of the Properties at December 31, 1997:

                                                  GROSS LEASABLE AREA
                                                  -------------------                             TOTAL
                                        YEAR                  ANCHOR              % OCCUPIED    NUMBER OF
                                     COMPLETED/     OWNED      OWNED     TOTAL      AS OF      TENANTS AS
PROPERTY AND LOCATION                RENOVATED    (SQ. FT.)   (SQ.FT)  (SQ.FT.)    12/31/97    OF 12/31/97
-----------------------------------  ----------   ---------   -------  ---------  ----------   -----------
NORTHERN CALIFORNIA
Chico Crossroads ..................  1988/1994     267,735          0    267,735    100.0           18
  CHICO, CA
Monterey Plaza ....................       1990     183,180     49,500    232,680     98.1           29
  SAN JOSE, CA
Brookvale Center ..................  1968/1989     128,224          0    128,224     96.6           16
  FREMONT, CA
Laguna Village ....................  1996/1997     108,203          0    108,203     91.5           10
  SACRAMENTO, CA
Lakewood Shopping Center .                1988     107,769          0    107,769     97.4           27
  WINDSOR, CA
Fairmont Shopping Center .                1988     104,281          0    104,281    100.0           29
  PACIFICA, CA
Rosewood Village ..................       1988      50,248          0     50,248     95.8           19
  SANTA ROSA, CA
                                                  ---------   -------  ---------    -----          ---
TOTAL/WEIGHTED AVERAGE.............                949,640     49,500    999,140     97.7          148
                                                  ---------   -------  ---------    -----          ---
SOUTHERN CALIFORNIA
Chino Town Square(2) ..............       1987     337,001    188,060    525,061     99.3           53
  CHINO, CA
Melrose Village Plaza(2) ..........       1990     132,674          0    132,674     89.4           27
  VISTA, CA
Tustin Heights ....................       1983     131,518          0    131,518     91.0           15
  TUSTIN, CA
Laurentian Center .................       1988      97,131          0     97,131    100.0           25
  ONTARIO, CA
Palmdale Center ...................       1975      81,050          0     81,050    100.0           14
  PALMDALE, CA
Vineyard Village East .............       1992      45,200          0     45,200    100.0            4
  ONTARIO, CA
Foothill Center ...................       1990      19,636          0     19,636     72.7            8
  RIALTO, CA
Arlington Courtyard ...............       1991      12,221          0     12,221     90.0            5
  RIVERSIDE, CA
                                                  ---------   -------  ---------    -----          ---
TOTAL/WEIGHTED AVERAGE.............                856,431    188,060  1,044,491     95.9          151
                                                  ---------   -------  ---------    -----          ---


                                     ANNUALIZED BASE RENT IN PLACE AT 12/31/97(1)
                                     ---------------------------------------------
                                                  ANN. BASE
                                     ANN. BASE   RENT/LEASED
PROPERTY AND LOCATION                RENT(1)($)  SQ.FT.(4)($)    MAJOR RETAILERS
-----------------------------------  ----------  -----------   -------------------
NORTHERN CALIFORNIA
Chico Crossroads ..................  2,045,405       7.64      HomeBase,
  CHICO, CA                                                    Food-4-Less, Barnes
                                                               & Noble, Office
                                                               Depot,
Monterey Plaza ....................  2,546,092      14.17      Wal-Mart, Lucky(3),
  SAN JOSE, CA                                                 Walgreens
Brookvale Center ..................  1,089,793       8.80      Lucky, Longs Drugs,
  FREMONT, CA                                                  World Gym
Laguna Village ....................  1,659,031      16.75      United Artists
  SACRAMENTO, CA                                               Theatres, 24 Hour
                                                               Fitness
Lakewood Shopping Center .             998,571       9.51      Raley's
  WINDSOR, CA                                                  Supermarket, U.S.
                                                               Post Office
Fairmont Shopping Center .           1,195,607      11.47      Lucky, Rite Aid
  PACIFICA, CA
Rosewood Village ..................    745,697      15.49      Lad's Supermarket,
  SANTA ROSA, CA                                               Bradley Video
                                     ----------     -----
TOTAL/WEIGHTED AVERAGE.............  10,280,196     11.08
                                     ----------     -----
SOUTHERN CALIFORNIA
Chino Town Square(2) ..............  4,482,403      13.40      Target(3),
  CHINO, CA                                                    Wal-Mart,
                                                               Mervyn's(3),
                                                               Nordstrom Rack, AMC
                                                               Theaters
Melrose Village Plaza(2) ..........  1,322,585      11.14      Lucky, Sav-On Drug
  VISTA, CA
Tustin Heights ....................  1,411,996      11.79      Ralphs, Longs
  TUSTIN, CA                                                   Drugs, Michael's
                                                               Arts & Crafts
Laurentian Center .................  1,195,143      12.30      Pep Boys, 24 Hour
  ONTARIO, CA                                                  Fitness, A-1
                                                               Hardware
Palmdale Center ...................    505,317       6.23      Smart & Final, Rite
  PALMDALE, CA                                                 Aid, Pic 'N' Save
Vineyard Village East .............    366,945       8.12      Sears, Dunn Edwards
  ONTARIO, CA                                                  Paints
Foothill Center ...................    130,709       9.15      PIP Printing
  RIALTO, CA
Arlington Courtyard ...............    131,666      11.97      Harvest Christian
  RIVERSIDE, CA                                                Bookstore
                                     ----------     -----
TOTAL/WEIGHTED AVERAGE.............  9,546,764      11.62
                                     ----------     -----

----------------------------------

(1) Annualized base rent for all leases in place in which tenants are in occupancy at December 31, 1997, calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months of such leases, multiplied by 12.

(2) The company owns a 91.5% interest in Chino Town Square and 50% interest in Melrose Village Plaza. Table reflects 100% of Property data.

(3) These retailers own their space and are not tenants of the Company.

(4) Annualized base rent divided by the owned GLA occupied at December 31, 1997.

                                                    GROSS LEASABLE
                                                         AREA
                                                  ------------------
                                        YEAR                 ANCHOR              % OCCUPIED
                                     COMPLETED/     OWNED     OWNED     TOTAL      AS OF
PROPERTY AND LOCATION                RENOVATED    (SQ. FT.)  (SQ.FT)  (SQ.FT.)    12/31/97
-----------------------------------  ----------   ---------  -------  ---------  ----------
LAS VEGAS, NEVADA
Cheyenne Commons ..................       1992      362,758        0    362,758     99.7
  LAS VEGAS, NV
Sahara Pavilion North .............       1989      333,679        0    333,679     97.3
  LAS VEGAS, NV
Rainbow Promenade .................  1995/1997      228,279        0    228,279     99.0
  LAS VEGAS, NV
Sahara Pavilion South .............       1990      160,682        0    160,682     99.3
  LAS VEGAS, NV
Green Valley Town &
  Country..........................       1990      130,722        0    130,722    100.0
  HENDERSON, NV
Winterwood Pavilion ...............       1990      127,975        0    127,975     96.1
  LAS VEGAS, NV
                                                  ---------  -------  ---------    -----
TOTAL/WEIGHTED AVERAGE.............               1,344,095        0  1,344,095     98.6
                                                  ---------  -------  ---------    -----
PACIFIC NORTHWEST
Sunset Square .....................       1989      352,523   11,943    364,466     97.5
  BELLINGHAM, WA
Tacoma Central ....................  1987/1994      134,868  165,519    300,387     99.4
  TACOMA, WA
Tanasbourne Village(8) .                  1990      210,692    1,209    211,901    100.0
  HILLSBORO, OR
Olympia Square ....................       1988      167,721        0    167,721     95.3
  OLYMPIA, WA
Claremont Village .................  1955/1994       88,706        0     88,706     95.6
  EVERETT, WA
Canyon Ridge Plaza ................       1995       81,678  181,300    262,978     92.7
  KENT, WA
Olympia West Center ...............  1980/1995       69,212    3,800     73,012     91.5
  OLYMPIA, WA
                                                  ---------  -------  ---------    -----
TOTAL/WEIGHTED AVERAGE.............               1,105,400  363,771  1,469,171     97.0
                                                  ---------  -------  ---------    -----
OTHER MARKETS
Maysville Marketsquare .             1991/1993      126,507   89,612    216,119    100.0
  MAYSVILLE, KY
Ocoee Plaza .......................       1990       52,242        0     52,242     89.6
  OCOEE, FL
Sports Unlimited ..................       1990       51,542   40,000     91,542    100.0
  MEMPHIS, TN
Country Club Center ...............       1988       46,850   63,000    109,850    100.0
  ALBUQUERQUE, NM
                                                  ---------  -------  ---------    -----
TOTAL/WEIGHTED AVERAGE.............                 277,141  192,612    469,753     98.0
                                                  ---------  -------  ---------    -----
PORTFOLIO
TOTAL/WEIGHTED AVERAGE.............               4,532,707  793,943  5,326,650     97.5
                                                  ---------  -------  ---------    -----
                                                  ---------  -------  ---------    -----


                                                    ANNUALIZED BASE RENT IN PLACE AT 12/31/97(1)
                                        TOTAL      ----------------------------------------------
                                      NUMBER OF                 ANN. BASE
                                     TENANTS AS    ANN. BASE   RENT/LEASED
PROPERTY AND LOCATION                OF 12/31/97   RENT(1)($)  SQ.FT.(4)($)    MAJOR RETAILERS
-----------------------------------  -----------   ----------  -----------   --------------------
LAS VEGAS, NEVADA
Cheyenne Commons ..................       45       4,189,339      11.58      Wal-Mart, 24 Hour
  LAS VEGAS, NV                                                              Fitness, Ross Dress
                                                                             For Less
Sahara Pavilion North .............       68       4,114,576      12.67      Vons, Longs Drugs,
  LAS VEGAS, NV                                                              TJMaxx, Sheplers,
                                                                             Border's Books
Rainbow Promenade .................       25       3,210,448      14.21      United Artists
  LAS VEGAS, NV                                                              Theatres, Linens N'
                                                                             Things, Office Max,
                                                                             Barnes & Noble, Cost
                                                                             Plus
Sahara Pavilion South .............       23       2,218,479      13.91      Sports Authority,
  LAS VEGAS, NV                                                              Office Max,
                                                                             Michael's Arts &
                                                                             Crafts
Green Valley Town &
  Country..........................       37       1,759,455      13.46      Lucky/Sav-On
  HENDERSON, NV                                                              Superstore
Winterwood Pavilion ...............       24       1,065,959       8.67      Vons, Heilig-Meyer
  LAS VEGAS, NV                                                              Furniture
                                         ---       ----------     -----
TOTAL/WEIGHTED AVERAGE.............      222       16,558,256     12.49
                                         ---       ----------     -----
PACIFIC NORTHWEST
Sunset Square .....................       39       2,678,815       7.79      K-Mart, Ennen's
  BELLINGHAM, WA                                                             Food, Fabricland,
                                                                             Rite Aid
Tacoma Central ....................       21       2,080,582      15.52      Target(3), Top Food
  TACOMA, WA                                                                 & Drug(3), Future
                                                                             Shop, Office Depot,
                                                                             TJ Maxx, Cineplex
                                                                             Odeon
Tanasbourne Village(8) .                  40       2,576,071      12.23      Safeway, Rite Aid,
  HILLSBORO, OR                                                              Jo-Ann Fabrics, Pier
                                                                             1 imports
Olympia Square ....................       37       1,938,000      12.12      Albertsons, Ross
  OLYMPIA, WA                                                                Dress For Less
Claremont Village .................       12       1,156,276      13.63      QFC Supermarket
  EVERETT, WA
Canyon Ridge Plaza ................       14         778,925      10.29      Target(3), Top
  KENT, WA                                                                   Foods(3), Ross Dress
                                                                             For Less
Olympia West Center ...............        5       1,166,639      18.42      Barnes & Noble, Good
  OLYMPIA, WA                                                                Guys, Petco, Boaters
                                                                             World
                                         ---       ----------     -----
TOTAL/WEIGHTED AVERAGE.............      168       12,375,308     11.54
                                         ---       ----------     -----
OTHER MARKETS
Maysville Marketsquare .                  19         873,003       6.90      Wal-Mart(3), Kroger
  MAYSVILLE, KY                                                              Company, J.C. Penney
Ocoee Plaza .......................       11         331,084       7.07      Food Lion, Family
  OCOEE, FL                                                                  Dollar
Sports Unlimited ..................       13         614,805      11.93      Sports Unlimited(3),
  MEMPHIS, TN                                                                Rich-Well Bedding
                                                                             Co., Hancock Fabrics
Country Club Center ...............       17         563,172      12.02      Furr's Foods(3)
  ALBUQUERQUE, NM
                                         ---       ----------     -----
TOTAL/WEIGHTED AVERAGE.............       60       2,382,064       8.77
                                         ---       ----------     -----
PORTFOLIO
TOTAL/WEIGHTED AVERAGE.............      749       51,142,588     11.57
                                         ---       ----------     -----
                                         ---       ----------     -----

----------------------------------

(1) Annualized base rent for all leases in place in which tenants are in occupancy at December 31, 1997, calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months of such leases, multiplied by 12.

(2) The company owns a 91.5% interest in Chino Town Square and 50% interest in Melrose Village Plaza. Table reflects 100% of Property data.

(3) These retailers own their space and are not tenants of the Company.

(4) Annualized base rent divided by the owned GLA occupied at December 31, 1997.

NATIONAL, REGIONAL AND LOCAL TENANT SUMMARY

    The following table sets forth certain information regarding the Company's national, regional and local tenants at each Property at December 31, 1997:

                                          NATIONAL TENANTS(1)           REGIONAL TENANTS(1)            LOCAL TENANTS(1)
                                     -----------------------------   --------------------------   --------------------------
                                     % OF PROPERTY   % OF PROPERTY      % OF      % OF PROPERTY      % OF      % OF PROPERTY
                                        LEASED           ANN.         PROPERTY      ANN. BASE      PROPERTY        ANN.
PROPERTY                                  GLA        BASE RENT(2)    LEASED GLA      RENT(2)      LEASED GLA   BASE RENT(2)
-----------------------------------  -------------   -------------   ----------   -------------   ----------   -------------
NORTHERN CALIFORNIA
  Chico Crossroads.................      98.62%          97.67%            0%             0%          1.38%         2.33%
  Monterey Plaza...................      78.86           64.11          1.66           3.02          19.48         32.87
  Brookvale Center.................      88.46            78.3             0              0          11.54         21.69
  Laguna Village...................      85.10           82.98          4.34           5.26          10.56         11.76
  Lakewood Shopping Center.........      81.49           70.91          3.07           5.92          15.44         23.17
  Fairmont Shopping Center.........      62.37           44.59             0              0          37.63         55.41
  Rosewood Village.................       9.97           14.68         43.02          35.54          47.01         49.78
                                         -----           -----         -----          -----       ----------      ------
WEIGHTED AVERAGE...................      81.42%          70.22%         3.37%          4.76%         15.21%        25.02%
SOUTHERN CALIFORNIA
  Chino Town Square................      82.61%          75.65%         6.22%          9.33%         11.17%        15.02%
  Melrose Village Plaza............      79.43           72.36          1.13           1.56          19.44         26.08
  Tustin Heights...................      82.37           70.49          6.31           7.38          11.32         22.13
  Laurentian Center................      47.94           47.27         21.06          19.34          31.00         33.39
  Palmdale Center..................      86.76           69.99             0              0          13.24         30.01
  Vineyard Village East............      57.52           42.51         42.48          57.49              0             0
  Foothill Center..................          0               0             0              0         100.00        100.00
  Arlington Courtyard..............      12.12           21.27         50.89          37.44          36.99         41.29
                                         -----           -----         -----          -----       ----------      ------
WEIGHTED AVERAGE...................      75.28%          67.87%         9.13%         10.84%         15.59%        21.29%
LAS VEGAS, NEVADA
  Cheyenne Commons.................      89.76%          81.69%         0.69%          1.47%          9.55%        16.84%
  Sahara Pavilion North............      70.18           58.61         10.82          12.02          19.00         29.37
  Rainbow Promenade................      90.98           85.30          1.77           3.15           7.25         11.55
  Sahara Pavilion South............      80.76           75.38          6.43           7.33          12.81         17.29
  Green Valley Town & Country......      49.08           37.30          3.59           5.43          47.33         57.27
  Winterwood Pavilion..............      69.43           59.71         13.85          10.05          16.72         30.24
                                         -----           -----         -----          -----       ----------      ------
WEIGHTED AVERAGE...................      78.19%          69.17%         5.54%          6.17%         16.27%        24.16%
PACIFIC NORTHWEST
  Sunset Square....................      63.77%          48.98%        29.42%         39.33%          6.81%        11.69%
  Tacoma Central...................      67.76           50.47         25.92          41.91           6.32          7.62
  Tanasbourne Village..............      62.35           51.05         12.34          18.55          25.31         30.40
  Olympia Square...................      74.02           64.05         14.18          21.25          11.80         14.70
  Claremont Village................      69.08           72.13          4.91           5.39          26.01         22.48
  Canyon Ridge Plaza...............      82.39           80.45         11.01          11.95           6.60          7.60
  Olympia West Center..............      71.95           75.13         28.05          24.87              0             0
                                         -----           -----         -----          -----       ----------      ------
WEIGHTED AVERAGE...................      67.76%          58.76%        20.07%         26.31%         12.17%        14.93%
OTHER
  Maysville Marketsquare...........      88.81%          86.63%         4.11%          4.30%          7.08%         9.07%
  Ocoee Plaza......................      86.44           84.57             0              0          13.36         15.43
  Sports Unlimited.................      38.44           38.72         32.47          33.79          29.09         27.49
  Country Club Center..............      28.07           44.38          6.40           6.72          65.53         48.90
                                         -----           -----         -----          -----       ----------      ------
WEIGHTED AVERAGE...................      68.37%          63.99%         9.18%         11.88%         22.45%        24.13%
                                         -----           -----         -----          -----       ----------      ------
PORTFOLIO WEIGHTED AVERAGE.........      75.17%          66.52%         9.53%         11.94%         15.30%        21.54%
                                         -----           -----         -----          -----       ----------      ------
                                         -----           -----         -----          -----       ----------      ------

------------------------------

(1) The Company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region (i.e. northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2) Annualized base rent for all leases in place at December 31, 1997 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

ANCHOR AND NON-ANCHOR TENANT SUMMARY

    The following table sets forth certain information regarding anchor and non-anchor tenants at December 31, 1997:

                                                         ANCHOR TENANTS(1)         NON-ANCHOR TENANTS(1)
                                                     --------------------------  --------------------------
                                                                      % OF                        % OF
                                                     % OCCUPIED   PROPERTY ANN.  % OCCUPIED   PROPERTY ANN.
PROPERTY                                                 GLA      BASE RENT(2)       GLA      BASE RENT(2)
---------------------------------------------------  -----------  -------------  -----------  -------------
NORTHERN CALIFORNIA
  Chico Crossroads.................................       85.18%        75.86%        14.82%        24.14%
  Monterey Plaza...................................       56.48         29.90         43.52         70.10
  Brookvale Center.................................       75.74         49.93         24.26         50.07
  Laguna Village...................................       84.05         81.89         15.95         18.11
  Lakewood Shopping Center.........................       55.82         35.79         44.18         64.21
  Fairmont Shopping Center.........................       51.02         28.31         48.98         71.69
  Rosewood Village.................................           0             0        100.00        100.00
                                                          -----         -----    -----------       ------
WEIGHTED AVERAGE...................................       66.73%        47.90%        33.27%        52.10%
SOUTHERN CALIFORNIA
  Chino Town Square................................       61.48%        52.58%        38.52%        47.42%
  Melrose Village Plaza............................       58.12         44.50         41.88         55.50
  Tustin Heights...................................       68.50         46.97         31.50         53.03
  Laurentian Center................................       37.98         32.61         62.02         67.39
  Palmdale Center..................................       76.70         47.63         23.30         52.37
  Vineyard Village East............................       57.52         42.51         42.48         57.49
  Foothill Center..................................           0             0        100.00        100.00
  Arlington Courtyard..............................           0             0        100.00        100.00
                                                          -----         -----    -----------       ------
WEIGHTED AVERAGE...................................       59.11%        46.29%        40.89%        53.71%
LAS VEGAS NEVADA
  Cheyenne Commons.................................       68.16%        47.07%        31.84%        52.93%
  Sahara Pavilion North............................       49.83         31.16         50.17         68.84
  Rainbow Promenade................................       65.78         56.62         34.22         43.38
  Sahara Pavilion South............................       59.51         39.50         40.49         60.50
  Green Valley Town & Country......................       37.56         21.46         62.44         78.54
  Winterwood Pavilion..............................       55.90         34.14         44.10         65.86
                                                          -----         -----    -----------       ------
WEIGHTED AVERAGE...................................       58.07%        40.41%        41.93%        59.59%
PACIFIC NORTHWEST
  Sunset Square....................................       75.21%        55.27%        24.79%        44.73%
  Tacoma Central...................................       66.34         62.51         33.66         37.49
  Tanasbourne Village..............................       47.68         31.19         52.32         68.81
  Olympia Square...................................       47.56         31.69         52.44         68.31
  Claremont Village................................       46.68         46.75         53.32         33.25
  Canyon Ridge Plaza...............................       35.94         23.97         64.06         76.03
  Olympia West Center..............................       56.65         61.20         43.35         38.80
                                                          -----         -----    -----------       ------
WEIGHTED AVERAGE...................................       58.43%        45.66%        41.57%        54.34%
OTHER
  Maysville Marketsquare...........................       62.72%        57.58%        37.28%        42.42%
  Ocoee Plaza......................................       53.42         51.35         46.58         48.65
  Sports Unlimited.................................       29.56         31.02         70.44         68.98
  Country Club Center..............................           0             0        100.00        100.00
                                                          -----         -----    -----------       ------
WEIGHTED AVERAGE...................................       44.01%        36.24%        55.99%        63.76%
                                                          -----         -----    -----------       ------
PORTFOLIO WEIGHTED AVERAGE.........................       59.30%        44.09%        40.70%        55.91%
                                                          -----         -----    -----------       ------
                                                          -----         -----    -----------       ------

------------------------
(1) Anchors defined as single tenants which lease 15,000 square feet or more; non-anchors defined as tenants which lease less than 15,000 square feet.
(2) Annualized base rent for all leases in place in which tenants are in occupancy at December 31, 1997 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

MAJOR TENANTS

    At December 31, 1997, 98% of the total GLA was leased to 749 tenants. The Company's largest tenant, Wal-Mart, accounted for 5.57% of the total annualized base rent in place at December 31, 1997. Including Wal-Mart, all tenants which individually accounted for 1.0% or more of the annualized base rent at December 31, 1997 collectively accounted for 22.8% of the total annualized base rent and the 721 remaining tenants accounted for 77.2% of the total annualized base rent.

    The following table summarizes certain information regarding tenants which individually accounted for 1.0% or more of the annualized base rent at December 31, 1997:

                                                                              ANNUALIZED BASE RENT IN PLACE AT
                                                                                          12/31/97
                                                      LEASED                 -----------------------------------
                                                     GLA AS OF                             ANNUAL     % OF TOTAL
                                       NUMBER OF     12/31/97   % OF TOTAL   TOTAL ANN.  BASE RENT/    ANNUAL.
TENANT                                  LEASES       (SQ. FT.)  LEASED GLA   BASE RENT     SQ.FT.     BASE RENT
-----------------------------------  -------------   ---------  ----------   ----------  ----------   ----------
Wal-Mart...........................         3          316,588     7.58%     $2,836,372    $ 8.96        5.57%
24 Hour Fitness....................         3           97,143     2.33       1,373,011     14.13        2.70
United Artists Theatre.............         2           88,196     2.11       1,361,109     15.43        2.67
Lucky..............................         4          173,119     4.15       1,275,795      7.37        2.51
Barnes & Noble.....................         3           70,573     1.69         999,250     14.16        1.96
Ennen's Foods......................         1           67,070     1.61         589,855      8.79        1.16
Vons/Safeway.......................         2           94,737     2.27         583,779      6.16        1.15
Quality Food Center................         1           39,603     0.95         540,598     13.65        1.06
HomeBase...........................         1          103,904     2.49         535,432      5.15        1.05
Ross Dress for Less................         3           72,487     1.74         513,327      7.08        1.01
PayLess Drugs......................         3           74,562     1.79         512,586      6.87        1.01
Office Max.........................         2           51,050     1.22         507,855      9.95        1.00
                                           --
                                                     ---------    -----      ----------  ----------     -----
TOTAL..............................        28        1,249,032    29.91%     $11,628,969   $ 9.31       22.84%
                                           --
                                           --
                                                     ---------    -----      ----------  ----------     -----
                                                     ---------    -----      ----------  ----------     -----

LEASE EXPIRATIONS

    The following schedules set forth certain information regarding lease expirations for the Properties for each of the ten years beginning with 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                           LEASE EXPIRATION ANALYSIS
                                   ALL LEASES

                                                        NUMBER OF   SQUARE FOOTAGE     % OF TOTAL
                                     LEASE EXPIRATION    LEASES          UNDER         PORTFOLIO
TENANT                                     YEAR         EXPIRING    EXPIRING LEASES   EXPIRING GLA
-----------------------------------  ----------------   ---------   ---------------   ------------
1..................................        1998             98           269,122          6.11
2..................................        1999             95           376,916          8.58
3..................................        2000            139           353,307          8.03
4..................................        2001             98           313,099          7.11
5..................................        2002            128           388,732          8.83
6..................................        2003             39           216,321          4.91
7..................................        2004             12            84,597          1.92
8..................................        2005             19           161,014          3.66
9..................................        2006             18           240,650          5.47
10.................................        2007             16           128,843          2.93
11 and after.......................        2008             75         1,869,933         42.47
                                                           ---      ---------------      -----
TOTAL/WEIGHTED
  AVERAGE..........................                        737         4,402,534         100.0
                                                           ---      ---------------      -----
                                                           ---      ---------------      -----


                                      ANNUALIZED BASE RENT IN PLACE AT
                                                  12/31/97
                                     -----------------------------------
                                                 % OF TOTAL
                                                 PORTFOLIO       ANN.
                                     TOTAL ANN.     ANN.      BASE RENT/
TENANT                               BASE RENT   BASE RENT     SQ. FT.
-----------------------------------  ----------  ----------   ----------
1..................................   3,294,626      6.47       $12.24
2..................................   3,475,550      6.82         9.22
3..................................   5,210,965     10.23        14.75
4..................................   4,303,475      8.45        13.74
5..................................   5,739,220     11.27        14.76
6..................................   2,489,720      4.89        11.51
7..................................     991,975      1.95        11.73
8..................................   2,089,911      4.10        12.98
9..................................   2,952,922      5.80        12.27
10.................................   1,685,777      3.31        13.06
11 and after.......................  18,704,652     36.72        10.00
                                     ----------  ----------   ----------
TOTAL/WEIGHTED
  AVERAGE..........................  50,938,793    100.00       $11.57
                                     ----------  ----------   ----------
                                     ----------  ----------   ----------

                               ALL ANCHOR LEASES

                                                         NUMBER OF    SQUARE FOOTAGE     % OF TOTAL
                                     LEASE EXPIRATION     LEASES           UNDER         PORTFOLIO
TENANT                                     YEAR          EXPIRING     EXPIRING LEASES   EXPIRING GLA
-----------------------------------  ----------------   -----------   ---------------   ------------
1..................................        1998               3             66,398           2.54
2..................................        1999               5            188,945           7.24
3..................................        2000               3             66,375           2.54
4..................................        2001               3             84,078           3.22
5..................................        2002               3             74,225           2.84
6..................................        2003               4             99,652           3.82
7..................................        2004               2             42,119           1.61
8..................................        2005               3             63,462           2.43
9..................................        2006               3            150,352           5.76
10.................................        2007               3             63,584           2.44
11 and after.......................        2008              43          1,711,346          65.56
                                                             --
                                                                      ---------------      ------
TOTAL/WEIGHTED AVERAGE.............                          75          2,610,536         100.00
                                                             --
                                                             --
                                                                      ---------------      ------
                                                                      ---------------      ------

                                         ANNUALIZED BASE RENT IN PLACE AT 12/31/97
                                     -------------------------------------------------
                                                               % OF TOTAL
                                                 % OF ANCHOR   PORTFOLIO       ANN.
                                     TOTAL ANN.     ANN.          ANN.      BASE RENT/
TENANT                               BASE RENT    BASE RENT    BASE RENT     SQ. FT.
-----------------------------------  ----------  -----------   ----------   ----------
1..................................     522,814       2.3         1.03        $7.87
2..................................     701,443       3.1         1.38         3.71
3..................................     523,022       2.3         1.03         7.88
4..................................     562,135       2.5         1.10         6.69
5..................................     725,406       3.2         1.42         9.77
6..................................     779,071       3.6         1.53         7.82
7..................................     300,414       1.3         0.59         7.13
8..................................     670,687       3.0         1.32        10.57
9..................................   1,691,004       7.6         3.32        11.26
10.................................     526,128       2.3         1.03         8.27
11 and after.......................  15,456,624      68.8        30.34         9.03

                                     ----------     -----        -----        -----
TOTAL/WEIGHTED AVERAGE.............  22,458,748       100        44.09        $8.60

                                     ----------     -----        -----        -----
                                     ----------     -----        -----        -----

                             ALL NON-ANCHOR LEASES

                                                        NUMBER OF    SQUARE FOOTAGE     % OF TOTAL
                                     LEASE EXPIRATION     LEASES          UNDER         PORTFOLIO
TENANT                                     YEAR          EXPIRING    EXPIRING LEASES   EXPIRING GLA
-----------------------------------  ----------------   ----------   ---------------   ------------
1..................................        1998              95           202,724          11.31
2..................................        1999              90           187,971          10.49
3..................................        2000             136           286,932          16.01
4..................................        2001              95           229,021          12.78
5..................................        2002             125           314,507          17.55
6..................................        2003              35           116,669           6.51
7..................................        2004              10            42,476           2.37
8..................................        2005              16            97,552           5.44
9..................................        2006              15            90,298           5.04
10.................................        2007              13            65,259           3.64
11 and after.......................        2008              32           158,587           8.85
                                                            ---      ---------------      ------
TOTAL/WEIGHTED AVERAGE.............                         662         1,791,996         100.00
                                                            ---      ---------------      ------
                                                            ---      ---------------      ------

                                         ANNUALIZED BASE RENT IN PLACE AT 12/31/97
                                     -------------------------------------------------
                                                               % OF TOTAL
                                                  % OF NON-    PORTFOLIO       ANN.
                                     TOTAL ANN.  ANCHOR ANN.      ANN.      BASE RENT/
TENANT                               BASE RENT    BASE RENT    BASE RENT     SQ. FT.
-----------------------------------  ----------  -----------   ----------   ----------
1..................................   2,771,812       9.7         5.44        $13.67
2..................................   2,774,107       9.7         5.45         14.76
3..................................   4,687,963      16.5         9.20         16.34
4..................................   3,741,340      13.1         7.34         16.34
5..................................   5,013,814      17.6         9.84         15.94
6..................................   1,710,649       6.0         3.36         14.66
7..................................     691,561       2.4         1.36         16.28
8..................................   1,419,223       5.0         2.78         14.55
9..................................   1,261,919       4.4         2.48         13.96
10.................................   1,159,649       4.1         2.28         17.77
11 and after.......................   3,248,008      11.4         6.38         20.48
                                     ----------     -----        -----      ----------
TOTAL/WEIGHTED AVERAGE.............  28,480,045       100        55.91        $15.89
                                     ----------     -----        -----      ----------
                                     ----------     -----        -----      ----------

------------------------

Note: Number of leases expiring does not include 13 tenants on a month-to-month agreement, whose combined occupancy does not exceed 22,000 sq.ft.

CAPITAL EXPENDITURES

    The following table sets forth information relating to historical capital expenditures of the Company's Properties:

                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1997            1996            1995
                                                    -------------   -------------   -------------
Total capital expenditures(1)(2)..................  $      12,956   $      18,545   $       7,082
Average number of square feet(3)..................      3,581,287       2,770,216       2,446,630
Capital expenditures per square foot..............  $        .004   $        .007   $        .003

------------------------

(1) Includes capital expenditures other than leasing commissions and tenant improvements.

(2) The 1997 amount excludes approximately $110,000 incurred to renovate Foothill Center.

(3) Represents the average aggregate amount of square feet owned by the Company during the year.

OTHER ASSETS

    The Company owns a 50% interest in a general partnership that owns an interest in a 93,400 square foot medical office complex located in Encinitas, California. The Company also holds notes receivable with a net book value as of December 31, 1997 of $2,981,000. Certain of these notes with a net book value of $1,926,540 are secured by various deeds of trust and partnership interests or other security on three shopping centers, all of which are located in Northern California. The notes have a weighted monthly interest rate of approximately 8.72% and have maturity dates in June 2000.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to legal proceedings that arise in the normal course of business, which matters are generally covered by insurance. The resolution of these matters cannot be predicted with certainty. However, in the opinion of management, based upon currently available information, liability under such proceedings, either individually or in the aggregate, will not have a materially adverse affect on the Company's consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1997, no matters were submitted to a vote of stockholders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on the New York Stock Exchange ("NYSE") on August 8, 1997, under the symbol "PNP." On March 13, 1998 the Company had approximately 47 stockholders of record and approximately 2,711 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by the Company.

                                                                                   DISTRIBUTIONS
                                                               HIGH        LOW       DECLARED
                                                             ---------  ---------  -------------
Third Quarter, 1997 (from August 8, 1997)..................  $   20.75  $   19.75    $   .2128
Fourth Quarter, 1997.......................................  $   22.00  $  19.875    $   .3625

    The fourth quarter 1997 dividend on an annualized basis amounts to $1.45 per share. All distributions will be made by the Company at the discretion of the Board of Directors and will depend upon the earnings of the Company, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, the Company is required to make distributions to holders of its shares in an amount at least equal to 95% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected financial data for the Company on a historical basis. The following data should be read in connection with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.

                    SELECTED CONSOLIDATED FINANCIAL DATA(1)

                                                               YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                   1997       1996       1995       1994       1993
                                                 ---------  ---------  ---------  ---------  ---------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
STATEMENTS OF OPERATIONS DATA
Total revenue..................................  $  46,452  $  35,105  $  29,735  $  26,748  $  28,124
Operating and G&A expenses.....................     13,939     12,126     11,656     12,473     10,840
Total revenue less operating and G&A
  expenses.....................................     32,513     22,979     18,079     14,275     17,284
Depreciation and amortization..................      8,928      7,693      6,340      6,129      6,255
Interest expense...............................     14,057     14,671     12,262     11,405     10,880
Income (loss) before extraordinary item........      9,356        449       (615)    (3,216)       158
Net income (loss)..............................      8,313        449       (615)    (3,216)       158
Per share data:
  Income before extraordinary item(2)..........       0.55     --         --         --         --
  Net income (2)...............................       0.49     --         --         --         --
  Distributions................................       0.58     --         --         --         --

                                                             AS OF DECEMBER 31,
                                            -----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                            ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA
Properties, net...........................  $ 455,514  $ 264,017  $ 251,423  $ 214,554  $ 168,280
Total assets..............................    487,220    293,186    275,690    247,101    190,551
Notes payable.............................    108,316    192,915    191,302    160,465    138,181
Line of credit payable....................     62,450     --         --         --         --
Advances from related party...............     --         32,113     16,482     10,790     --
Minority interest.........................      1,521      1,539      1,347      1,373       (100)
Shareholders' equity......................    301,055     --         --         --         --
Owner's equity............................     --         61,808     61,359     61,974     47,696

------------------------

(1) The financial data as of and for the periods prior to August 13, 1997 represents the combined financial data of Pan Pacific Development Properties. See Note 1 to the Company's 1997 consolidated financial statements.

(2) The 1997 data is calculated as if the shares were outstanding for the entire year based on the diluted number of shares assumed to be outstanding (see
    Note 2(i) to the consolidated financial statements). The years prior to 1997 had no outstanding shares of common stock and therefore the information is not relevant or included here.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in connection with the consolidated financial statements of Pan Pacific Retail Properties, Inc. and subsidiaries (the "Company"), and the notes thereto, appearing elsewhere in this report.

    The Company receives income primarily from rental revenue (including recoveries from tenants) from shopping center properties. As a result of the Company's acquisition and development program, the financial data show increases in total revenue from period to period, largely attributable to: (i) the acquisitions; (ii) a property placed into operation during the period; and (iii) the benefit of a full period of rental and other revenue from a property placed into operation in the preceding period.

    The Company believes that overhead costs will decrease as a percentage of revenue as the Company achieves economies of scale through increases in its portfolio's revenue base. For example, during the year ended December 31, 1997, the Company owned properties comprising a weighted average GLA of 3,581,000 square feet. Total expenses, excluding interest, depreciation and amortization for the year ended December 31, 1997 were $13,939,000 or $3.89 per square foot. By comparison, during the year ended December 31, 1996, the Company owned properties comprising a weighted average GLA of 2,770,000 square feet. Total expenses, excluding interest, depreciation and amortization, for the year ended December 31, 1996 were $12,126,000 or $4.38 per square foot.

    The Company expects that the more significant part of its revenue growth in the next year or two will come from additional acquisitions and rent increases from re-leasing and re-tenanting initiatives.

RESULTS OF OPERATIONS

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER
     31, 1996.

    Total revenue increased by $11,347,000 or 32.3% to $46,452,000 for the year ended December 31, 1997 as compared to $35,105,000 for the year ended December 31, 1996.

    Rental revenue increased by $8,767,000 or 30.9% to $37,117,000 from $28,350,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in rental revenue resulted principally from the acquisition of Chico Crossroads in February 1997, Monterey Plaza in April 1997, Fairmont Shopping Center in May 1997, Lakewood Shopping Center in June 1997, Green Valley Town & Country in August 1997, Rainbow Promenade in September 1997, Claremont Village, Olympia West Center and Tacoma Central in November 1997 and Tustin Heights and Palmdale Center in December 1997 (collectively, the "1997 Acquisitions"). In addition, the inclusion in operations of Laguna Village Phase I in May 1996 and Phase II in the third quarter of 1997 added to this increase. Rental revenue also increased as a result of increased occupancy levels, primarily at Canyon Ridge Plaza, Sahara Pavilion North, Chino Town Square and Tanasbourne Village.

    Recoveries from tenants increased by $1,828,000 or 29.4% to $8,042,000 for the year ended December 31, 1997, compared to $6,214,000, for the year ended December 31, 1996. This increase resulted primarily from the 1997 Acquisitions. In addition, 1997 included a full period of recoveries for Laguna Village Phase
I. Recoveries from tenants were 87.4% of property operating expenses and property taxes for the year ended December 31, 1997 as compared to 85.0% of the same expenses for the same period in 1996.

    Property expenses include property operating expenses, property taxes and property management fees. Property operating expenses increased by $946,000 or 18.7% from $5,070,000 to $6,016,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in property operating expenses was primarily attributable to the 1997 Acquisitions. In addition, 1997 included a full year of property operating expenses for Laguna Village Phase I and a full quarter of operating expenses for Laguna Village Phase II. Property taxes increased by $943,000 or 42.0% for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in property taxes was primarily the result of the completion of Laguna Village Phase I in 1996, the transfer of Laguna Village Phase II to operations at September 30, 1997 and the 1997 Acquisitions.

    Depreciation and amortization increased by $1,235,000 or 16.1% to $8,928,000 from $7,693,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996. This was primarily due to the May 1996 completion of Laguna Village Phase I, the completion of Laguna Village Phase II in September 1997 and the 1997 Acquisitions.

    Interest expense decreased by $614,000 or 4.2% to $14,057,000 from $14,671,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily as a result of decreased interest expense relating to the repayment of debt of approximately $134,000,000 in August 1997 in connection with the Company's initial public offering. This decrease was partially offset by interest expense related to the debt assumed pursuant to the acquisition of Monterey Plaza in April 1997 which was subsequently repaid in August 1997, the interest expense associated with the new unsecured credit facility, the net impact of the December 1996 refinancing of variable rate debt to fixed rate debt and construction loan interest related to the development of Laguna Village Phase I.

    General and administrative expenses increased by $695,000 or 21.5% to $3,923,000 from $3,228,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. This increase was primarily attributable to annual salary increases and costs associated with additional staffing necessitated by the 1997 Acquisitions. Expenses for tax and audit services were also increased as a result of new public reporting requirements. These increases were partially offset by a decrease in the management fee paid to Revenue Properties Company Limited ("RPC") as that fee is no longer being charged effective with the completion of the initial public offering. As a percentage of total revenue, general and administrative expenses were 8.4% and 9.2% for the years ended December 31, 1997 and 1996, respectively. The Company expects that general and administrative expenses will continue to decrease as a percentage of total revenue in future periods due to economies of scale which the Company anticipates should be realized as additional properties are acquired.

    Other expenses, net, consist primarily of loan guaranty fees and the expensing of due diligence costs for acquisitions that are not completed. Other expenses decreased by $846,000 or 55.2% to $687,000 from $1,533,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. The decrease was primarily due to loan guaranty fees paid to RPC which are no longer being charged as the debt which was guaranteed was paid off in August 1997 in connection with the initial public offering. This decrease was partially offset by the expensing of due diligence costs in 1997 related to potential acquisitions which were not consummated.

    As part of the Formation Transactions (see footnote 1 to the consolidated financial statements located elsewhere in this report), $134,217,000 of notes payable were repaid. In connection with the early pay off of these notes, an extraordinary loss of $1,043,000 was recorded which includes prepayment penalties and the write off of unamortized financing costs and loan premium.

    The following table compares the operating data for the properties ("Same Store Properties") that were owned and in operation for the entirety of both years ended December 31, 1997 and 1996:

                                                                     1997           1996
                                                                 -------------  -------------
Revenue:
  Rental.......................................................  $  26,755,000  $  26,088,000
  Recoveries from tenants......................................      6,265,000      5,842,000
  Income from unconsolidated partnerships......................        409,000        109,000
  Other........................................................        458,000        432,000
                                                                 -------------  -------------
                                                                 $  33,887,000  $  32,471,000
Operating expenses:
  Property operating, property taxes and property management
    fees.......................................................      6,420,000      6,138,000
                                                                 -------------  -------------
Operating income...............................................  $  27,467,000  $  26,333,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Operating income for the Same Store Properties for the year ended December 31, 1997 increased over the same period in the prior year by $1,134,000 or 4.3%. This increase was attributable to increased rental revenue due to increased occupancy levels primarily at Canyon Ridge Plaza, Cheyenne Commons, Sahara Pavilion North, Chino Town Square and Tanasbourne Village. In addition, there were approximately $153,000 of lease termination fees received at Canyon Ridge Plaza and Sahara Pavilion North in 1997. Property operating expenses for these Same Store Properties increased by $282,000 or 4.6% for the year ended December 31, 1997, over the same period in the prior year due primarily to increased property tax expense and center enhancement costs such as painting, new awnings, signage and landscaping at Cheyenne Commons as well as increased bad debt expense at Sunset Square.

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER
     31, 1995.

    Total revenue increased by $5,370,000 or 18.1% to $35,105,000 for the year ended December 31, 1996, as compared to $29,735,000 for the year ended December 31, 1995.

    Rental revenue increased $4,881,000 or 20.8% to $28,350,000 for the year ended December 31, 1996, as compared to $23,469,000 for the year ended December 31, 1995. The increase in rental revenue resulted primarily from a full year of rental revenue from Cheyenne Commons, which was acquired in September 1995, the completion of Canyon Ridge in December 1995, the completion of Laguna Village Phase I in May 1996 and the acquisition of the remaining 98% ownership interest in Laurentian Center effective January 1996.

    Recoveries from tenants increased to $6,214,000 for the year ended December 31, 1996, an increase of $736,000 or 13.4%, as compared to $5,478,000 for the year ended December 31, 1995. This increase resulted principally from a full year of recoveries from tenants of Cheyenne Commons and Canyon Ridge, partial year recoveries from the tenant in Laguna Village Phase I and the acquisition of the remaining ownership interests in Laurentian Center. Recoveries from tenants for 1996 represent 85.0% of property operating expenses and property taxes as compared to 81.2% for 1995. This increase was due to the sale in 1995 of the Richardson Mall, a mixed use residential property located in Hartford, Connecticut. Increases in vacant space prior to this disposition decreased significantly the rate of recovery of expenses relating to this property.

    The Company recognized a gain of $501,000 in 1995 on the sale of the Richardson Mall. There was no comparable gain in 1996.

    Property expenses include property operating expenses, property taxes and property management fees. Property operating expenses for the year ended December 31, 1996 increased to $5,070,000, an increase of $308,000 or 6.5%, from $4,762,000 for the year ended December 31, 1995. This increase was primarily attributable to a full year of ownership in 1996 of Cheyenne Commons, the completion in 1996 of Laguna Village Phase I and Canyon Ridge and their subsequent operations, as well as the acquisition of the ownership interests in Laurentian Center. Property taxes increased by $263,000 or 13.3% to $2,244,000 for the year ended December 31, 1996, compared to $1,981,000 for the year ended December 31, 1995. The increase in property taxes was primarily the result of a full year of ownership of Cheyenne Commons, the completion of Laguna Village Phase I and Canyon Ridge and their subsequent operations, and the acquisition of the remaining ownership interests in Laurentian Center.

    Depreciation and amortization increased by $1,353,000 or 21.3% to $7,693,000 from $6,340,000 primarily due to the 1996 acquisition and the full year effect of the properties acquired or developed during 1995.

    Interest expense for the year ended December 31, 1996 increased by $2,409,000 or 19.6% to $14,671,000, as compared to $12,262,000 for the year ended December 31, 1995, primarily as a result of the increase in mortgage loans incurred to acquire Cheyenne Commons, to finance the development of Laguna Village Phase I and Canyon Ridge and the loan assumed in the acquisition of the ownership interests in Laurentian Center. Interest rates on variable rate debt were relatively unchanged for 1996 as compared to 1995.

    General and administrative expenses decreased by $392,000 or 10.8% for the year ended December 31, 1996, compared to the year ended December 31, 1995, primarily due to a reduction in payroll costs related to the relocation of the Company's administrative offices in the spring of 1995. General and administrative expenses as a percentage of total revenue decreased to 9.2% during 1996 from 12.2% during 1995 as the Company was able to utilize its personnel and other overhead costs over a greater revenue base.

    Other expenses, net, consist primarily of loan guaranty fees, miscellaneous income and expenses, and the write off of capitalized leasing commissions and tenant improvements. Other expenses amounted to $1,533,000 for the year ended December 31, 1996, an increase of $286,000 when compared to other expenses of $1,247,000 for the year ended December 31, 1995. The change resulted from (i) reduced interest income and (ii) increased write off of capitalized leasing commissions and tenant improvements in 1996 resulting from lease terminations in that year.

    The following table compares the operating data for the properties ("Same Store Properties") that were owned and in operation for the entirety of both years ended December 31, 1996 and 1995:

                                                                     1996           1995
                                                                 -------------  -------------
Revenue:
  Rental.......................................................  $  22,094,000  $  21,901,000
  Recoveries from tenants......................................      5,139,000      5,223,000
  Income (loss) from uncombined partnerships...................        109,000        (32,000)
  Other........................................................        345,000        305,000
                                                                 -------------  -------------
                                                                 $  27,687,000  $  27,397,000
Operating expenses:
  Property operating, property taxes and property management
    fees.......................................................      6,087,000      5,985,000
                                                                 -------------  -------------
Operating income...............................................  $  21,600,000  $  21,412,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Operating income for the Same Store Properties for the year ended December 31, 1996 increased over the prior year by $188,000. This increase was attributable to increased rental revenue due to increased occupancy levels at Rosewood Village. In addition, a lease termination fee of approximately $171,000 was received at Tanasbourne Village. Also, Winterwood Pavilion had an increase of approximately $56,000 in percentage rent. Operating expenses for these Same Store Properties increased by $102,000 for the year ended December 31, 1996 over the prior year primarily due to an increase in property tax expense of approximately $50,000 at Olympia Square, increased center enhancement costs such as painting, new awnings and signage at Sunset Square of approximately $30,000 and an increase in marketing, landscaping and general maintenance expenses at Sahara Pavilion South of approximately $35,000.

FUNDS FROM OPERATIONS

    The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper. The Company's computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

    The following table presents the Company's actual and pro forma Funds from Operations for the years ended December 31, 1997 and 1996 (see footnote 13 to the consolidated financial statements located elsewhere in this report):

                                               DECEMBER 31, 1997       DECEMBER 31, 1996
                                             ----------------------  ---------------------
                                               ACTUAL    PRO FORMA    ACTUAL    PRO FORMA
                                             ----------  ----------  ---------  ----------
Net income.................................  $8,313,000  $17,537,000 $ 449,000  $16,361,000
Add:
  Extraordinary loss.......................   1,043,000      --         --          --
  Depreciation and amortization............   8,928,000   9,484,000  7,693,000   8,738,000
  Depreciation of unconsolidated
    partnerships...........................     208,000     208,000    214,000     214,000
  Depreciation of non-real estate corporate
    assets.................................    (204,000)   (204,000)  (174,000)   (174,000)
                                             ----------  ----------  ---------  ----------
Funds from Operations......................  $18,288,000 $27,025,000 $8,182,000 $25,139,000
                                             ----------  ----------  ---------  ----------
                                             ----------  ----------  ---------  ----------
Weighted average number of shares of common
  stock outstanding (assuming dilution)....  16,866,173      --         --          --
Number of shares of common stock assumed to
  be outstanding...........................      --      16,814,012     --      16,814,012

CASH FLOWS

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER
     31, 1996.

    Net cash provided by operating activities increased by $8,749,000 to $15,242,000 for the year ended December 31, 1997, as compared to $6,493,000 for the year ended December 31, 1996. The increase was primarily the result of an increase in net income.

    Net cash used in investing activities increased by $147,474,000 to $166,276,000 for the year ended December 31, 1997, compared to $18,802,000 for the year ended December 31, 1996. The increase was primarily the result of additions to properties for the 1997 Acquisitions. The increase was also attributable to contributions to unconsolidated partnerships. In the comparable period in 1996, the use of cash for investing activities was primarily for the purpose of acquiring the remaining ownership interests in Laurentian Center and additions to property under development.

    Net cash provided by financing activities increased by $127,833,000 to $142,799,000 for the year ended December 31, 1997, compared to $14,966,000 for the year ended December 31, 1996. The increase resulted from amounts drawn on the Company's unsecured line of credit, net proceeds of the Offering including the full exercise of the underwriters' over-allotment option and increases in advances from RPC (see footnote 1 to the consolidated financial statements located elsewhere in this report) prior to the Offering for certain of the 1997 Acquisitions. These increases were partially offset by notes payable payments reflecting the paydown of a significant amount of portfolio debt in connection with the Offering.

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER
     31, 1995.

    Net cash provided by operating activities increased by $1,037,000 to $6,493,000 for the year ended December 31, 1996, compared to $5,456,000 for the year ended December 31, 1995. The increase was primarily the result of an increase in net income, an increase in accrued expenses and other liabilities and a decrease in restricted cash. These increases were partially offset by a decrease in accounts payable and an increase in accrued rent receivable.

    Net cash used in investing activities decreased by $24,013,000 to $18,802,000 for the year ended December 31, 1996, compared to $42,815,000 for the year ended December 31, 1995. The decrease was primarily the result of the acquisition of Cheyenne Commons in 1995 for approximately $36,000,000, partially offset by the acquisition of the remaining interest in Laurentian Center, increased construction activity at Laguna Village Phase I, and the collection of notes receivable in 1996.

    Net cash provided by financing activities decreased by $11,717,000 to $14,966,000 for the year ended December 31, 1996, compared to $26,683,000 for the year ended December 31, 1995. The decrease was primarily the result of a reduction in the indebtedness incurred in 1996, partially offset by an increase in amounts advanced from RPC in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes the Offering and the Formation Transactions (see footnote 1 to the consolidated financial statements located elsewhere in this report) that were completed in August 1997 improved its financial position through changes to its capital structure, principally the substantial reduction in its overall debt and its debt-to-equity ratio. In connection with the Formation Transactions, the Company repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding secured debt after the Formation Transactions and the acquisition of Green Valley Town & Country was reduced by approximately $146,000,000. This will result in a significant reduction in interest expense as a percentage of total revenue (18.5% on a pro forma basis for the year ended December 31, 1997 as compared to 30.3% actual for the year ended December 31, 1997). Thus, cash from operations required to fund debt service requirements will decrease substantially.

    The total market capitalization of the Company at December 31, 1997, was approximately $530,166,000, based on the market closing price at December 31, 1997 of $21.375 per share and the debt outstanding of approximately $170,766,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 32.2% at December 31, 1997. The Company believes that its low leverage capital structure combined with its Unsecured Credit Facility enhances the Company's ability to take advantage of acquisition opportunities as well as to provide funds for general corporate purposes.

    The Company had approximately $87,550,000 available under the $150,000,000 Unsecured Credit Facility at December 31, 1997. The initial borrowing under the credit facility of $13,600,000 occurred when the Rainbow Promenade asset was acquired on September 9, 1997 for approximately $31,300,000. The balance of the purchase price was funded with available cash provided by operations and the net proceeds from the full exercise of the underwriters' over-allotment option. Subsequent borrowings were made under the credit facility in November and December 1997 for the acquisitions of six additional properties. At the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.50% or a reference rate. The weighted average interest rate at December 31, 1997 was 7.68%. The Company anticipates that the Unsecured Credit Facility will continue to be used primarily to acquire additional properties and for general corporate purposes.

    The Company's mortgage indebtedness outstanding at December 31, 1997 requires balloon payments of $88,888,000 in 2000, $4,004,000 in 2004, $7,395,000
in 2005, $52,748,000 in 2007 and $2,697,000 in 2008 and subsequent years. The balloon payment due in the year 2000 includes the balance drawn on the Unsecured Credit Facility at December 31, 1997 of $62,450,000. It is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. The Unsecured Credit Facility, which matures in 2000, is renewable.

    The Company expects to make distributions from cash available for distributions, which the Company believes will exceed historical cash available for distributions due to the reduction in debt service resulting from the repayment of indebtedness described above. Amounts accumulated for distribution will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on the Unsecured Credit Facility, if any. On October 6, 1997, the Board of Directors of the Company declared the first dividend of $0.2128 per share to be paid October 31, 1997 to shareholders of record on October 22, 1997. The dividend was for the prorated period from August 8, 1997 to September 30, 1997. On December 5, 1997, the Board of Directors of the Company declared a dividend of $0.3625 per share for the fourth quarter 1997 to be paid January 19, 1998 to shareholders of record on December 29, 1997.

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

    In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Retirement Benefits" ("SFAS No. 132"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement standardizes disclosure requirements for pensions and other post retirement benefits. It does not change the measurement or recognition provisions for those benefit plans.

    The Company anticipates that the adoption of SFAS Nos. 130, 131 and 132 will not result in disclosures that will be materially different from those presently required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this annual report on Form 10-K in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held in June, 1998 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained in the section captioned "Proposal I; Election of Directors" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information contained in the section captioned "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained in the section captioned "Principal and Management Stockholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules

    The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K.

        1.  Consolidated Financial Statements:

                                                                          PAGE(S)
                                                                          -------
            Independent Auditors' Report................................    F-1
            Consolidated Balance Sheets as of December 31, 1997 and
              1996......................................................    F-2
            Consolidated Statements of Operations for the years ended
              December 31, 1997, 1996 and 1995..........................    F-3
            Consolidated Statements of Equity for the years ended
              December 31, 1997, 1996 and 1995..........................    F-4
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995..........................    F-5
            Notes to Consolidated Financial Statements..................    F-7

        2.  Consolidated Financial Statement Schedule:

            Schedule III--Properties and Accumulated Depreciation.......   F-18

        3.  Exhibits

 EXHIBIT NO.                                        DESCRIPTION
-------------  --------------------------------------------------------------------------------------
       3.1     Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-28715)
                 and incorporated herein by reference)
       3.2     Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the
                 Company's Registration Statement on Form S-11 (Registration No. 333-28715) and
                 incorporated herein by reference)
       4.1     Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to the Company's
                 Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)
      10.1     The 1997 Stock Option and Incentive Plan of Pan Pacific Retail Properties, Inc.
                 (previously filed as Exhibit 10.1 to the Company's Registration Statement on Form
                 S-11 (Registration No. 333-28715) and incorporated herein by reference)
      10.2     Form of Officers and Directors Indemnification Agreement (previously filed as Exhibit
                 10.2 to the Company's Registration Statement on Form S-11 (Registration No.
                 333-28715) and incorporated herein by reference)
      10.3     Form of Employment Agreement between the Company and Mr. Stuart A. Tanz (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11
                 (Registration No. 333-28715) and incorporated herein by reference)
      10.4     Form of Employment Agreement between the Company and Mr. David L. Adlard (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-11
                 (Registration No. 333-28715) and incorporated herein by reference)

 EXHIBIT NO.                                        DESCRIPTION
-------------  --------------------------------------------------------------------------------------
      10.5     Form of Employment Agreement between the Company and Mr. Jeffrey S. Stauffer
                 (previously filed as Exhibit 10.5 to the Company's Registration Statement on Form
                 S-11 (Registration No. 333-28715) and incorporated herein by reference)
      10.6     Form of Miscellaneous Rights Agreement (previously filed as Exhibit 10.6 to the
                 Company's Registration Statement on Form S-11 (Registration No. 333-28715) and
                 incorporated herein by reference)
      10.7     Form of Non-Competition Agreement (previously filed as Exhibit 10.7 to the Company's
                 Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)
      10.8     Purchase and Sale Agreement for Green Valley Town & Country Shopping Center
                 (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form
                 S-11 (Registration No. 333-28715) and incorporated herein by reference)
      10.9     Credit Agreement with Bank of America NT&SA (previously filed as Exhibit 10.8 to the
                 Company's filing of Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
      10.10    Purchase and Sale Agreement for Rainbow Promenade (previously filed as Exhibit 10.9 to the Company's filing of Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
      10.11    Purchase and Sale Agreement for Claremont Village Shopping Center (previously filed as
                 Exhibit 10.9 to the Company's filing of Form 10-Q for the quarter ended September
                 30, 1997 and incorporated herein by reference)
      10.12    Purchase and Sale Agreement for Olympia West Plaza Shopping Center (previously filed as Exhibit 10.10 to the Company's filing of Form 10-Q for the quarter ended
                 September 30, 1997 and incorporated herein by reference)
      10.13    Purchase and Sale Agreement for Tacoma Central Shopping Center (previously filed as
                 Exhibit 10.11 to the Company's filing of Form 10-Q for the quarter ended September
                 30, 1997 and incorporated herein by reference)
      21.1     Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the Company's
                 Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)
      27.1     Financial Data Schedule (electronically filed with the Securities and Exchange
                 Commission only)
      27.2     Restated Financial Data Schedules for periods ended September 30, 1997 and September
                 30, 1996 (electronically filed with the Securities and Exchange Commission only)

    (b) Reports on Form 8-K.

        1. A Form 8-K was filed on November 26, 1997 for purposes of reporting the acquisition of three shopping centers located in the pacific northwest that occurred on November 12, 1997. No financial statements or pro forma financial information were filed as it was impracticable to do so at the time. An amended 8-K which included the financial statements and pro forma financial information was filed on January 26, 1998.

        2. A Form 8-K/A was filed on November 21, 1997 for purposes of providing financial statements and pro forma financial information pertaining to the acquisition of a shopping center which was reported on Form 8-K on September 23, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1998.

       PAN PACIFIC RETAIL PROPERTIES, INC.

  By:              /s/ STUART A. TANZ              By:             /s/ DAVID L. ADLARD
        ---------------------------------------          ---------------------------------------
                     Stuart A. Tanz                                  David L. Adlard
         PRESIDENT AND CHIEF EXECUTIVE OFFICER                 EXECUTIVE VICE PRESIDENT AND
                                                                 CHIEF FINANCIAL OFFICER

  By:             /s/ LAURIE A. SNEVE
        ---------------------------------------
                  Laurie A. Sneve, CPA
             VICE PRESIDENT AND CONTROLLER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ STUART A. TANZ        Director, Chairman, Chief
------------------------------    Executive Officer and        March 17, 1998
        Stuart A. Tanz            President

   /s/ JEFFREY S. STAUFFER      Senior Vice President,
------------------------------    Operations and               March 17, 1998
     Jeffrey S. Stauffer          Development

     /s/ DAVID L. ADLARD        Executive Vice President,
------------------------------    Chief Financial Officer,     March 17, 1998
       David L. Adlard            Treasurer and Secretary

     /s/ LAURIE A. SNEVE
------------------------------  Vice President and             March 17, 1998
     Laurie A. Sneve, CPA         Controller

     /s/ RUSSELL E. TANZ
------------------------------  Director                       March 17, 1998
       Russell E. Tanz

      /s/ MARK J. RIEDY
------------------------------  Director                       March 17, 1998
        Mark J. Riedy

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ BERNARD M. FELDMAN
------------------------------  Director                       March 17, 1998
      Bernard M. Feldman

     /s/ MELVIN S. ADESS
------------------------------  Director                       March 17, 1998
       Melvin S. Adess

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pan Pacific Retail Properties, Inc.:

    We have audited the accompanying consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries (see Note 1) as of December 31, 1997 and 1996, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

San Diego, California

February 12, 1998, except as to Note 15(d),
  which is as of February 18, 1998, and as to
  Notes 15(e) and (f), which are as of March 17,
  1998

                      PAN PACIFIC RETAIL PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER     DECEMBER
                                                                          31,          31,
                                                                         1997         1996
                                                                      -----------  -----------
                                                                                    (NOTE 1)
ASSETS:
Operating properties, at cost:
  Land..............................................................   $ 139,959    $  82,792
  Buildings and improvements (including related party development
    and acquisition fees of $1,235 and $1,182, respectively)........     313,483      173,250
  Tenant improvements...............................................      32,148       32,051
                                                                      -----------  -----------
                                                                         485,590      288,093
  Less accumulated depreciation and amortization....................     (30,076)     (26,857)
                                                                      -----------  -----------
                                                                         455,514      261,236
Property under development, at cost.................................      --            2,781
                                                                      -----------  -----------
                                                                         455,514      264,017
Investments in unconsolidated partnerships..........................       9,921        2,502
Cash and cash equivalents...........................................      --            8,235
Restricted cash.....................................................         661          697
Accounts receivable (net of allowance for doubtful accounts of $125
  and $72, respectively)............................................       1,626        1,074
Accrued rent receivable (net of allowance for doubtful accounts of
  $847 and $666, respectively)......................................       7,620        5,995
Notes receivable....................................................       2,981        3,457
Deferred lease commissions (including unamortized related party amounts of $2,236 and $2,275, respectively, and net of accumulated
  amortization of $2,023 and $3,368, respectively)..................       2,683        2,399
Prepaid expenses....................................................       3,860        3,283
Other assets........................................................       2,354        1,527
                                                                      -----------  -----------
                                                                       $ 487,220    $ 293,186
                                                                      -----------  -----------
                                                                      -----------  -----------

LIABILITIES AND EQUITY:
Notes payable.......................................................   $ 108,316    $ 192,915
Line of credit payable..............................................      62,450       --
Advances from related party.........................................      --           32,113
Accounts payable (including related party amounts of $11 and $79,
  respectively).....................................................       2,183        1,279
Accrued expenses and other liabilities (including related party
  amounts of $3,822 and $440, respectively).........................       5,600        3,532
Dividends payable...................................................       6,095       --
                                                                      -----------  -----------
                                                                         184,644      229,839
Minority interest...................................................       1,521        1,539
                                                                      -----------  -----------
Shareholders' equity:
Common stock par value $.01 per share, 100,000,000 authorized shares, 16,814,012 shares issued and outstanding at December 31,
  1997..............................................................         168       --
Paid in capital in excess of par value..............................     395,313       --
Accumulated deficit.................................................     (94,426)      --
                                                                      -----------  -----------
                                                                         301,055       --
Owner's equity......................................................      --           61,808
                                                                      -----------  -----------
                                                                       $ 487,220    $ 293,186
                                                                      -----------  -----------
                                                                      -----------  -----------

          See accompanying notes to consolidated financial statements.

                      PAN PACIFIC RETAIL PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       1997          1996          1995
                                                    ----------    ----------    ----------
REVENUE:
  Base rent.......................................  $   36,839    $   28,111    $   23,315
  Percentage rent.................................         278           239           154
  Recoveries from tenants.........................       8,042         6,214         5,478
  Gain on sale of real estate.....................      --            --               501
  Income (loss) from unconsolidated
    partnerships..................................         409           109           (32)
  Other...........................................         884           432           319
                                                    ----------    ----------    ----------
                                                        46,452        35,105        29,735
                                                    ----------    ----------    ----------
EXPENSES:
  Property operating..............................       6,016         5,070         4,762
  Property taxes..................................       3,187         2,244         1,981
  Property management fees........................         126            51            46
  Depreciation and amortization...................       8,928         7,693         6,340
  Interest........................................      14,057        14,671        12,262
  General and administrative......................       3,923         3,228         3,620
  Other expenses, net.............................         687         1,533         1,247
                                                    ----------    ----------    ----------
                                                        36,924        34,490        30,258
                                                    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE, MINORITY
  INTEREST AND EXTRAORDINARY ITEM.................       9,528           615          (523)
  Income tax expense..............................         (19)         (122)          (87)
  Minority interest...............................        (153)          (44)           (5)
                                                    ----------    ----------    ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...........       9,356           449          (615)
  Extraordinary loss on early extinguishment of
    debt..........................................      (1,043)       --            --
                                                    ----------    ----------    ----------
NET INCOME (LOSS).................................  $    8,313    $      449    $     (615)
                                                    ----------    ----------    ----------
                                                    ----------    ----------    ----------
Basic earnings per share:
  Income before extraordinary item................  $     0.56    $   --        $   --
  Extraordinary item..............................  $    (0.06)   $   --        $   --
  Net income......................................  $     0.49    $   --        $   --
Diluted earnings per share:
  Income before extraordinary item................  $     0.55    $   --        $   --
  Extraordinary item..............................  $    (0.06)   $   --        $   --
  Net income......................................  $     0.49    $   --        $   --

          See accompanying notes to consolidated financial statements.

                      PAN PACIFIC RETAIL PROPERTIES, INC.

                   CONSOLIDATED STATEMENTS OF EQUITY (NOTE 1)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      RETAINED
                                                                   COMMON STOCK         ADDITIONAL    EARNINGS
                                                 OWNER'S     -------------------------   PAID-IN    (ACCUMULATED
                                                 EQUITY         SHARES       AMOUNT      CAPITAL      DEFICIT)      TOTAL
                                              -------------  ------------  -----------  ----------  ------------  ----------
Balance at December 31, 1994................   $    61,974        --        $  --       $   --       $   --       $   61,974
Net loss....................................          (615)       --           --           --           --             (615)
                                              -------------  ------------       -----   ----------  ------------  ----------
Balance at December 31, 1995................        61,359        --           --           --           --           61,359
Net income..................................           449        --           --           --           --              449
                                              -------------  ------------       -----   ----------  ------------  ----------
Balance at December 31, 1996................        61,808        --           --           --           --           61,808
Net proceeds from the initial public
  offering..................................       --           8,050,000          80      143,204       --          143,284
Capital contribution from PPD (note 1)......       (61,808)     8,764,012          88      252,109      (93,066)      97,323
Net income..................................       --             --           --           --            8,313        8,313
Cash dividends paid and declared............       --             --           --           --           (9,673)      (9,673)
                                              -------------  ------------       -----   ----------  ------------  ----------
Balance at December 31, 1997................   $   --          16,814,012   $     168   $  395,313   $  (94,426)  $  301,055
                                              -------------  ------------       -----   ----------  ------------  ----------
                                              -------------  ------------       -----   ----------  ------------  ----------

          See accompanying notes to consolidated financial statements.

                      PAN PACIFIC RETAIL PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                 (IN THOUSANDS)

                                                                                              FOR THE YEARS
                                                                                           ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................................  $   8,313  $     449  $    (615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization....................................................      8,928      7,693      6,340
  Amortization of prepaid financing costs..........................................        453        264        174
  Extraordinary loss on early extinguishment of debt...............................      1,043     --         --
  Loss (income) from unconsolidated partnerships...................................       (409)      (109)        32
  Gain on sale of real estate......................................................     --         --           (501)
  Minority interests...............................................................        153         44          5
  Changes in assets and liabilities:
    Decrease (increase) in restricted cash.........................................         36        629     (1,070)
    Decrease (increase) in accounts receivable.....................................       (552)       358       (293)
    Increase in accrued rent receivable............................................     (1,625)    (1,627)      (910)
    Increase in deferred lease commissions.........................................       (906)      (536)      (101)
    Decrease (increase) in prepaid expenses........................................       (823)      (575)        96
    Increase in other assets.......................................................     (1,424)      (129)      (244)
    Increase (decrease) in accounts payable........................................        904       (701)     2,476
    Increase in accrued expenses and other liabilities.............................      1,151        733         67
                                                                                     ---------  ---------  ---------
      Net cash provided by operating activities....................................     15,242      6,493      5,456
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of and additions to operating properties............................   (157,650)   (12,860)   (37,173)
  Additions to property under development..........................................     (3,245)    (6,634)    (5,033)
  Proceeds from sale of real estate................................................     --         --            979
  Increase (decrease) in construction accounts payable.............................        917       (579)      (925)
  Contributions to unconsolidated partnerships.....................................     (7,010)      (290)      (111)
  Increase in other assets.........................................................     --           (265)    --
  Acquisitions of and increases in notes receivable................................     (4,651)      (608)      (778)
  Collections of notes receivable..................................................      5,363      2,434        226
                                                                                     ---------  ---------  ---------
      Net cash used in investing activities........................................   (166,276)   (18,802)   (42,815)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit proceeds..........................................................     62,450     --         --
  Notes payable proceeds...........................................................     --         11,666     33,797
  Notes payable payments...........................................................   (123,539)   (10,053)    (2,960)
  Advances from (repayments to) related party......................................     65,210     15,270     (4,031)
  Prepaid financing costs..........................................................       (216)    (1,170)       (92)
  Acquisition of minority interest.................................................       (170)    --         --
  Contributions from minority interest.............................................     --            148     --
  Distributions to minority interest...............................................     --         --            (31)
  Payment of prepayment penalties..................................................     (1,035)    --         --
  Net proceeds from initial public offering........................................    143,284     --         --
  Refunds from (payments to) loan escrow...........................................        393       (895)    --
  Dividends paid...................................................................     (3,578)    --         --
                                                                                     ---------  ---------  ---------
      Net cash provided by financing activities....................................    142,799     14,966     26,683
                                                                                     ---------  ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........................................     (8,235)     2,657    (10,676)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................      8,235      5,578     16,254
                                                                                     ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................  $  --      $   8,235  $   5,578
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized of $229, $412 and $1,017, respectively)..................................................................  $  14,206  $  15,744  $  29,353
  Income taxes paid................................................................  $      19  $     222  $      87
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Transfer from property under development to operating properties.................  $   5,907  $   9,327  $   8,959
  Transfer from property under development to prepaid financing costs..............  $  --      $     116  $  --
  Transfer from property under development to deferred lease commissions...........  $     119  $     197  $  --
  Notes payable assumed upon acquisition of operating properties...................  $  37,421  $  --      $  --
  Wrap-around note receivable and note payable assumed.............................  $   1,519  $  --      $  --
  Transfer of notes receivable to operating properties through a deed in lieu of
    foreclosure....................................................................  $   1,283  $  --      $  --
  Additions to loan fees and accounts payable......................................  $  --      $     158  $  --
  Reclassification of advances from related party to shareholders' equity..........  $  97,323  $  --      $  --
  Dividends payable................................................................  $   6,095  $  --      $  --

          See accompanying notes to consolidated financial statements.

                      PAN PACIFIC RETAIL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

    Pan Pacific Realty Corporation was incorporated in the state of Maryland on April 16, 1997 (inception) and subsequently changed its name to Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the "Company"). The Company was formed to continue to operate and expand the shopping center business conducted by Pan Pacific Development (U.S.) Inc. ("PPD"), a wholly-owned subsidiary of Revenue Properties Company Limited ("Revenue Properties"), and its subsidiaries related to the ownership, leasing and management of its neighborhood and community shopping centers and a medical office building ("Pan Pacific Development Properties"). All of the accounts of PPD unrelated to these activities have been excluded from these consolidated financial statements. As of December 31, 1997, the Company owned a portfolio comprised of 33 properties located primarily in the western region of the United States. Commencing with its taxable year ended December 31, 1997, the Company believes it qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code.

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

    - PPD advanced cash of $26,486,000 to the Company (the "PPD Contribution").

    - The Company obtained a $150,000,000 unsecured credit facility (the "Unsecured Credit Facility") which has been and is expected to be used to finance additional shopping center acquisitions and for other corporate purposes.

    - A portion of the estimated net proceeds of the Offering and the PPD Contribution were used by the Company to repay indebtedness of the Company and to pay transaction costs, including fees and expenses associated with the Unsecured Credit Facility.

    The transfer of certain properties and the merger of certain PPD entities with and into the Company was accounted for as a combination of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets, liabilities and equity were carried over at their historical book values and their operations have been recorded on a combined historical basis. A deficit of $93,066,000 was accumulated by Pan Pacific Development Properties prior to the Formation Transactions. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred, as though the entities had been combined as of either the beginning of the period or inception. Accordingly, the results of operations for the year ended December 31, 1997 comprise those of the combined entities from August 13, 1997 through December 31, 1997. Prior to the combination, the Company had no significant operations; therefore, the combined operations for the periods prior to August 13, 1997 represent primarily the operations of Pan Pacific Development

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
Properties. The combination did not require any material adjustments to conform to accounting policies of the separate entities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Note 1). All material intercompany transactions and balances have been eliminated. At December 31, 1997, the Company consolidated Chino Town Square of which the Company's ownership interest is 91.5%. The Company has recorded a minority interest for the portion not owned by the Company. In August 1997, the Company acquired the remaining 10% minority interest in Tanasbourne Village.

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

(d) CAPITALIZATION OF COSTS

    The Company capitalizes direct carrying costs such as interest, property taxes and other related costs to property under development. The Company also capitalizes certain acquisition related costs to the carrying costs of the property acquired. These costs are being depreciated over the estimated useful lives of the properties. The capitalized costs associated with unsuccessful acquisitions are charged to expense when the acquisition is abandoned.

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

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) INCOME TAXES

    As of April 16, 1997, the Company elected to be taxed as a REIT pursuant to the Internal Revenue Code, as amended. In general, a corporation that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Company has qualified and intends for it to continue to qualify as a REIT in the future. As discussed more fully in Note 8, management also does not expect that the Company will pay income taxes on "built-in gains" on certain of its assets. Based on these considerations, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates in future years.

    Where required, deferred income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

(h) CREDIT RISK

    The Company predominantly operates in one industry segment, real estate ownership, management and development. No single tenant accounts for 10% or more of rental revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company's customer base, and their dispersion across many geographical areas. At December 31, 1997 and 1996, the Company had no significant concentration of credit risk.

(i) NET INCOME PER SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international earnings per share standards.

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    Basic EPS is computed by dividing earnings available to common stockholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing the amount of earnings for the period available to common stockholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

    The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation (all net income is available to common stockholders for the period presented):

                                                                               FOR THE YEAR
                                                                                   ENDED
                                                                             DECEMBER 31, 1997
                                                                             -----------------
Weighted average shares used for the basic EPS computation (deemed
  outstanding the entire year).............................................       16,814,012
Incremental shares from the assumed exercise of dilutive stock options.....           52,161
                                                                             -----------------
Weighted average shares used for the diluted EPS computation...............       16,866,173
                                                                             -----------------
                                                                             -----------------

    Earnings per share calculations for 1996 and 1995 are not applicable as there were no shares outstanding during these years.

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

(k) USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of revenue and expenses during the reporting period to prepare

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(l) RECLASSIFICATIONS

    Certain reclassifications of 1996 amounts have been made in order to conform to 1997 presentation.

3. PROPERTY UNDER DEVELOPMENT

    At December 31, 1996, property under development included the construction of Laguna Village Phase II, a shopping center located in Sacramento, California, of which $1,342,323 was land.

    Laguna Village Phase II was substantially completed and transferred from property under development to operating properties during the third quarter of 1997.

4. INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

    The accompanying consolidated financial statements include investments in two partnerships in which the Company does not own a controlling interest. The Company owns 50% general partner interests in Melrose Village Plaza and North Coast Health Center. These investments are reported using the equity method.

    Summarized combined financial information for the partnerships is presented below:

                                                             AS OF DECEMBER 31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
Properties................................................  $  19,364  $  19,706
Other assets..............................................        550        806
                                                            ---------  ---------
Total assets..............................................  $  19,914  $  20,512
                                                            ---------  ---------
                                                            ---------  ---------
Notes payable.............................................  $  --      $  15,100
Other liabilities.........................................         72        568
Equity....................................................     19,842      4,844
                                                            ---------  ---------
                                                            $  19,914  $  20,512
                                                            ---------  ---------
                                                            ---------  ---------

                                                            FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                      -------------------------------
                                                        1997       1996       1995
                                                      ---------  ---------  ---------
Revenue.............................................  $   4,046  $   4,064  $   3,726
Expenses............................................      3,228      3,846      3,790
                                                      ---------  ---------  ---------
Net income (loss)...................................  $     818  $     218  $     (64)
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

5. NOTES PAYABLE AND LINE OF CREDIT

                                                                                  DECEMBER 31,
                                                                             ----------------------
                                                                                1997        1996
                                                                             ----------  ----------
Notes payable consist of the following:

  Bank notes payable, secured by a mortgage and deeds of trust, bearing interest at 8.17% with monthly principal and interest payments of $404,
    due in January 2007....................................................  $   53,836  $   54,185

  Bank note payable, secured by a deed of trust, bearing interest at 8.00%
    with monthly principal and interest payments of $230, due in March
    2000...................................................................      27,726      28,250

  Bank note payable, secured by a deed of trust, bearing interest at 7.92%
    with monthly principal and interest payments of $210, due in October
    2005(a)................................................................      --          27,023

  Bank note payable, secured by a deed of trust, bearing interest at 7.63%
    with monthly principal and interest payments of $137, due in March
    2006(a)................................................................      --          18,186

  Bank note payable, secured by a deed of trust, bearing interest at 8.25%
    with monthly principal and interest payments of $102, due in October
    2005(a)................................................................      --          12,579

  Bank note payable, secured by a deed of trust, bearing interest at 7.75%
    with monthly principal and interest payments of $37, due in 2004.......       4,652       4,729

  Bank note payable, secured by a deed of trust, bearing interest at 7.88%
    with monthly principal and interest payments of $27, due in 1999(a)....      --           2,565

  Bank note payable, secured by a deed of trust, bearing interest at 8.52%
    with monthly principal and interest payments of $35, due in January
    2007...................................................................       4,472       4,499

  Bank note payable, secured by a deed of trust, bearing interest at LIBOR
    + 3.25% with fixed principal payments of $131 and accrued interest on
    outstanding balances payable monthly, due and paid in 1997(a)..........      --           1,313

  Bank notes payable, one note for $4,300, secured by a deed of trust, and one note for $4,746, secured by a construction deed of trust, bearing interest at LIBOR + 2.00% with interest only payments made monthly and
    quarterly, respectively, due in 1998(a)................................      --           9,046

  Bank notes payable, secured by deeds of trust, bearing interest at LIBOR
    + 1.50% with interest only payments made monthly, due and paid in 1997
    and 1998(a)............................................................      --          30,540

  Bank notes payable, secured by deeds of trust, bearing interest at 7.80%
    with monthly principal and interest payments of $107, due in December
    2005(b)................................................................      11,569      --

  Bank notes payable, secured by deeds of trust, bearing interest at 7.88%
    with monthly principal and interest payments of $56, due in February
    2018(b)................................................................       6,061      --
                                                                             ----------  ----------

                                                                             $  108,316  $  192,915
                                                                             ----------  ----------
                                                                             ----------  ----------

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

5. NOTES PAYABLE AND LINE OF CREDIT (CONTINUED)
    Principal payments under these notes payable are due as follows:

1998..............................................................  $   1,685
1999..............................................................      1,825
2000..............................................................     27,843
2001..............................................................      1,420
2002..............................................................      1,538
2003 and subsequent...............................................     74,005
                                                                    ---------
                                                                    $ 108,316
                                                                    ---------
                                                                    ---------

------------------------

(a) Note payable retired in connection with the Company's initial public offering (see Note 1).

(b) Note payable assumed upon acquisition of property.

    As part of the Formation Transactions, $134,217,000 of notes payable were repaid. In connection with the early pay off of these notes, an extraordinary loss of $1,043,000 was recorded which includes prepayment penalties, unamortized financing costs and loan premium.

    The Company also has a $150,000,000 Unsecured Credit Facility which bears interest, at the Company's option, at either LIBOR plus 1.50% or a reference rate and expires in August 2000. At December 31, 1997, the amount drawn on this line of credit was $62,450,000 and the interest rate was 7.68%. The credit facility requires a quarterly fee of .25% per annum on the unused amount of the available commitment if less than half of the commitment has been used. The quarterly unused fee decreases to .125% per annum once more than half of the commitment has been drawn.

6. FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate fair value of each class of financial instruments:

 i) Cash and cash equivalents, restricted cash, accounts receivable, a note receivable, accounts payable and accrued expenses and other liabilities

    The carrying amounts approximate fair values because of the short maturity of these instruments.

 ii) A note receivable and advances from related party

    It was not practicable to estimate the fair value of these instruments due to the uncertainty of the timing of repayment.

 iii) Notes receivable

    The fair value of the notes receivable approximates the carrying amount based on market rates for the same or other instruments with similar risk, security and remaining maturities.

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

6. FINANCIAL INSTRUMENTS (CONTINUED)
 iv) Notes and line of credit payable

    The fair value of notes payable and the line of credit payable is estimated based on the current rates offered for notes and lines of credit payable of similar risk and the same remaining maturities.

    The estimated fair value of the notes and line of credit payable at December 31, 1997 and 1996 are as follows:

        1997                    1996
--------------------    --------------------
CARRYING      FAIR      CARRYING      FAIR
 AMOUNT      VALUE       AMOUNT      VALUE
--------    --------    --------    --------
$170,766    $170,742    $192,915    $195,446

7. STOCK OPTION PLAN

    In August 1997, the Company established the 1997 Stock Option and Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The plan authorizes grants of options to purchase up to 1,620,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. At the time of the Offering, the Company issued to certain officers, directors and key employees, 900,000 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $19.50, equal to the stock's fair market value at the date of grant. The stock options have seven year terms and vest 33 1/3% per year over three years from the date of grant, except for the options granted to the independent directors which vested 33 1/3% immediately, with the remainder vesting ratably over two years.

    At December 31, 1997, there were 720,000 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997 was $2.64 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 6.75%, risk-free interest rate of 6.5%, expected volatility of 22.05%, and an expected life of 5 years.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                   1997
                                                         ------------------------
                                                         AS REPORTED   PRO FORMA
                                                         -----------  -----------
Net income.............................................   $   8,313    $   8,012
Diluted earnings per share.............................   $    0.49    $    0.48

    Pro forma net income reflects options granted since adoption of the Plan.

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

7. STOCK OPTION PLAN (CONTINUED)
    Stock option activity during the period is as follows:

                                                                   NUMBER OF   WEIGHTED-AVERAGE
                                                                    SHARES      EXERCISE PRICE
                                                                  -----------  -----------------
Balance at December 31, 1996....................................      --              --
  Granted.......................................................     900,000       $   19.50
  Exercised.....................................................      --              --
  Forfeited.....................................................      --              --
  Expired.......................................................      --              --
                                                                  -----------
Balance at December 31, 1997....................................     900,000
                                                                  -----------
                                                                  -----------

    At December 31, 1997, the exercise price and weighted-average remaining contractual life of outstanding options was $19.50 and 6.60 years, respectively. At December 31, 1997, 13,336 of the options were exercisable.

8. INCOME TAXES

    The Company's income tax expense consists of the following:

                                          FOR THE YEARS ENDED
                                             DECEMBER 31,
                                          -------------------
                                          1997   1996   1995
                                          -----  -----  -----
Current income taxes:
  Federal...............................  $--    $  49  $ 49
  State.................................     19     73    38
                                          -----  -----  -----
                                          $  19  $ 122  $ 87
                                          -----  -----  -----
                                          -----  -----  -----

    The differences between income tax expense computed using statutory income tax rates and the Company's effective income tax rate are as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          ---------------------------------------
                                             1997          1996          1995
                                          -----------   -----------   -----------
Federal income taxes....................  $     3,188   $       194   $      (188)
State income taxes, net of federal
  benefit...............................          572            34           (33)
Increase (decrease) in valuation
  allowance.............................       (2,519)         (228)          221
Dividends paid deduction................       (1,222)      --            --
Other...................................      --                122            87
                                          -----------         -----         -----
                                          $        19   $       122   $        87
                                          -----------         -----         -----
                                          -----------         -----         -----

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

8. INCOME TAXES (CONTINUED)
    At December 31, 1996, gross deferred tax assets were $31,279,000 and gross deferred tax liabilities were $8,490,000. Deferred tax assets at December 31, 1996 are primarily related to differences between financial and tax bases of properties ($6,363,000) and net operating losses carried forward ($24,916,000). Deferred tax liabilities at December 31, 1996 are primarily related to differences between financial and income tax reporting of depreciation ($6,433,000) and the recognition of rental revenue ($2,057,000).

    The Company has recorded a valuation allowance of $22,789,000 at December 31, 1996, which represents deferred tax assets which are not deemed more likely than not to be realized. During the year ended December 31, 1996, the Company recorded a decrease in the valuation allowance of $228,000.

    At December 31, 1997, the Company had unused net operating losses carried forward for federal income tax purposes of approximately $12,000,000. The Company went through a change in control for tax purposes during 1997 which significantly restricts the use of the Company's net operating losses carried forward in future years. The net operating losses carried forward expire at various times through 2010.

    As discussed in Note 2(g), the Company elected to be taxed as a REIT, effective April 16, 1997. Management believes that the Company qualified and will continue to qualify as a REIT and therefore does not expect the Company will be liable for income taxes on "built-in gains" on its assets at the federal level or in most states in future years. Accordingly, for the year ended December 31, 1997, no provision was recorded for federal or substantially all state income taxes.

    In connection with the Company's incorporation and the Offering, certain non-taxable mergers were consummated with PPD whereby several wholly owned subsidiaries of PPD merged with and into the Company. To the extent the excess fair value of the assets at the date of merger exceeded the aggregate adjusted tax bases of those assets, a net unrecognized built-in gain was created for income tax purposes.

    In connection with its election to be taxed as a REIT, the Company will also elect to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $50,000,000 at December 31, 1997. Management believes that the Company will not be required to make payments of income taxes on built-in gains during the ten-year period due to the availability of its net operating loss carryforward to offset built-in gains which might be recognized, the potential for the Company to make nontaxable dispositions, if necessary (e.g., like-kind exchanges of properties) and the intent and ability of the Company to defer asset dispositions to periods when related gains will not be subject to the built-in gains income taxes. However, it may be necessary to recognize a liability for such income taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

9. FUTURE LEASE REVENUE

    Total future minimum lease receipts under noncancellable operating tenant leases in effect at December 31, 1997 are as follows:

1998.................................................................  $  48,244
1999.................................................................     45,462
2000.................................................................     42,156
2001.................................................................     37,070
2002.................................................................     32,658
2003 and subsequent..................................................    201,491
                                                                       ---------
                                                                       $ 407,081
                                                                       ---------
                                                                       ---------

10. RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses are management fees totaling $481,000, $780,000 and $780,000 for the years ended December 31, 1997, 1996 and 1995, respectively, which are a reimbursement of costs incurred by Revenue Properties for managing the development of the properties, directing corporate strategy, and consulting on operations. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(b) The Company paid a consulting fee of $259,000, $420,000 and $360,000 for the years ended December 31, 1997, 1996 and 1995, respectively, to a sole proprietorship owned by a director of Revenue Properties. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(c) The Company incurred $529,000, $1,878,000 and $1,763,000 for the years ended December 31, 1997, 1996 and 1995, respectively, for loan guaranty fees charged by Revenue Properties. These fees are recorded as a component of other expenses, net. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(d) Pursuant to the Offering, the Company issued shares of common stock in lieu of repayment of net advances from Revenue Properties of $97,323,000 at August 13, 1997. Subsequent to this date, no advances were received from Revenue Properties. The Company received net advances from Revenue Properties of $15,270,000 for the year ended December 31, 1996.

(e) Dividends paid to PPD during 1997 were $1,837,000. At December 31, 1997, $3,130,000 of dividends were payable to PPD.

11. EMPLOYEE BENEFIT PLAN

    The Company implemented an employee benefit plan in March, 1997. All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan as defined by the Internal Revenue Code. The employee benefit plan allows eligible employees to defer up to 15 percent of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

11. EMPLOYEE BENEFIT PLAN (CONTINUED)
contributions. This cost is accrued as incurred. The Company's cost for the year ended December 31, 1997 was approximately $63,000.

12. COMMITMENTS AND CONTINGENCIES

(a) The Company leases certain real estate and office equipment under operating leases expiring at various dates through 2002. Rental expense was $636,958, $618,018 and 646,318 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum rentals under noncancellable leases in effect at December 31, 1997 were as follows:

1998................................................................  $     620
1999................................................................        568
2000................................................................        566
2001................................................................        565
2002................................................................        235
                                                                      ---------
                                                                      $   2,554
                                                                      ---------
                                                                      ---------

(b) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

13. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

    The accompanying unaudited pro forma information for the years ended December 31, 1997 and 1996 are presented as if the Formation Transactions (including the acquisition of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center, Green Valley Town & Country and secured notes receivable), the Offering described in Note 1 to the financial statements and the repayment of notes payable pursuant to the Offering had all occurred on January 1, 1996. Such pro forma information is based upon the historical financial statements of the Company and should be read in connection with the financial statements and the notes thereto.

    This unaudited pro forma condensed information does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                      PRO FORMA CONDENSED INCOME STATEMENT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 1997  DECEMBER 31, 1996
                                                         -----------------  -----------------
                                                            (UNAUDITED)        (UNAUDITED)
Total revenue..........................................      $  50,358          $  45,559
Net income.............................................      $  17,537          $  16,361
Basic and diluted earnings per share...................      $    1.04          $    0.97(a)

------------------------

(a) assuming 16,814,012 shares outstanding

                      PAN PACIFIC RETAIL PROPERTIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following summarizes the condensed quarterly financial information for the Company:

                                                                  QUARTERS ENDED 1997
                                                    ------------------------------------------------
                                                                  SEPTEMBER
                                                    DECEMBER 31      30        JUNE 30    MARCH 31
                                                    -----------  -----------  ---------  -----------
Revenue...........................................   $  14,516    $  12,105   $  10,599   $   9,232
Expenses..........................................       9,366        8,876       9,805       9,049
                                                    -----------  -----------  ---------  -----------
Income before extraordinary item..................       5,150        3,229         794         183
Extraordinary loss on early extinguishment of
  debt............................................      --            1,043      --          --
                                                    -----------  -----------  ---------  -----------
Net income........................................   $   5,150    $   2,186   $     794   $     183
                                                    -----------  -----------  ---------  -----------
                                                    -----------  -----------  ---------  -----------
Basic earnings per share:
  Income before extraordinary item................   $    0.31    $    0.19   $    0.05   $    0.01
  Net income......................................   $    0.31    $    0.13   $    0.05   $    0.01

                                                                  QUARTERS ENDED 1996
                                                    ------------------------------------------------
                                                                  SEPTEMBER
                                                    DECEMBER 31      30        JUNE 30    MARCH 31
                                                    -----------  -----------  ---------  -----------
Revenue...........................................   $   9,682    $   8,725   $   8,567   $   8,131
Expenses..........................................       9,404        8,440       8,233       8,579
                                                    -----------  -----------  ---------  -----------
Net income (loss).................................   $     278    $     285   $     334   $    (448)
                                                    -----------  -----------  ---------  -----------
                                                    -----------  -----------  ---------  -----------

15. SUBSEQUENT EVENTS

(a) On January 15, 1998, the Company commenced foreclosure proceedings related to a non-performing note receivable with a book value of approximately $610,000. Management expects resolution to this matter in May, 1998.

(b) On January 20, 1998, the Company purchased Bear Creek Plaza, a shopping center located in Medford, Oregon. The purchase price was $13,100,000. The purchase was financed primarily by a draw under the Company's line of credit.

(c) On January 21, 1998, the Company purchased San Dimas Marketplace, a shopping center located in San Dimas, California. The purchase price was $22,800,000. The purchase was financed primarily by a draw under the Company's line of credit.

(d) On February 18, 1998, the Company purchased a four-property portfolio, including Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza, all located in the state of Oregon. The purchase prices of Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza were $12,735,000, $7,455,000, $6,185,000 and $3,975,000, respectively.
    This four property portfolio was financed primarily by a draw under the Company's line of credit.

(e) During the period January 1, 1998 through March 17, 1998, the Company borrowed an additional $69,100,000 under the line of credit to acquire the properties noted above.

(f) On March 17, 1998, the Company's Board of Directors declared a dividend of $0.38 per share for the first quarter 1998 to be paid on April 17, 1998 to shareholders of record on March 31, 1998.

                      PAN PACIFIC RETAIL PROPERTIES, INC.
              SCHEDULE III PROPERTIES AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                                 COSTS CAPITALIZED
                                                               INITIAL COSTS                       SUBSEQUENT TO
                                                         --------------------------                 ACQUISITION
                                                                       BUILDINGS     -----------------------------------------
                                                                          AND                            CARRYING
DESCRIPTION                               ENCUMBRANCES     LAND     IMPROVEMENTS(2)   IMPROVEMENTS(2)      COSTS       LAND
----------------------------------------  -------------  ---------  ---------------  -----------------  -----------  ---------
PROPERTIES:
Arlington Courtyard, Riverside, CA......    $  --        $     401     $     753         $      89       $  --       $     401
Brookvale Center, Fremont, CA...........       --            9,492         3,164            --              --           9,492
Canyon Ridge Plaza, Kent, WA............       --            2,457        --                 6,705           1,275       2,641
Cheyenne Commons, Las Vegas, NV.........       --            8,540        26,810             1,175          --           8,540
Chico Crossroads, Chico, CA.............       --            3,600        17,063            --              --           3,600
Chino Town Square, Chino, CA............       27,726        8,801        10,297            25,547          --          21,320
Claremont Village, Everett, WA..........       --            2,320         6,987            --              --           2,320
Country Club Center, Rio Rancho, NM.....        3,278          566         2,514                38          --             566
Fairmont Shopping Center, Fairmont,
  CA....................................       --            3,420         8,003            --              --           3,420
Foothill Center, Rialto, CA.............       --              314         1,078            --              --             314
Green Valley Town & Country, Henderson,
  NV....................................       --            4,096        12,333            --              --           4,096
Laguna Village, Sacramento, CA..........       --            3,226        --                14,214           1,644       3,448
Lakewood Shopping Center, Lakewood,
  CA....................................       --            2,363         7,125            --              --           2,363
Laurentian Center, Ontario, CA..........        4,652        2,767         6,445               650          --           2,767
Maysville Marketsquare, Maysville, KY...        5,364        3,454         2,001             3,771              79       3,299
Monterey Plaza, San Jose, CA............       --            7,688        18,761            --              --           7,688
Ocoee Plaza, Ocoee, FL..................       --              651         2,911               278          --             651
Olympia Square, Olympia, WA.............       14,105        3,737        11,580             1,237          --           3,737
Olympia West Center, Olympia, WA........        6,061        2,735         8,295            --              --           2,735
Palmdale Center, Palmdale, CA...........       --            1,150         3,454            --              --           1,150


                                                         TOTAL COSTS
                                          -----------------------------------------
                                            BUILDINGS                  ACCUMULATED    DATE OF
                                               AND          TOTAL     DEPRECIATION   ACQUIS.(A)
DESCRIPTION                               IMPROVEMENTS    (1)(2)(3)      (2)(3)      CONSTR.(C)
----------------------------------------  -------------  -----------  -------------  ----------
PROPERTIES:
Arlington Courtyard, Riverside, CA......    $     842     $   1,243     $     167        1994(A)
Brookvale Center, Fremont, CA...........        3,164        12,656        --            1997(A)
Canyon Ridge Plaza, Kent, WA............        7,796        10,437           554        1992(A)
                                                                                         1995(C)
Cheyenne Commons, Las Vegas, NV.........       27,985        36,525         2,042        1995(A)
Chico Crossroads, Chico, CA.............       17,063        20,663           362        1997(A)
Chino Town Square, Chino, CA............       23,325        44,645         1,315        1992(A)
Claremont Village, Everett, WA..........        6,987         9,307            29        1997(A)
Country Club Center, Rio Rancho, NM.....        2,552         3,118           729        1992(A)
Fairmont Shopping Center, Fairmont,
  CA....................................        8,003        11,423           136        1997(A)
Foothill Center, Rialto, CA.............        1,078         1,392            21        1997(A)
Green Valley Town & Country, Henderson,
  NV....................................       12,333        16,429           117        1997(A)
Laguna Village, Sacramento, CA..........       15,636        19,084           507        1992(A)
                                                                                      1996/97(C)
Lakewood Shopping Center, Lakewood,
  CA....................................        7,125         9,488            96        1997(A)
Laurentian Center, Ontario, CA..........        7,095         9,862           799     1994/96(A)
Maysville Marketsquare, Maysville, KY...        6,006         9,305           906        1992(A)
                                                                                         1993(C)
Monterey Plaza, San Jose, CA............       18,761        26,449           315        1997(A)
Ocoee Plaza, Ocoee, FL..................        3,189         3,840           447        1992(A)
Olympia Square, Olympia, WA.............       12,817        16,554         2,818        1992(A)
Olympia West Center, Olympia, WA........        8,295        11,030            35        1997(A)
Palmdale Center, Palmdale, CA...........        3,454         4,604        --            1997(A)

                                                                     (continued)

                      PAN PACIFIC RETAIL PROPERTIES, INC.
        SCHEDULE III PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                                 COSTS CAPITALIZED
                                                               INITIAL COSTS                       SUBSEQUENT TO
                                                         --------------------------                 ACQUISITION
                                                                       BUILDINGS     -----------------------------------------
                                                                          AND                            CARRYING
DESCRIPTION                               ENCUMBRANCES     LAND     IMPROVEMENTS(2)   IMPROVEMENTS(2)      COSTS       LAND
----------------------------------------  -------------  ---------  ---------------  -----------------  -----------  ---------
PROPERTIES:
Rainbow Promenade, Las Vegas, NV........       --            9,390        21,774            --              --           9,390
Rosewood Village, Santa Rosa, CA........        4,472        2,180         4,958               167          --           2,180
Sahara Pavilion North, Las Vegas, NV....       31,089       11,920        28,554               549          --          11,920
Sahara Pavilion South, Las Vegas, NV....       --            4,833        12,988             1,116          --           4,833
Sports Unlimited, Memphis, TN...........       --            1,204         3,780               322          --           1,204
Sunset Square, Bellingham, WA...........       --            6,100        18,647               393          --           6,100
Tacoma Central, Tacoma, WA..............       11,569        5,314        16,288            --              --           5,314
Tanasbourne Village, Ontario, CA........       --            5,573        13,861             1,574          --           5,573
Tustin Heights, Tustin, CA..............       --            3,675        10,776            --              --           3,675
Vineyard Village East, Ontario, CA......       --              649         2,716               135          --             649
Winterwood Pavilion, Las Vegas, NV......       --            4,573        13,015               512          --           4,573
                                          -------------  ---------  ---------------        -------      -----------  ---------
                                            $ 108,316    $ 127,189     $ 296,931         $  58,472       $   2,998   $ 139,959
                                          -------------  ---------  ---------------        -------      -----------  ---------
                                          -------------  ---------  ---------------        -------      -----------  ---------


                                                         TOTAL COSTS
                                          -----------------------------------------
                                            BUILDINGS                  ACCUMULATED    DATE OF
                                               AND          TOTAL     DEPRECIATION   ACQUIS.(A)
DESCRIPTION                               IMPROVEMENTS    (1)(2)(3)      (2)(3)      CONSTR.(C)
----------------------------------------  -------------  -----------  -------------  ----------
PROPERTIES:
Rainbow Promenade, Las Vegas, NV........       21,774        31,164           162        1997(A)
Rosewood Village, Santa Rosa, CA........        5,125         7,305         1,002        1992(A)
Sahara Pavilion North, Las Vegas, NV....       29,103        41,023         4,367        1992(A)
Sahara Pavilion South, Las Vegas, NV....       14,104        18,937         2,373        1992(A)
Sports Unlimited, Memphis, TN...........        4,102         5,306           883        1992(A)
Sunset Square, Bellingham, WA...........       19,040        25,140         4,048        1992(A)
Tacoma Central, Tacoma, WA..............       16,288        21,602            68        1997(A)
Tanasbourne Village, Ontario, CA........       15,435        21,008         2,692        1992(A)
Tustin Heights, Tustin, CA..............       10,776        14,451        --            1997(A)
Vineyard Village East, Ontario, CA......        2,851         3,500           309        1994(A)
Winterwood Pavilion, Las Vegas, NV......       13,527        18,100         2,777        1992(A)
                                          -------------  -----------  -------------
                                            $ 345,631     $ 485,590     $  30,076
                                          -------------  -----------  -------------
                                          -------------  -----------  -------------

                                                                     (continued)

                      PAN PACIFIC RETAIL PROPERTIES, INC.
        SCHEDULE III PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

NOTES:

(1) The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $507,923 as of December 31, 1997.

(2) Net of write offs of fully depreciated assets.

(3) The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 1995 through December 31, 1997:

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
COST                                                                              1997        1996        1995
-----------------------------------------------------------------------------  ----------  ----------  ----------
Balance, beginning of period.................................................  $  290,874  $  273,677  $  232,176
Additions during period (acquisition, improvements, etc.)....................     199,251      18,682      41,995
Interest capitalized.........................................................         229         412       1,017
Deductions during period (write off of tenant improvements and cost of real
  estate sold)...............................................................      (4,764)     (1,897)     (1,511)
                                                                               ----------  ----------  ----------
Balance, close of period.....................................................  $  485,590  $  290,874  $  273,677
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
ACCUMULATED DEPRECIATION AND AMORTIZATION
Balance, beginning of period.................................................  $   26,857  $   22,254  $   17,622
Additions during period (depreciation and amortization expense)..............       7,983       6,500       5,665
Deductions during period (write off of accumulated depreciation of tenant
  improvements and real estate sold).........................................      (4,764)     (1,897)     (1,033)
                                                                               ----------  ----------  ----------
Balance, close of period.....................................................  $   30,076  $   26,857  $   22,254
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------