Form 10-Q
period 1998-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 1998-05-15
CIK 1040454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                QUARTERLY REPORT
                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1998   Commission File Number 001-13243


                             ----------------------

                       PAN PACIFIC RETAIL PROPERTIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Maryland                                         33-0752457
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)


       1631-B South Melrose Drive
           Vista, California                                   92083
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (760) 727-1002


                        -------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        As of May 11, 1998, 16,814,012 shares of the registrant's Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             MARCH 31,          DECEMBER 31,
                                                               1998                 1997
                                                           -----------          ------------
                                                           (UNAUDITED)
ASSETS:
Operating properties, at cost:
   Land                                                    $ 154,079             $ 139,959
   Buildings and improvements (including related party
     development and acquisition fees of $1,235)             384,637               313,483
   Tenant improvements                                        30,610                32,148
                                                           ---------             ---------
                                                             569,326               485,590
  Less accumulated depreciation and amortization             (32,895)              (30,076)
                                                           ---------             ---------
                                                             536,431               455,514

Investments in unconsolidated partnerships                     9,939                 9,921

Restricted cash                                                1,191                   661

Accounts receivable (net of allowance for doubtful
  accounts of $118 and $125, respectively)                     2,251                 1,626

Accrued rent receivable (net of allowance for doubtful
  accounts of $892 and $847, respectively)                     8,030                 7,620

Notes receivable                                               2,949                 2,981

Deferred lease commissions (including unamortized related
  party amounts of $2,297 and $2,236, respectively, and
  net of accumulated amortization of $2,008 and $2,023,
  respectively)                                                 2,701                2,683

Prepaid expenses                                                3,917                3,860

Other assets                                                    3,236                2,354
                                                            ---------             --------
                                                            $ 570,645             $487,220
                                                            =========             ========
LIABILITIES AND EQUITY:
Notes payable                                               $ 107,884             $108,316

Line of credit payable                                        146,050               62,450

Accounts payable (including related party amounts
  of $705 and $11, respectively)                                3,037                2,183

Accrued expenses and other liabilities (including
  related party amounts of $3,919 and $3,822,
  respectively)                                                 5,717                5,600

Dividends payable                                               6,389                6,095
                                                            ---------             --------
                                                              269,077              184,644

Minority interest                                               1,530                1,521
                                                            ---------             --------

Shareholders' equity:
  Common stock par value $.01 per share, 100,000,000
    authorized shares, 16,814,012 shares issued and
    outstanding                                                  168                   168
  Paid in capital in excess of par value                     395,313               395,313
  Accumulated deficit                                        (95,443)              (94,426)
                                                           ---------              --------
                                                             300,038               301,055
                                                           ---------              --------
                                                           $ 570,645              $487,220
                                                           =========              ========

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                       1998               1997
                                                     --------           --------
                                                             (unaudited)
REVENUE:
  Base rent                                          $ 13,706           $  7,229
  Percentage rent                                          14                 68
  Recoveries from tenants                               2,929              1,689
  Income from unconsolidated
    partnerships                                           16                 55
  Other                                                    46                191
                                                     --------           --------

                                                       17,401              9,232
                                                     --------           --------

EXPENSES:
  Property operating                                    2,137              1,254
  Property taxe                                         1,248                689
  Property management fees                                 15
  Depreciation and amortization                         3,302              1,827
  Interest                                              4,400              3,836
  General and administrative                               90                918
  Other expenses, net                                     450
                                                     --------           --------

                                                       12,020              8,989
                                                     --------           --------

INCOME BEFORE INCOME TAX
  EXPENSE AND MINORITY INTEREST                         5,381                243
  Income tax expense                                      (29)
  Minority interest                                       (31)
                                                     --------           --------

NET INCOME                                           $  5,372           $    183
                                                     ========           ========

Basic and diluted earnings per share                 $   0.32           $   --

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            For the Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               1998             1997
                                                            ---------         --------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  5,372         $    183
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                              3,302            1,827
     Amortization of prepaid financing costs                      188               87
     Income from unconsolidated partnerships                     (160)             (55)
     Minority interest                                              9               31
     Changes in assets and liabilities:
       Increase in restricted cash                               (530)            (423)
       Decrease (increase) in accounts receivable                (625)             101
       Increase in accrued rent receivable                       (410)            (147)
       Increase in deferred lease commissions                    (186)            (264)
       Decrease (increase) in prepaid expenses                     18              (74)
       Increase in other assets                                  (965)            (105)
       Increase (decrease) in accounts payable                    854             (533)
       Increase in accrued expenses and other liabi               819              347
                                                             --------         --------

          Net cash provided by operating activities             7,686              975
                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of and additions to operating prope           (83,993)         (21,154)
   Additions to property under development                       --               (307)
   Decrease in construction accounts payable                     (702)            --
   Contributions to unconsolidated partnerships                  --               (456)
   Distributions from unconsolidated partnerships                 142             --
   Increase in notes receivable                                    (3)            --
   Collections of notes receivable                                 35            1,086
                                                             --------         --------

          Net cash used in investing activities               (84,521)         (20,831)
                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit proceeds                                     83,600             --
   Notes payable payments                                        (432)          (1,789)
   Advances from related party                                   --             16,129
   Prepaid financing costs                                        263)            --
   Contributions from minority interest                          --                  2
   Refunds from loan escrow                                        25              393
   Dividends paid                                              (6,095)            --
                                                             --------         --------

          Net cash provided by financing activities            76,835           14,735
                                                             --------         --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                    --             (5,121)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                      --              8,235
                                                             --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   --           $  3,114
                                                             ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest (net of amounts capitalized
     of $16 and $58, respectively)                           $  3,905         $  3,463
   Income taxes paid                                         $      7         $      2

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           As of March 31, 1998 (unaudited) and December 31, 1997, and for the three months ended March 31, 1998 and 1997 (unaudited)
                       (Tabular amounts are in thousands)


1.  MANAGEMENT STATEMENT AND GENERAL

    The financial statements of Pan Pacific Retail Properties, Inc. (the "Company") were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited financial statements of the Company for the year ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.  LINE OF CREDIT

    The Company increased its $150,000,000 unsecured credit facility to $200,000,000 in March 1998. The unsecured credit facility bears interest at the Company's option at either LIBOR plus 1.375% or a reference rate and expires in August 2000. At March 31, 1998, the amount drawn on this line of credit was $146,050,000 and the interest rate was 7.07%. The net proceeds drawn in the three-month period ended March 31, 1998 of $83,600,000 were used to acquire seven properties for an aggregate amount of approximately $81,900,000. The credit facility requires a quarterly fee of .25% per annum on the unused amount of the available commitment if less than half of the commitment has been used. The quarterly unused fee decreases to .125% per annum once more than half of the commitment has been drawn.

3.  STOCK OPTION AND INCENTIVE PLAN

    In 1997, the Company established the 1997 Stock Option and Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options or awards to purchase up to 1,620,000 shares of common stock to officers, directors and key employees. At the time of the Company's initial public offering, the Company issued 900,000 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $19.50, equal to the stock's fair market value at the date of grant. On March 17, 1998, the Company granted an additional 277,500 common stock options with an exercise price of $22.188, equal to the stock's fair market value at the date of grant. The stock options have seven year terms and will vest 331/3% per year over three years from the date of grant, except the independent directors who received non-qualified options that vested 331/3% immediately, with the remainder vesting ratably over two years. An additional 447,500 shares of common stock remain reserved for issuance under the Plan. No other options or awards have been granted. During the three month period ended March 31, 1998, 5,000 options were forfeited. As such, at March 31, 1998, there were 1,172,500 common stock options outstanding, 10,000 of which were exercisable and none had expired.

4.  RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses are management fees totaling $195,000 for the three months ended March 31, 1997, which are a reimbursement by Pan Pacific Development Properties of costs incurred by Revenue Properties Company Limited ("Revenue"), a related party, for managing the development of the properties, directing corporate strategy, and consulting on operations. Effective August 13, 1997, at the closing of the Company's initial public offering, these fees are no longer being incurred by the Company.

(b) Pan Pacific Development Properties paid a consulting fee of $105,000 for the three months ended March 31, 1997, to a sole proprietorship owned by a director of Revenue. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(c) Pan Pacific Development Properties incurred $215,000 for the three months ended March 31, 1997, for loan guaranty fees charged by Revenue. These fees are recorded as a component of other expenses, net. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(d) The Company received net advances from Revenue of $16,129,000 for the three months ended March 31, 1997.

(e) Dividends paid to Pan Pacific Development (U.S.) Inc. ("PPD"), a wholly-owned subsidiary of Revenue, were $3,130,000 during the three months ended March 31, 1998. At March 31, 1998, $3,281,000 of dividends were payable to PPD. There were no dividends paid or payable to PPD during the three-month period ended March 31, 1997.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) As of
                March 31, 1998 (unaudited) and December 31, 1997,
       and for the three months ended March 31, 1998 and 1997 (unaudited)
                       (Tabular amounts are in thousands)

5.  COMMITMENTS AND CONTINGENCIES

    Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

6.  SUBSEQUENT EVENTS

(a) On April 7, 1998, the Company purchased a single tenant building leased to 24 Hour Fitness located in Hillsboro, Oregon. The purchase price was $2,275,000 and was financed primarily by a draw under the Company's line of credit.

(b) On April 16, 1998, the Company purchased Panther Lake Shopping Center, a shopping center located in Kent, Washington. The purchase price was $7,800,000 and was financed primarily by a draw under the Company's line of credit.

(c) On April 17, 1998, the Company purchased Creekside Center, a shopping center located in Hayward, California. The purchase price was $6,000,000 and was financed primarily by a draw under the Company's line of credit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in connection with the consolidated financial statements of Pan Pacific Retail Properties, Inc. and subsidiaries (the "Company"), and the notes thereto, appearing elsewhere in this report.

         The Company receives income primarily from rental revenue (including recoveries from tenants) from shopping center properties. As a result of the Company's acquisition and development program, the financial data show increases in total revenue from period to period, largely attributable to: (i) property acquisitions; and (ii) the benefit of a full period of rental and other revenue from a property placed into operation in the third quarter of 1997.

         The Company believes that overhead costs will decrease as a percentage of revenue as the Company achieves economies of scale through increases in its portfolio's revenue base. For example, during the three months ended March 31, 1998, the Company owned properties comprising a weighted average GLA of 5,072,457 square feet. Total expenses, excluding interest, depreciation and amortization for the three months ended March 31, 1998 were $4,311,000 or an annualized $3.40 per square foot. By comparison, during the three months ended March 31, 1997, the Company owned properties comprising a weighted average GLA of 2,977,552 square feet. Total expenses, excluding interest, depreciation and amortization, for the three months ended March 31, 1997 were $3,326,000 or an annualized $4.47 per square foot.

         The Company expects that the more significant part of its revenue growth in the next year or two will come from additional acquisitions and rent increases from re-leasing and re-tenanting initiatives.

RESULTS OF OPERATIONS

         Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997.

         Total revenue increased by $8,169,000 or 88.5% to $17,401,000 for the three months ended March 31, 1998 as compared to $9,232,000 for the three months ended March 31, 1997.

         Rental revenue increased by $6,551,000 or 89.8% to $13,848,000 from $7,297,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The increase in rental revenue resulted principally from the acquisitions of Chico Crossroads in February 1997, Monterey Plaza in April 1997, Fairmont Shopping Center in May 1997, Lakewood Shopping Center in June 1997, Green Valley Town & Country in August 1997, Rainbow Promenade in September 1997, Claremont Village, Olympia West Center and Tacoma Central in November 1997, Tustin Heights Shopping Center, Palmdale Shopping Center and Brookvale Shopping Center in December 1997, Bear Creek Plaza and San Dimas Marketplace in January 1998, Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998 and Manteca Marketplace in March 1998 (collectively the "Acquisitions"). In addition, the commencement of operations of Laguna Village Phase II in the third quarter of 1997 added to this increase. Rental revenue also increased as a result of increased occupancy levels primarily at Canyon Ridge Plaza, Chino Town Square, Sunset Square, Country Club Center and Laurentian Center.

         Recoveries from tenants increased by $1,240,000 or 73.4% to $2,929,000 for the three months ended March 31, 1998, compared to $1,689,000, for the three months ended March 31, 1997. This increase resulted primarily from the Acquisitions. Recoveries from tenants were 86.1% of property operating expenses, property taxes and management fees for the three months ended March 31, 1998 as compared to 86.3% of the same expenses for the comparable period in 1997. Management believes that the slight decrease in the recovery rate is due to timing of the actualization of operating expense recoveries from newly acquired properties.

         Property expenses include property operating expenses, property taxes and property management fees. Property operating expenses increased by $883,000 or 70.4% to $2,137,000 from $1,254,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The increase in property operating expenses was primarily attributable to the Acquisitions and Laguna Village Phase II. Property taxes increased by $559,000 or 81.1% to $1,248,000 from $689,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The increase in property taxes was primarily the result of the Acquisitions and Laguna Village Phase II.

         Depreciation and amortization increased by $1,475,000 or 80.7% to $3,302,000 from $1,827,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This was primarily due to the Acquisitions and the Laguna Village Phase II.

         Interest expense increased by $564,000 or 14.7% to $4,400,000 from $3,836,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, primarily as a result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance the Acquisitions offset by a decrease in interest expense related to the repayment of debt of approximately $134,000,000 in August 1997 in connection with the Company's initial public offering.

         General and administrative expenses decreased by $17,000 or 1.9% to $901,000 from $918,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This decrease was primarily attributable to the elimination of managment fees paid to Revenue Properties Company Limited ("Revenue") effective with the completion of the Company's initial public offering partially offset by annual salary increases and costs associated with additional staffing necessitated by the Acquisitions. As a percentage of total revenue, general and administrative expenses were 5.2% and 9.9% for the three months ended March 31, 1998 and 1997, respectively.

         Other expenses, net, consist primarily of loan guaranty fees and the expensing of due diligence costs for acquisitions that will not be consummated. Other expenses decreased by $442,000 or 98.2% to $8,000 from $450,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The decrease was primarily due to loan guaranty fees paid to Revenue which are no longer being charged as the debt which was guaranteed was paid off in August 1997 in connection with the Company's initial public offering. The comparable period in 1997 also included $175,000 of due diligence costs for acquisitions that were not completed. This decrease was partially offset by the expensing of due diligence costs related to potential acquisitions which were not consummated in the current period.

         The following table compares the operating data for the properties ("Same Store Properties") that were owned and in operation for the entirety of both the three months ended March 31, 1998 and 1997:

                                                  1998             1997
                                              -----------       ----------
Revenue:
  Rental                                      $7,197,000        $6,905,000
  Recoveries from tenants                      1,654,000         1,577,000
  Income from unconsolidated
    partnerships                                 160,000            55,000
  Other                                          159,000           157,000
                                              ----------        ----------
                                              $9,170,000        $8,694,000
Operating expenses:
  Property operating, property taxes and
    property management fees                   1,782,000         1,786,000
                                              ----------        ----------
Operating income                              $7,388,000        $6,908,000
                                              ==========        ==========

         Operating income for the Same Store Properties for the three months ended March 31, 1998, increased over the same period in the prior year by $480,000 or 6.9%. This increase was attributable to increased rental revenue due to increased occupancy levels primarily at Canyon Ridge Plaza, Chino Town Square, Sunset Square, Country Club Center and Laurentian Center. In addition, percentage rent increased at Cheyenne Commons, Rosewood Village, Tanasbourne Village and Winterwood Pavilion.

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

         The following table presents the Company's actual Funds from Operations for the three months ended March 31, 1998 and pro forma Funds from Operations for the three months ended March 31, 1997, respectively. The pro forma information for the three months ended March 31, 1997 assumes the initial public offering and related formation transactions and the repayment of notes payable with the net proceeds of the initial public offering all had occurred on January 1, 1997:

                                              MARCH 31, 1998       MARCH 31, 1997
                                              --------------       --------------
                                                  ACTUAL              PRO FORMA
Net income                                     $  5,372,000         $  3,856,000
Add:
        Depreciation and amortization             3,302,000            2,168,000
        Depreciation of unconsolidated
           partnerships                              51,000               47,000
        Depreciation of non-real estate
           corporate assets                         (58,000)             (46,000)
                                               ------------         ------------
Funds from Operations                          $  8,667,000         $  6,025,000
                                               ============         ============
Weighted average number of shares
    of common stock outstanding
    (assuming dilution)                          16,918,039                   --
Number of shares of common stock
    assumed to be outstanding                           --            16,814,012


CASH FLOWS

         Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997.

         Net cash provided by operating activities increased by $6,711,000 to $7,686,000 for the three months ended March 31, 1998, as compared to $975,000 for the three months ended March 31, 1997. The increase was primarily the result of an increase in net income.

         Net cash used in investing activities increased by $63,690,000 to $84,521,000 for the three months ended March 31, 1998, compared to $20,831,000 for the three months ended March 31, 1997. The increase was primarily the result of additions to properties acquired in the quarter. In the comparable period in 1997, the use of cash for investing activities was primarily for the purpose of acquiring Chico Crossroads.

         Net cash provided by financing activities increased by $62,100,000 to $76,835,000 for the three months ended March 31, 1998, compared to $14,735,000 for the three months ended March 31, 1997. The increase resulted primarily from amounts drawn on the Company's Unsecured Credit Facility. The increase was partially offset by the payment in January 1998 of the fourth quarter 1997 dividend. In the comparable period in 1997, the source of cash from financing activities was an increase in advances from a related party primarily for the purpose of acquiring Chico Crossroads.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes the initial public offering and the related formation transactions that were completed in August 1997 improved its financial position through changes to its capital structure, principally the substantial reduction in its overall debt and its debt-to-equity ratio. In connection with the formation transactions, the Company repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding secured debt after the formation transactions and the acquisition of Green Valley Town & Country was reduced by approximately $146,000,000. This resulted in a significant reduction in interest expense as a percentage of total revenue, 25.3% for the three months ended March 31, 1998 as compared to 41.6% for the three months ended March 31, 1997. Thus, cash from operations required to fund debt service requirements was substantially decreased.

         The total market capitalization of the Company at March 31, 1998 was approximately $621,741,000 based on the market closing price at March 31, 1998 of $21.875 per share and the debt outstanding of approximately $253,934,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 40.8% at March 31, 1998. The Company believes that its capital structure combined with its Unsecured Credit Facility enhances the Company's ability to take advantage of acquisition opportunities as well as to provide funds for general corporate purposes.

         In March 1998, the Company obtained an increase to its Unsecured Credit Facility from $150,000,000 to $200,000,000 and a reduction in the borrowing rate thereunder to LIBOR plus 1.375% (which rate is reduced to 1.25% for as long as the Company's debt-to-book value ratio is .30 or below). The Company had approximately $54,000,000 available under the Unsecured Credit Facility at March 31, 1998. At the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.375% or a reference rate. The weighted average interest rate for amounts borrowed under the Unsecured Credit Facility at March 31, 1998 was 7.07%. The Company anticipates that the Unsecured Credit Facility will continue to be used primarily to acquire additional properties and for general corporate purposes.

         The Company's mortgage indebtedness outstanding at March 31, 1998 requires balloon payments of $172,488,000 in 2000, $4,004,000 in 2004,
$7,395,000 in 2005, $52,748,000 in 2007 and $2,697,000 in 2008 and subsequent years. The balloon payment due in the year 2000 includes the balance drawn on the Unsecured Credit Facility at March 31, 1998 of $146,050,000. It is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. The Unsecured Credit Facility, which matures in 2000, is renewable.

         The Company expects to make distributions from cash available for distributions which the Company believes will exceed historical cash available for distributions due to the reduction in debt service resulting from the repayment of indebtedness described above. Amounts accumulated for distribution will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on the Unsecured Credit Facility, if any. On October 6, 1997, the Board of Directors of the Company declared the first dividend of $0.2128 per share paid on October 31, 1997 to shareholders of record on October 22, 1997. The dividend was for the prorated period from August 8, 1997 to September 30, 1997. On December 5, 1997, the Board of Directors of the Company declared a dividend of $0.3625 per share for the fourth quarter 1997 which was paid on January 19, 1998 to shareholders of record on December 29, 1997. On March 17, 1998, the Board of Directors declared an increased dividend of $0.38 per share for the first quarter 1998 which was paid on April 17, 1998 to shareholders of record on March 31, 1998.

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

         The Unsecured Credit Facility bears interest at a variable rate which will be influenced by changes in short-term interest rates and will be sensitive to inflation.

IMPACT OF ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT ADOPTED BY THE COMPANY

         On March 19, 1998, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11 states that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. EITF 97-11 is to be implemented on a prospective basis effective on the date the consensus was reached.

         The Company anticipates that the adoption of EITF 97-11 will not have a material effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be materially different from those presently included in its financial statements.

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

         4.1   Form of Certificate of Common Stock (previously filed as Exhibit
               4.1 to the Company's Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

        10.1 The 1997 Stock Option and Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

        10.2 Form of Officers and Directors Indemnification Agreement (previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

        10.3   Form of Employment Agreement between the Company and Mr. Stuart
               A. Tanz (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

        10.4 Form of Employment Agreement between the Company and Mr. David L. Adlard (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

        10.5   Form of Employment Agreement between the Company and Mr. Jeffrey
               S. Stauffer (previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

        10.6   Form of Miscellaneous Rights Agreement (previously filed as
               Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

        10.7   Form of Non-Competition Agreement (previously filed as Exhibit
               10.7 to the Company's Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

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

        10.10 Purchase and Sale Agreement for Rainbow Promenade (previously filed as Exhibit 10.9 to the Company's filing of Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

        10.11 Purchase and Sale Agreement for Claremont Village Shopping Center (previously filed as Exhibit 10.9 to the Company's filing of Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

        10.12 Purchase and Sale Agreement for Olympia West Plaza Shopping Center (previously filed as Exhibit 10.10 to the Company's filing of Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

        10.13 Purchase and Sale Agreement for Tacoma Central Shopping Center (previously filed as Exhibit 10.11 to the Company's filing of Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

        10.14 Modification Agreement to the Credit Agreement with Bank of America NT & SA (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No. 333-50125) and incorporated herein by reference)

        27 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)


        (b) Reports on Form 8-K.

        1. A Form 8-K/A was filed on January 26, 1998 for the purpose of providing financial statements and pro forma financial information pertaining to the acquisition of three shopping centers which was reported on Form 8-K on November 26, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 1998.

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