Form 10-Q/A
period 1998-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 1998-05-18
CIK 1040454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q/A

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

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                       1998               1997
                                                     --------           --------
                                                             (unaudited)
REVENUE:
  Base rent                                          $ 13,706           $  7,229
  Percentage rent                                         142                 68
  Recoveries from tenants                               2,929              1,689
  Income from unconsolidated
    partnerships                                          160                 55
  Other                                                   464                191
                                                     --------           --------

                                                       17,401              9,232
                                                     --------           --------

EXPENSES:
  Property operating                                    2,137              1,254
  Property taxes                                        1,248                689
  Property management fees                                 17                 15
  Depreciation and amortization                         3,302              1,827
  Interest                                              4,400              3,836
  General and administrative                              901                918
  Other expenses, net                                      15                450
                                                     --------           --------

                                                       12,020              8,989
                                                     --------           --------

INCOME BEFORE INCOME TAX
  EXPENSE AND MINORITY INTEREST                         5,381                243
  Income tax expense                                      --                 (29)
  Minority interest                                        (9)               (31)
                                                     --------           --------

NET INCOME                                           $  5,372           $    183
                                                     ========           ========

Basic and diluted earnings per share                 $   0.32           $   --

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            For the Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               1998             1997
                                                            ---------         --------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  5,372         $    183
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                              3,302            1,827
     Amortization of prepaid financing costs                      188               87
     Income from unconsolidated partnerships                     (160)             (55)
     Minority interest                                              9               31
     Changes in assets and liabilities:
       Increase in restricted cash                               (530)            (423)
       Decrease (increase) in accounts receivable                (625)             101
       Increase in accrued rent receivable                       (410)            (147)
       Increase in deferred lease commissions                    (186)            (264)
       Decrease (increase) in prepaid expenses                     18              (74)
       Increase in other assets                                  (965)            (105)
       Increase (decrease) in accounts payable                    854             (533)
       Increase in accrued expenses and other liabilities         819              347
                                                             --------         --------

          Net cash provided by operating activities             7,686              975
                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of and additions to operating properties      (83,993)         (21,154)
   Additions to property under development                       --               (307)
   Decrease in construction accounts payable                     (702)            --
   Contributions to unconsolidated partnerships                  --               (456)
   Distributions from unconsolidated partnerships                 142             --
   Increase in notes receivable                                    (3)            --
   Collections of notes receivable                                 35            1,086
                                                             --------         --------

          Net cash used in investing activities               (84,521)         (20,831)
                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit proceeds                                     83,600             --
   Notes payable payments                                        (432)          (1,789)
   Advances from related party                                   --             16,129
   Prepaid financing costs                                       (263)            --
   Contributions from minority interest                          --                  2
   Refunds from loan escrow                                        25              393
   Dividends paid                                              (6,095)            --
                                                             --------         --------

          Net cash provided by financing activities            76,835           14,735
                                                             --------         --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                    --             (5,121)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                      --              8,235
                                                             --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   --           $  3,114
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

         General and administrative expenses decreased by $17,000 or 1.9% to $901,000 from $918,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This decrease was primarily attributable to the elimination of management fees paid to Revenue Properties Company Limited ("Revenue") effective with the completion of the Company's initial public offering partially offset by annual salary increases and costs associated with additional staffing necessitated by the Acquisitions. As a percentage of total revenue, general and administrative expenses were 5.2% and 9.9% for the three months ended March 31, 1998 and 1997, respectively.

         Other expenses, net, consist primarily of loan guaranty fees and the expensing of due diligence costs for acquisitions that will not be consummated. Other expenses decreased by $435,000 or 96.7% to $15,000 from $450,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The decrease was primarily due to loan guaranty fees paid to Revenue which are no longer being charged as the debt which was guaranteed was paid off in August 1997 in connection with the Company's initial public offering. The comparable period in 1997 also included $175,000 of due diligence costs for acquisitions that were not completed. This decrease was partially offset by the expensing of due diligence costs related to potential acquisitions which were not consummated in the current period.

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

         The total market capitalization of the Company at March 31, 1998 was approximately $621,741,000 based on the market closing price at March 31, 1998 of $21.875 per share and the debt outstanding of approximately $253,934,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 40.8% at March 31, 1998. On May 12, 1998 the Company priced its secondary equity offering of 2,000,000 shares of common stock to the public and 2,000,000 shares of common stock in a private placement to the Company's major shareholder, both of which are scheduled to close on or about May 18, 1998. Assuming the completion of the transactions, the market capitalization of the Company is expected to be 29.8%. The Company believes that its capital structure combined with its Unsecured Credit Facility enhances the Company's ability to take advantage of acquisition opportunities as well as to provide funds for general corporate purposes.

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