Form 10-Q
period 1998-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 1998-08-13
CIK 1040454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                                QUARTERLY REPORT
                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998    Commission File Number 001-13243

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


                            ------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 13, 1998, 21,162,012 shares of the registrant's Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                     JUNE 30,          DECEMBER 31,
                                                                                      1998                1997
                                                                                    ---------           ---------
                                                                                   (UNAUDITED)
ASSETS:
Operating properties, at cost:
  Land                                                                              $ 165,511           $ 139,959
  Buildings and improvements (including related party
     development and acquisition fees of $1,235)                                      419,995             313,483
  Tenant improvements                                                                  30,600              32,148
                                                                                    ---------           ---------
                                                                                      616,106             485,590
  Less accumulated depreciation and amortization                                      (35,781)            (30,076)
                                                                                    ---------           ---------
                                                                                      580,325             455,514

Investments in unconsolidated partnerships                                              9,895               9,921

Cash and cash equivalents                                                                 828                  --

Restricted cash                                                                           340                 661

Accounts receivable (net of allowance for doubtful accounts
  of $84 and $125, respectively)                                                        1,990               1,626

Accrued rent receivable (net of allowance for doubtful accounts
  of $944 and $847, respectively)                                                       8,499               7,620

Notes receivable (net of allowance for doubtful accounts of
  $225 at June 30, 1998)                                                                2,096               2,981

Deferred lease commissions (including unamortized related party amounts of $2,246 and $2,236, respectively, and net of accumulated
  amortization of $2,042 and $2,023, respectively)                                      2,856               2,683

Prepaid expenses                                                                        4,159               3,860

Other assets                                                                            1,112               2,354
                                                                                    ---------           ---------
                                                                                    $ 612,100           $ 487,220
                                                                                    =========           =========
LIABILITIES AND EQUITY:
Notes payable                                                                       $ 111,246           $ 108,316

Line of credit payable                                                                 99,418              62,450

Accounts payable (including related party amounts of $42 and $11,
 respectively)                                                                          2,687               2,183

Accrued expenses and other liabilities (including related party amounts
  of $475 and $692, respectively)                                                       5,156               5,600

Dividends payable (including related party amounts of $4,107
  and $3,130, respectively)                                                             8,042               6,095
                                                                                    ---------           ---------
                                                                                      226,549             184,644

Minority interest                                                                       1,540               1,521
                                                                                    ---------           ---------

Shareholders' equity:
  Common stock par value $.01 per share, 100,000,000 authorized shares,
    21,162,012 and 16,814,012 shares issued and outstanding at June 30,
    1998 and December 31, 1997, respectively                                              212                 168
  Paid in capital in excess of par value                                              481,182             395,313
  Accumulated deficit                                                                 (97,383)            (94,426)
                                                                                    ---------           ---------
                                                                                      384,011             301,055
                                                                                    ---------           ---------
                                                                                    $ 612,100           $ 487,220
                                                                                    =========           =========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                              For the Three Months Ended     For the Six Months Ended
                                                       June 30,                      June 30,
                                               -----------------------       ----------------------
                                                1998            1997           1998          1997
                                               --------       --------       --------      --------
                                                    (unaudited)                   (unaudited)

REVENUE:
  Base rent                                    $ 15,204       $  8,324       $ 28,910      $ 15,553
  Percentage rent                                   165             62            307           130
  Recoveries from tenants                         3,283          1,847          6,212         3,536
  Income from unconsolidated partnerships           190             61            350           116
  Other                                             355            305            819           496
                                               --------       --------       --------      --------

                                                 19,197         10,599         36,598        19,831
                                               --------       --------       --------      --------


EXPENSES:
  Property operating                              2,199          1,474          4,336         2,728
  Property taxes                                  1,358            787          2,606         1,476
  Property management fees                           30             53             47            68
  Depreciation and amortization                   3,651          2,102          6,953         3,929
  Interest                                        4,668          4,149          9,068         7,985
  General and administrative                        986            962          1,887         1,880
  Other expenses, net                               193            216            208           666
                                               --------       --------       --------      --------

                                                 13,085          9,743         25,105        18,732
                                               --------       --------       --------      --------


INCOME BEFORE
  INCOME TAX EXPENSE
  AND MINORITY INTEREST                           6,112            856         11,493         1,099

  Income tax expense                                 --            (36)            --           (65)
  Minority interest                                 (10)           (26)           (19)          (57)
                                               --------       --------       --------      --------
NET INCOME                                     $  6,102       $    794       $ 11,474      $    977
                                               ========       ========       ========      ========


  Basic and diluted earnings per share         $   0.32       $     --       $   0.64      $     --



          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                               For the Six Months Ended
                                                                       June 30,
                                                               -------------------------
                                                                 1998             1997
                                                               ---------       ---------
                                                                      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  11,474       $     977
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                 6,953           3,929
     Amortization of prepaid financing costs                         357             177
     Income from unconsolidated partnerships                        (350)           (116)
     Minority interest                                                19              57
     Changes in assets and liabilities:
       Decrease (increase) in restricted cash                        321            (742)
       Increase in accounts receivable                              (364)           (412)
       Increase in accrued rent receivable                          (879)           (311)
       Decrease in notes receivable                                  225              --
       Increase in deferred lease commissions                       (583)           (255)
       Decrease (increase) in prepaid expenses                      (157)            170
       Increase in other assets                                     (371)           (907)
       Increase in accounts payable                                  504             879
       Increase in accrued expenses and other liabilities            258             919
                                                               ---------       ---------

          Net cash provided by operating activities               17,407           4,365
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of and additions to operating properties        (125,416)        (51,169)
   Additions to property under development                            --          (1,807)
   Increase (decrease) in construction accounts payable             (702)              8
   Contributions to unconsolidated partnerships                       --            (352)
   Distributions from unconsolidated partnerships                    376              --
   Increase in notes receivable                                       --          (4,651)
   Collections of notes receivable                                    59           2,369
                                                               ---------       ---------

          Net cash used in investing activities                 (125,683)        (55,602)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit proceeds                                        36,968              --
   Notes payable proceeds                                             --           9,600
   Notes payable payments                                           (837)         (2,351)
   Advances from related party                                        --          38,571
   Prepaid financing costs                                          (499)             21
   Refunds from loan escrow                                           43             393
   Issuance of common stock                                       85,913              --
   Dividends paid                                                (12,484)             --
                                                               ---------       ---------

          Net cash provided by financing activities              109,104          46,234
                                                               ---------       ---------

NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                        828          (5,003)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                           --           8,235
                                                               ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     828       $   3,232
                                                               =========       =========


                                                                     (Continued)

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)



                                                                     For the Six Months Ended
                                                                              June 30,
                                                                     ------------------------
                                                                        1998          1997
                                                                     ----------     ---------
                                                                            (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest (net of amounts capitalized of
     $49 and $128, respectively)                                       $ 8,886      $ 7,536
   Income taxes paid                                                   $     7      $    13

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
   Note payable assumed upon acquisition                               $ 3,767      $19,042
   Note receivable/wrap note payable assumed                           $    --      $ 1,519
   Foreclosure of a property securing a note receivable                $   601      $    --
   Transfer of acquisition deposits from other assets to property      $ 1,465      $    --


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           As of June 30, 1998 (unaudited) and December 31, 1997, and for the six months ended June 30, 1998 and 1997 (unaudited)


1.    MANAGEMENT STATEMENT AND GENERAL

      The consolidated financial statements of Pan Pacific Retail Properties, Inc. (the "Company") were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited financial statements of the Company for the year ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.    LINE OF CREDIT

      The Company increased its $150,000,000 unsecured credit facility to $200,000,000 in March 1998. The unsecured credit facility bears interest at the Company's option at either LIBOR plus 1.375% or a reference rate and expires in August 2000. At June 30, 1998, the amount drawn on this line of credit was $99,418,000 and the interest rate was 7.06%. The net proceeds drawn in the six-month period ended June 30, 1998 were $36,968,000. These net proceeds, after the effect of a paydown of approximately $82,200,000 in connection with the Company's secondary offering (Note 4), were used to acquire thirteen properties for an aggregate amount of approximately $127,600,000.

3.    STOCK OPTION AND INCENTIVE PLAN

      In 1997, the Company established the 1997 Stock Option and Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options or awards to purchase up to 1,620,000 shares of common stock to officers, directors and key employees. At the time of the Company's initial public offering, the Company issued 900,000 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $19.50, equal to the stock's fair market value at the date of grant. On March 17, 1998, the Company granted an additional 277,500 common stock options with an exercise price of $22.188, equal to the stock's fair market value at the date of grant. The stock options have seven year terms and will vest 33-1/3% per year over three years from the date of grant, except the independent directors who received non-qualified options that vested 33-1/3% immediately, with the remainder vesting ratably over two years. An additional 447,500 shares of common stock remain reserved for issuance under the Plan. No other options or awards have been granted. During the six-month period ended June 30, 1998, 5,000 options were forfeited. As such, at June 30, 1998, there were 1,172,500 common stock options outstanding, 10,000 of which were exercisable and none had expired.

      The following is a reconciliation of the denominator for the basic earnings per share ("EPS") computation to the denominator of the diluted EPS computation (all net income is available to common stockholders for the period presented):


                                                     FOR THE THREE   FOR THE SIX
                                                     MONTHS ENDED    MONTHS ENDED
                                                     JUNE 30, 1998   JUNE 30, 1998
                                                     -------------   -------------
Weighted average shares used for the basic EPS
   computation .................................       18,824,561      17,824,841
Incremental shares from the assumed exercise of
   dilutive stock options ......................           65,766          85,084
                                                       ----------      ----------
Weighted average shares used for the diluted EPS
   computation .................................       18,890,327      17,909,925
                                                       ==========      ==========


                      PAN PACIFIC RETAIL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           As of June 30, 1998 (unaudited) and December 31, 1997, and for the six months ended June 30, 1998 and 1997 (unaudited)


4.    SECONDARY OFFERING OF COMMON STOCK

      On May 18, 1998 the Company completed a secondary offering of 4,348,000 shares of common stock at $21.125 per share (including 348,000 shares issued as a result of the partial exercise of the overallotment option by the underwriters on June 11, 1998). The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $85,913,000.

5.    RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses are management fees totaling $390,000 for the six months ended June 30, 1997, which are a reimbursement by Pan Pacific Development Properties of costs incurred by Revenue Properties Company Limited ("Revenue"), a related party, for managing the development of the properties, directing corporate strategy, and consulting on operations. Effective August 13, 1997, at the closing of the Company's initial public offering, these fees are no longer being incurred by the Company.

(b) Pan Pacific Development Properties paid a consulting fee of $210,000 for the six months ended June 30, 1997, to a sole proprietorship owned by a director of Revenue. Effective August 13, 1997, at the closing of the Company's initial public offering, these fees are no longer being incurred by the Company.

(c) Pan Pacific Development Properties incurred $431,000 for the six months ended June 30, 1997, for loan guaranty fees charged by Revenue. These fees are recorded as a component of other expenses, net. Effective August 13, 1997, at the closing of the Company's initial public offering, these fees are no longer being incurred by the Company.

(d) The Company received net advances from Revenue of $38,571,000 for the six months ended June 30, 1997.

(e) Dividends paid to Pan Pacific Development (U.S.) Inc. ("PPD"), a wholly-owned subsidiary of Revenue, were $6,411,000 during the six months ended June 30, 1998. At June 30, 1998, $4,107,000 of dividends were payable to PPD. There were no dividends paid or payable to PPD during the six-month period ended June 30, 1997.

6.    COMMITMENTS AND CONTINGENCIES

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

         The Company receives income primarily from rental revenue (including recoveries from tenants) from shopping center properties. As a result of the Company's acquisition and development program, the financial data show increases in total revenue from period to period, largely attributable to: (i) property acquisitions and (ii) the benefit of a full period of rental and other revenue from a property placed into operation in the third quarter of 1997.

         The Company believes that overhead costs will decrease as a percentage of revenue as the Company achieves economies of scale through increases in its portfolio's revenue base. For example, during the six months ended June 30, 1998, the Company owned properties comprising a weighted average gross leasable area ("GLA") of 5,247,426 square feet. Total expenses, excluding interest, depreciation and amortization for the six months ended June 30, 1998 were $9,084,000 or an annualized $3.46 per square foot. By comparison, during the six months ended June 30, 1997, the Company owned properties comprising a weighted average GLA of 3,390,863 square feet. Total expenses, excluding interest, depreciation and amortization for the six months ended June 30, 1997 were $6,818,000 or an annualized $4.02 per square foot.

         The Company expects that the more significant part of its revenue growth in the next year or two will come from additional acquisitions and rent increases from re-leasing and re-tenanting initiatives.

RESULTS OF OPERATIONS

         Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997.

         Total revenue increased by $16,767,000 or 84.5% to $36,598,000 for the six months ended June 30, 1998 as compared to $19,831,000 for the six months ended June 30, 1997.

         Rental revenue increased by $13,534,000 or 86.3% to $29,217,000 from $15,683,000 for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The increase in rental revenue resulted principally from the acquisitions of Chico Crossroads in February 1997, Monterey Plaza in April 1997, Fairmont Shopping Center in May 1997, Lakewood Shopping Center in June 1997, Green Valley Town & Country in August 1997, Rainbow Promenade in September 1997, Claremont Village, Olympia West Center and Tacoma Central in November 1997, Tustin Heights Shopping Center, Palmdale Shopping Center and Brookvale Shopping Center in December 1997, Bear Creek Plaza and San Dimas Marketplace in January 1998, Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998, Manteca Marketplace in March 1998, a 24 Hour Fitness Building, Panther Lake Shopping Center and Creekside Center in April 1998, Westwood Village Shopping Center and Fashion Faire Place in May 1998, and Pacific Commons Shopping Center in June 1998 (collectively the "Acquisitions"). In addition, the commencement of operations of Laguna Village Phase II in the third quarter of 1997 added to this increase.

         Recoveries from tenants increased by $2,676,000 or 75.7% to $6,212,000 for the six months ended June 30, 1998, compared to $3,536,000 for the six months ended June 30, 1997. This increase resulted primarily from the Acquisitions and Laguna Village Phase II. Recoveries from tenants were 88.9% of property operating expenses, property taxes and property management fees for the six months ended June 30, 1998 as compared to 82.8% of the same expenses for the same period in 1997.

         Property expenses include property operating expenses, property taxes and property management fees. Property operating expenses increased by $1,608,000 or 58.9% to $4,336,000 from $2,728,000 for the six months ended June
30, 1998, compared to the six months ended June 30, 1997. The increase in property operating expenses was primarily attributable to the Acquisitions and Laguna Village Phase II. Property taxes increased by $1,130,000 or 76.6% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The increase in property taxes was also primarily the result of the Acquisitions and Laguna Village Phase II.

         Depreciation and amortization increased by $3,024,000 or 77.0% to $6,953,000 from $3,929,000 for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. This was primarily due to the Acquisitions and Laguna Village Phase II.

         Interest expense increased by $1,083,000 or 13.6% to $9,068,000 from $7,985,000 for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The increase is primarily the result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance the Acquisitions, interest expense related to the assumption of fixed rate mortgages on Tacoma Central and Olympia West in the fourth quarter of 1997 as well as interest expense on the fixed rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998. These increases were offset by decreases in interest expense related to the repayment of debt of approximately $134,000,000 in August 1997 in connection with the Company's initial public offering and approximately $82,000,000 in May 1998 in connection with the Company's secondary offering.

         General and administrative expenses increased by $7,000 or less than 1% to $1,887,000 from $1,880,000 for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. This increase was primarily attributable to annual salary increases and costs associated with additional staffing necessitated by the Acquisitions, partially offset by the elimination of management fees paid to Revenue Properties Company Limited ("Revenue") effective with the completion of the Company's initial public offering. As a percentage of total revenue, general and administrative expenses were 5.2% and 9.5% for the six months ended June 30, 1998 and 1997, respectively.

         Other expenses, net, consist primarily of loan guaranty fees and the expensing of due diligence costs for acquisitions that will not be consummated. Other expenses decreased by $458,000 or 68.8% to $208,000 from $666,000 for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The decrease was primarily due to loan guaranty fees paid to Revenue which are no longer being charged as the debt which was guaranteed was paid off in August 1997 in connection with the Company's initial public offering. The comparable period in 1997 also included $194,000 of due diligence costs for acquisitions that were not completed. This decrease was partially offset by a reserve taken on a corporate note receivable and the expensing of due diligence costs related to potential acquisitions which were not consummated in the current period.

 The following table compares the operating data for the 19 properties ("Same Store Properties") that were owned and in operation for the entirety of both the six months ended June 30, 1998 and June 30, 1997:


                                                       1998              1997
                                                   -----------       -----------
Revenue:
      Rental                                       $14,280,000       $13,884,000
      Recoveries from tenants                        3,330,000         3,188,000
      Income from unconsolidated
         partnerships                                  451,000           458,000
      Other                                            604,000           452,000
                                                   -----------       -----------
                                                   $18,665,000       $17,982,000
Operating expenses:
      Property operating, property taxes
         and property management fees                3,820,000         3,753,000
                                                   -----------       -----------

Operating income                                   $14,845,000       $14,229,000
                                                   ===========       ===========


         Operating income for the Same Store Properties for the six months ended June 30, 1998 increased over the same period in the prior year by $616,000. This increase was attributable to increased rental revenue due to increased occupancy levels primarily at Sunset Square, Sahara Pavilion South and Winterwood Pavilion, increases in rent for anchor tenants at Chino Town Square and Winterwood Pavilion and an increase in percentage rent at Cheyenne Commons. In addition, other revenue increased due to the effects of 1996 common area maintenance ("CAM") income accruals that were reversed in 1997 at Chino Town Square, the reversal in 1998 of a prior year bad debt reserve at Sahara Pavilion South and 1997 CAM recoveries recorded in 1998 at Country Club Center. Property operating expenses for these Same Store Properties remained relatively stable with an increase of only $67,000 for the six months ended June 30, 1998, over the same period in the prior year.

         Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997.

         Total revenue increased by $8,598,000 or 81.1% to $19,197,000 for the three months ended June 30, 1998 as compared to $10,599,000 for the three months ended June 30, 1997.

         Rental revenue increased by $6,983,000 or 83.3% to $15,369,000 from $8,386,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The increase in rental revenue resulted principally from the Acquisitions exclusive of Chico Crossroads previously noted in the six month comparative results. In addition, the commencement of operations of Laguna Village Phase II in the third quarter of 1997 added to this increase.

         Recoveries from tenants increased by $1,436,000 or 77.7% to $3,283,000 for the three months ended June 30, 1998, compared to $1,847,000 for the three months ended June 30, 1997. This increase resulted primarily from the Acquisitions, exclusive of Chico Crossroads, and Laguna Village Phase II. Recoveries from tenants were 91.5% of property operating expenses, property taxes and management fees for the three months ended June 30, 1998, as compared to 79.8% of the same expenses for the comparable period in 1997.

         Property expenses include property operating expenses, property taxes and property management fees. Property operating expenses increased by $725,000 or 49.2% to $2,199,000 from $1,474,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The increase in property operating expenses was primarily attributable to the Acquisitions, exclusive of Chico Crossroads, and Laguna Village Phase II. Property taxes increased by $571,000 or 72.6% to $1,358,000 from $787,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The increase in property taxes was also primarily the result of the Acquisitions, exclusive of Chico Crossroads, and Laguna Village Phase II.

         Depreciation and amortization increased by $1,549,000 or 73.7% to $3,651,000 from $2,102,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. This was primarily due to the Acquisitions, exclusive of Chico Crossroads, and Laguna Village Phase II.

         Interest expense increased by $519,000 or 12.5% to $4,668,000 from $4,149,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The increase is primarily the result of interest expense relating to amounts drawn on the Company's Unsecured Credit Facility to finance the Acquisitions, interest expense related to the assumption of fixed rate mortgages on Tacoma Central and Olympia West in the fourth quarter of 1997 as well as interest expense on the fixed rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998. These increases were offset by decreases in interest expense related to the repayment of debt of approximately $134,000,000 in August 1997 in connection with the Company's initial public offering and approximately $82,000,000 in May 1998 in connection with the Company's secondary offering.

         General and administrative expenses increased by $24,000 or 2.5% to $986,000 from $962,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. This increase was primarily attributable to annual salary increases and costs associated with additional staffing necessitated by the Acquisitions, partially offset by the elimination of management fees paid to Revenue effective with the completion of the Company's initial public offering. As a percentage of total revenue, general and administrative expenses were 5.1% and 9.1% for the three months ended June 30, 1998 and 1997, respectively.

         Other expenses, net, consist primarily of loan guaranty fees and the expensing of due diligence costs for acquisitions that will not be consummated. Other expenses decreased by $23,000 or 10.6% to $193,000 from $216,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The decrease was primarily due to loan guaranty fees paid to Revenue which are no longer being charged as the debt which was guaranteed was paid off in August 1997 in connection with the Company's initial public offering. This decrease was partially offset by a reserve taken on a corporate note receivable and the expensing of due diligence costs related to potential acquisitions which were not consummated in the current period.

         The following table compares the operating data for the 21 properties ("Same Store Properties") that were owned and in operation for the entirety of both the three months ended June 30, 1998 and 1997:

                                                        1998             1997
                                                     ----------       ----------
Revenue:
      Rental                                         $7,668,000       $7,524,000
      Recoveries from tenants                         1,764,000        1,714,000
      Income from unconsolidated
         partnerships                                   240,000          237,000
      Other                                             293,000          295,000
                                                     ----------       ----------
                                                     $9,965,000       $9,770,000
Operating expenses:
      Property operating, property taxes
         and property management fees                 2,011,000        2,111,000
                                                     ----------       ----------

Operating income                                     $7,954,000       $7,659,000
                                                     ==========       ==========


         Operating income for the Same Store Properties for the three months ended June 30, 1998 increased over the same periods in the prior year by $295,000. This increase was attributable to increased rental revenue due to increased occupancy levels primarily at Sahara Pavilion North, Sahara Pavilion South and Winterwood Pavilion, increases in base rent for anchor tenants at Chino Town Square and Winterwood Pavilion and increases in base rents at Cheyenne Commons. Also, percentage rent increased at Cheyenne Commons and Chico Crossroads. Property operating expenses for these Same Store Properties decreased by $100,000 primarily due to a bad debt reserve in 1997 at Sunset Square.

FUNDS FROM OPERATIONS

         The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper. The Company's computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity or profitability, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

         The following table presents the Company's actual Funds from Operations for the three and six months ended June 30, 1998 and pro forma Funds from Operations for the three and six months ended June 30, 1997. The pro forma information for the three and six months ended June 30, 1997 assumes the initial public offering and related formation transactions and the repayment of notes payable with the net proceeds of the initial public offering all had occurred on January 1, 1997:



                                                   THREE MONTHS                       SIX MONTHS
                                                   ENDED JUNE 30,                    ENDED JUNE 30,
                                           -----------------------------     -----------------------------
                                               1998             1997             1998             1997
                                              ACTUAL          PRO FORMA         ACTUAL         PRO FORMA
                                           ------------     ------------     ------------     ------------
Net income                                   $6,102,000       $3,833,000      $11,474,000      $ 7,690,000
Add:
        Depreciation and amortization         3,651,000        2,444,000        6,953,000        4,612,000
        Depreciation of unconsolidated
           partnerships                          51,000           56,000          104,000          103,000
        Depreciation of non-real estate
           corporate assets                     (47,000)         (57,000)        (105,000)        (103,000)
                                             ----------       ----------      -----------      -----------
Funds from Operations                        $9,757,000       $6,276,000      $18,426,000      $12,302,000
                                             ==========       ==========      ===========      ===========
Weighted average number of shares
    of common stock outstanding
    (assuming dilution)                      18,890,327               --       17,909,925               --
Number of shares of common stock
    assumed to be outstanding                        --       16,814,012               --       16,814,012



CASH FLOWS

         Comparison of the Six Months Ended June 30, 1998 to the Six Months Ended June 30, 1997.

         Net cash provided by operating activities increased by $13,042,000 to $17,407,000 for the six months ended June 30, 1998, as compared to $4,365,000 for the six months ended June 30, 1997. The increase was primarily the result of an increase in net income.

         Net cash used in investing activities increased by $70,081,000 to $125,683,000 for the six months ended June 30, 1998, compared to $55,602,000 for the six months ended June 30, 1997. The increase was primarily the result of the acquisition of additional properties in the period. In the comparable period in 1997, the use of cash for investing activities was also primarily for the purpose of acquisitions.

         Net cash provided by financing activities increased by $62,870,000 to $109,104,000 for the six months ended June 30, 1998, compared to $46,234,000 for the six months ended June 30, 1997. The increase resulted primarily from the issuance of capital stock through the Company's secondary offering which closed in May 1998 and amounts drawn on the Company's Unsecured Credit Facility. The increase was partially offset by the payments of dividends for the fourth quarter of 1997 and the first quarter of 1998. In the comparable period in 1997, cash from financing activities was derived from an increase in advances from a related party primarily for the purpose of acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes the initial public offering and the related formation transactions that were completed in August 1997 and the secondary offering which was completed in May 1998 improved its financial position through changes to its capital structure, which principally included a substantial reduction of its overall debt and its debt-to-equity ratio. In connection with the formation transactions, the Company repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding secured debt after the formation transactions and the acquisition of Green Valley Town & Country was reduced by approximately $146,000,000. In connection with the secondary offering, the Unsecured Credit Facility was paid down by approximately $82,000,000. These transactions resulted in a significant reduction in interest expense as a percentage of total revenue, 24.8% for the six months ended June 30, 1998 as compared to 40.3% for the six months ended June 30, 1997. Thus, cash from operations required to fund debt service requirements was substantially decreased.

         The total market capitalization of the Company at June 30, 1998 was approximately $620,678,000 based on the market closing price at June 30, 1998 of $19.375 per share and the debt outstanding of approximately $210,664,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 33.9% at June 30, 1998. On May 18, 1998 the Company closed its secondary equity offering of 4,348,000 shares of common stock which includes the partial exercise of the underwriters' overallotment option. The Company believes that its capital structure combined with its Unsecured Credit Facility enhances the Company's ability to take advantage of acquisition opportunities as well as to provide funds for general corporate purposes.

         In March 1998, the Company obtained an increase to its Unsecured Credit Facility from $150,000,000 to $200,000,000 and a reduction in the borrowing rate thereunder to LIBOR plus 1.375% (which rate is reduced to 1.25% for as long as the Company's debt-to-book value ratio is .30 or below). The Company had approximately $101,000,000 available under the Unsecured Credit Facility at June 30, 1998. At the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.375% or a reference rate. The weighted average interest rate for amounts borrowed under the Unsecured Credit Facility at June 30, 1998 was 7.06%. The Company anticipates that the Unsecured Credit Facility will continue to be used primarily to acquire additional properties and for general corporate purposes.

         The Company's mortgage indebtedness outstanding at June 30, 1998 requires balloon payments of $129,477,000 in 2000, $4,004,000 in 2004,
$7,395,000 in 2005, and $52,748,000 in 2007. The balloon payments due in the year 2000 include the balance drawn on the Unsecured Credit Facility at June 30, 1998 of $99,418,000. It is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. The Unsecured Credit Facility, which matures in 2000, is renewable.

         The Company expects to make distributions from cash available for distributions which the Company believes will exceed historical cash available for distributions due to the reduction in debt service resulting from the repayment of indebtedness described above. Amounts accumulated for distribution will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on the Unsecured Credit Facility, if any. On October 6, 1997, the Board of Directors of the Company declared the first dividend of $0.2128 per share paid on October 31, 1997 to shareholders of record on October 22, 1997. The dividend was for the prorated period from August 8, 1997 to September 30, 1997. On December 5, 1997, the Board of Directors of the Company declared a dividend of $0.3625 per share for the fourth quarter 1997 which was paid on January 19, 1998 to shareholders of record on December 29, 1997. On March 17, 1998, the Board of Directors declared an increased dividend of $0.38 per share for the first quarter 1998 which was paid on April 17, 1998 to shareholders of record on March 31, 1998. On June 19, 1998 the Board of Directors declared a dividend of $0.38 per share for the second quarter 1998 which was paid on July 17, 1998 to shareholders of record on June 30, 1998.

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

                     10.1           Modification Agreement to the Credit Agreement with Bank of America NT
                                    & SA (previously filed as Exhibit 10.3 to the Company's Registration
                                    Statement on Form S-11 (Registration No. 333-50125) and incorporated herein by reference)

                     27.1           Financial Data Schedule (electronically filed with the Securities and Exchange
                                    Commission only)


         (b)      Reports on Form 8-K


                                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 1998.

                                   PAN PACIFIC RETAIL PROPERTIES, INC.



                                   By: /s/ Stuart A. Tanz
                                       -------------------------------------
                                       Stuart A. Tanz
                                       President and Chief Executive Officer



                                   By: /s/ David L. Adlard
                                       -------------------------------------
                                       David L. Adlard
                                       Executive Vice President and
                                       Chief Financial Officer



                                   By: /s/ Laurie A. Sneve
                                       -------------------------------------
                                       Laurie A. Sneve, CPA
                                       Vice President and Controller