Form 10-Q
period 1998-09-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 1998-11-13
CIK 1040454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1998

                        Commission File Number 001-13243

                                   ----------

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

                                   ----------

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

As of November 6, 1998, 21,162,012 shares of the registrant's Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                       PAN PACIFIC RETAIL PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1998             1997
                                                                    -------------    ------------
                                                                     (UNAUDITED)
ASSETS:
Operating properties, at cost:
   Land                                                                $ 165,511       $ 139,959
   Buildings and improvements (including related party
     development and acquisition fees of $1,235)                         420,810         313,483
   Tenant improvements                                                    31,058          32,148
                                                                       ---------       ---------
                                                                         617,379         485,590
   Less accumulated depreciation and amortization                        (38,770)        (30,076)
                                                                       ---------       ---------
                                                                         578,609         455,514
Investments in unconsolidated partnerships                                 9,912           9,921
Cash and cash equivalents                                                    791              --
Restricted cash                                                              470             661
Accounts receivable (net of allowance for doubtful accounts
  of $379 and $125, respectively)                                          2,844           1,626
Accrued rent receivable (net of allowance for doubtful
  accounts of $1,008 and $847, respectively)                               9,073           7,620
Notes receivable (net of allowance for doubtful accounts of
  $225 at September 30, 1998)                                              2,063           2,981
Deferred lease commissions (including unamortized related
  party amounts of $2,182 and $2,236, respectively, and net
  of accumulated amortization of $2,117 and $2,023, respectively)          2,724           2,683
Prepaid expenses                                                           4,023           3,860
Other assets                                                               1,237           2,354
                                                                       ---------       ---------
                                                                       $ 611,746       $ 487,220
                                                                       =========       =========

LIABILITIES AND EQUITY:
Notes payable                                                          $ 110,810       $ 108,316
Line of credit payable                                                   100,001          62,450
Accounts payable (including related party amounts of
  $3 and $11, respectively)                                                3,756           2,183
Accrued expenses and other liabilities (including related
  party amounts of $388 and $692, respectively)                            4,466           5,600
Dividends payable (including related party amounts of
  $4,107 and $3,130, respectively)                                         8,042           6,095
                                                                       ---------       ---------
                                                                         227,075         184,644

Minority interest                                                          1,253           1,521
                                                                       ---------       ---------
Shareholders' equity:
  Common stock par value $.01 per share, 100,000,000
    authorized shares, 21,162,012 and 16,814,012 shares
    issued and outstanding at September 30,
    1998 and December 31, 1997, respectively                                 212             168
  Paid in capital in excess of par value                                 481,182         395,313
  Accumulated deficit                                                    (97,976)        (94,426)
                                                                       ---------       ---------
                                                                         383,418         301,055
                                                                       ---------       ---------
                                                                       $ 611,746       $ 487,220
                                                                       =========       =========

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 For the Three                 For the Nine
                                                  Months Ended                 Months Ended
                                                  September 30,                September 30,
                                            -----------------------       -----------------------
                                              1998           1997           1998           1997
                                            --------       --------       --------       --------
                                                  (unaudited)                   (unaudited)
REVENUE:
  Base rent                                 $ 16,056       $  9,699       $ 44,966       $ 25,252
  Percentage rent                                 33             60            340            190
  Recoveries from tenants                      3,521          2,022          9,733          5,558
  Income from unconsolidated partnerships        181            102            531            218
  Other                                          451            271          1,360            920
                                            --------       --------       --------       --------
                                              20,242         12,154         56,930         32,138
                                            --------       --------       --------       --------
EXPENSES:
  Property operating                           2,479          1,481          6,862          4,277
  Property taxes                               1,432            835          4,038          2,311
  Depreciation and amortization                3,501          2,210         10,454          6,303
  Interest                                     4,242          3,268         13,310         11,253
  General and administrative                   1,114            959          3,001          2,839
  Other expenses                                   7            123            305            778
                                            --------       --------       --------       --------
                                              12,775          8,876         37,970         27,761
                                            --------       --------       --------       --------
INCOME BEFORE INCOME TAX
  EXPENSE, MINORITY INTEREST
  AND EXTRAORDINARY ITEM                       7,467          3,278         18,960          4,377

  Income tax expense                              --             --             --            (65)
  Minority interest                              (18)           (49)           (37)          (106)
                                            --------       --------       --------       --------
INCOME BEFORE EXTRAORDINARY ITEM               7,449          3,229         18,923          4,206

  Extraordinary loss on early
    extinguishment of debt                        --         (1,043)            --         (1,043)
                                            --------       --------       --------       --------
NET INCOME                                  $  7,449       $  2,186       $ 18,923       $  3,163
                                            ========       ========       ========       ========
  Basic and diluted earnings per share:
    Income before extraordinary item        $   0.35       $   0.19       $   1.00       $   0.25
    Extraordinary item                            --       $  (0.06)            --       $  (0.06)
    Net income                              $   0.35       $   0.13       $   1.00       $   0.19

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         For the Nine Months Ended
                                                               September 30,
                                                         --------------------------
                                                            1998            1997
                                                         ----------      ----------
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  18,923       $   3,163
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                          10,454           6,303
     Amortization of prepaid financing costs                   524             302
     Income from unconsolidated partnerships                  (531)           (218)
     Extraordinary loss on early extinguishment
       of debt                                                  --           1,043
     Minority interest                                          37             106
     Changes in assets and liabilities:
       Decrease in restricted cash                             191              49
       Increase in accounts receivable                      (1,218)           (926)
       Increase in accrued rent receivable                  (1,453)           (801)
       Decrease in notes receivable                            225              --
       Increase in deferred lease commissions                 (637)           (628)
       Increase in prepaid expenses                           (188)         (1,337)
       Increase in other assets                               (545)           (331)
       Increase (decrease) in accounts payable               1,573          (1,184)
       Increase (decrease) in accrued expenses and
         other liabilities                                    (301)             40
                                                         ---------       ---------
          Net cash provided by operating activities         27,054           5,581
                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of and additions to operating
     properties                                           (127,126)       (100,409)
   Additions to property under development                      --          (3,245)
   Increase (decrease) in construction accounts payable       (833)          1,134
   Contributions to unconsolidated partnerships                 --          (7,357)
   Distributions from unconsolidated partnerships              540              --
   Increase in notes receivable                                 --          (4,648)
   Collections of notes receivable                              92           5,351
                                                         ---------       ---------
          Net cash used in investing activities           (127,327)       (109,174)
                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit proceeds                                 134,501              --
   Line of credit payments                                 (96,950)             --
   Notes payable proceeds                                       --          13,600
   Notes payable payments                                   (1,273)       (122,531)
   Advances from related party                                  --          67,393
   Payment of financing costs                                 (499)             --
   Acquisition of minority interest                           (145)           (170)
   Payment of prepayment penalties                              --          (1,035)
   Refunds from loan escrow                                     43             393
   Issuance of common stock                                 85,913         143,976
   Dividends paid                                          (20,526)             --
                                                         ---------       ---------
          Net cash provided by financing activities        101,064         101,626
                                                         ---------       ---------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS           791          (1,967)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                --           8,235
                                                         ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $     791       $   6,268
                                                         =========       =========

                                                                     (Continued)

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                                 (IN THOUSANDS)

                                                                 For the Nine Months
                                                                        Ended
                                                                    September 30,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                    (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest (net of amounts capitalized
     of $128 and $229, respectively)                            $ 13,020    $11,662
   Income taxes paid                                            $      7    $    13

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
   Note payable assumed upon acquisition                        $  3,767    $19,042
   Note receivable/wrap note payable assumed                    $     --    $ 1,519
   Foreclosure of a property securing a note receivable         $    601    $    --
   Transfer of acquisition deposits from other assets to
     property                                                   $  1,465    $    --
   Transfer from property under development to operating
     properties                                                 $     --    $ 5,907
   Transfer from property under development to deferred
     lease commissions                                          $     --    $   119
   Accrual of offering costs                                    $     --    $   692
   Transfer of notes receivable to operating properties
     through a deed in lieu of foreclosure                      $     --    $ 1,283
   Reclassification of advances from parent to
     shareholders' equity                                       $     --    $99,506

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         As of September 30, 1998 (unaudited) and December 31, 1997, and for the three and nine months ended September 30, 1998 and 1997
                                   (unaudited)

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

    Certain reclassifications of amounts have been made in order to conform to the current presentation.

2.  LINE OF CREDIT

    The Company increased its $150,000,000 unsecured credit facility to $200,000,000 in March 1998. The unsecured credit facility bears interest at the Company's option at either LIBOR plus 1.375% or a reference rate and expires in August 2000. At September 30, 1998, the amount drawn on this line of credit was $100,001,000 and the interest rate was 6.97%. The net proceeds drawn in the nine-month period ended September 30, 1998 were $37,551,000. These net proceeds, after the effect of a paydown of approximately $82,200,000 in connection with the Company's secondary offering (Note 4), were used to acquire 13 properties for an aggregate amount of approximately $127,600,000.

3.  STOCK OPTION AND INCENTIVE PLAN

    In 1997, the Company established the 1997 Stock Option and Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options or awards to purchase up to 1,620,000 shares of common stock to officers, directors and key employees. At the time of the Company's initial public offering, the Company issued 900,000 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $19.50, equal to the stock's fair market value at the date of grant. On March 17, 1998, the Company granted an additional 277,500 common stock options with an exercise price of $22.188, equal to the stock's fair market value at the date of grant. The stock options have seven year terms and will vest 331/3% per year over three years from the date of grant, except the independent directors who received non-qualified options that vested 331/3% immediately, with the remainder vesting ratably over two years. No other options or awards have been granted. During the nine-month period ended September 30, 1998, 20,666 options were forfeited. An additional 463,166 shares of common stock remain reserved for issuance under the Plan. As such, at September 30, 1998, there were 1,156,834 common stock options outstanding, 313,333 of which were exercisable and none had expired.

    The following is a reconciliation of the denominator for the basic earnings per share ("EPS") computation to the denominator of the diluted EPS computation (all net income is available to common stockholders for the periods presented):

                                                     FOR THE THREE            FOR THE NINE
                                                      MONTHS ENDED             MONTHS ENDED
                                                   SEPTEMBER 30, 1998       SEPTEMBER 30, 1998
                                                   ------------------       ------------------
Weighted average shares used for the basic EPS
   computation................................          21,162,012              18,949,455
Incremental shares from the assumed exercise of
   dilutive stock options.....................                  --                  54,029
                                                        ----------              ----------
Weighted average shares used for the diluted EPS
   computation................................          21,162,012              19,003,484
                                                        ==========              ==========

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

                       PAN PACIFIC RETAIL PROPERTIES, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) As of
            September 30, 1998 (unaudited) and December 31, 1997, and for the three and nine months ended September 30, 1998 and 1997 (unaudited)


5.  RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses are management fees totaling $481,000 for the nine months ended September 30, 1997, which are a reimbursement by Pan Pacific Development Properties of costs incurred by Revenue Properties Company Limited ("Revenue Properties"), a related party, for managing the development of the properties, directing corporate strategy, and consulting on operations. Effective August 13, 1997, at the closing of the Company's initial public offering, these fees are no longer being incurred by the Company.

(b) Pan Pacific Development Properties paid a consulting fee of $315,000 for the nine months ended September 30, 1997, to a sole proprietorship owned by a director of Revenue Properties. Effective August 13, 1997, at the closing of the Company's initial public offering, these fees are no longer being incurred by the Company.

(c) Pan Pacific Development Properties incurred $529,000 for the nine months ended September 30, 1997, for loan guaranty fees charged by Revenue Properties. These fees are recorded as a component of other expenses. Effective August 13, 1997, at the closing of the Company's initial public offering, these fees are no longer being incurred by the Company.

(d) The Company received net advances from Revenue Properties of $67,393,000 for the nine months ended September 30, 1997.

(e) Dividends paid to Pan Pacific Development (U.S.) Inc. ("PPD"), a wholly-owned subsidiary of Revenue Properties, were $10,518,000 during the nine months ended September 30, 1998. At September 30, 1998, $4,107,000 of dividends were payable to PPD. There were no dividends paid during the nine-month period ended September 30, 1997.

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

7.  SUBSEQUENT EVENTS

    The company has entered into a series of agreements to acquire seven retail properties located in Oregon (the "Mercury Portfolio") as follows:

        On October 9, 1998, the Company purchased Hermiston Shopping Center, a shopping center located in Hermiston, Oregon. The purchase price was $7,722,000 and was financed by a borrowing under the Company's line of credit. In addition, the Company incurred a prepayment penalty of $261,000.

        On October 9, 1998, the Company executed an Amended and Restated Limited Liability Company Agreement of Pan Pacific (Portland), LLC (the "Agreement") forming a DownREIT entity ( the "LLC"). Pursuant to the Agreement and other related agreements, the LLC purchased Hood River Shopping Center, a shopping center located in Hood River, Oregon and Oregon Trail Shopping Center, located in Gresham, Oregon. The purchase prices for these properties were $4,676,000 and $14,372,000, respectively. In addition, the LLC incurred prepayment penalties related to these assets of $143,000 and $618,000, respectively. The assets were acquired with funds contributed to the LLC by the Company, the source of which was a borrowing under the Company's line of credit.

        On November 5, 1998, pursuant to the aforementioned agreements, the LLC purchased MIKZ Development, LLC, an entity which owns Sunset Mall, a shopping center located in Portland, Oregon. The purchase price, net of associated debt of $7,576,000 was $4,442,000. The LLC issued 198,597 LLC units in exchange for all of the outstanding LLC units of MIKZ Development, LLC.

        On November 9, 1998 pursuant to the aforementioned agreements, the LLC purchased a 99% ownership interest in Smudik Development, LLC, an entity which owns Sandy Shopping Center, Southgate Shopping Center and Oregon City Shopping Center. The shopping centers are located in Sandy, Milwaukie, and Oregon City, Oregon, respectively. The purchase price, net of associated debt of $16,995,000, was $13,831,000. The LLC issued 634,020 LLC units in exchange for 99% of the outstanding LLC units of Smudik Development, LLC. The remaining 1% interest in Smudik Development, LLC was purchased for cash by the Company through a newly formed wholly-owned corporate subsidiary.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The Company believes that operating costs will decrease as a percentage of revenue as the Company achieves economies of scale through increases in its portfolio's revenue base. For example, during the nine months ended September 30, 1998, the Company owned properties comprising a weighted average gross leasable area ("GLA") of 5,702,664 square feet. Total expenses, excluding interest, depreciation and amortization for the nine months ended September 30, 1998 were $14,206,000 or an annualized $3.32 per square foot. By comparison, during the nine months ended September 30, 1997, the Company owned properties comprising a weighted average GLA of 3,374,927 square feet. Total expenses, excluding interest, depreciation and amortization for the nine months ended September 30, 1997 were $10,205,000 or an annualized $4.03 per square foot.

        The Company expects that the more significant part of its revenue growth in the next year or two will come from additional acquisitions and rent increases from re-leasing and re-tenanting initiatives.

RESULTS OF OPERATIONS

    Comparison of Nine months ended September 30, 1998 to Nine months ended September 30, 1997.

        Total revenue increased by $24,792,000 or 77.1% to $56,930,000 for the nine months ended September 30, 1998 as compared to $32,138,000 for the nine months ended September 30, 1997.

        Rental revenue increased by $19,864,000 or 78.1% to $45,306,000 from $25,442,000 for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase in rental revenue resulted principally from the acquisitions of Chico Crossroads in February 1997, Monterey Plaza in April 1997, Fairmont Shopping Center in May 1997, Lakewood Shopping Center in June 1997, Green Valley Town & Country in August 1997, Rainbow Promenade in September 1997, Claremont Village, Olympia West Center and Tacoma Central in November 1997, Tustin Heights Shopping Center, Palmdale Shopping Center and Brookvale Shopping Center in December 1997, Bear Creek Plaza and San Dimas Marketplace in January 1998, Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998, Manteca Marketplace in March 1998, a 24 Hour Fitness Building, Panther Lake Shopping Center and Creekside Center in April 1998, Westwood Village Shopping Center and Fashion Faire Place in May 1998, and Pacific Commons Shopping Center in June 1998 (collectively the "Acquisitions"). In addition, the commencement of operations of Laguna Village Phase II in the third quarter of 1997 added to this increase.

        Recoveries from tenants increased by $4,175,000 or 75.1% to $9,733,000 for the nine months ended September 30, 1998, compared to $5,558,000 for the nine months ended September 30, 1997. This increase resulted primarily from the Acquisitions and Laguna Village Phase II. Recoveries from tenants were 89.3% of property operating expenses, property taxes and property management fees for the nine months ended September 30, 1998 as compared to 84.4% of the same expenses for the same period in 1997.

        Property expenses include property operating expenses and property taxes. Property operating expenses increased by $2,585,000 or 60.4% to $6,862,000 from $4,277,000 for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase in property operating expenses was primarily attributable to the Acquisitions and Laguna Village Phase II. Property taxes increased by $1,727,000 or 74.7% to $4,038,000 from $2,311,000 for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase in property taxes was also primarily the result of the Acquisitions and Laguna Village Phase II.

        Depreciation and amortization increased by $4,151,000 or 65.9% to $10,454,000 from $6,303,000 for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. This was primarily due to the Acquisitions and Laguna Village Phase II.

        Interest expense increased by $2,057,000 or 18.3% to $13,310,000 from $11,253,000 for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase is primarily the result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance the Acquisitions, interest expense related to the assumption of fixed rate mortgages on Tacoma Central and Olympia West in the fourth quarter of 1997 as well as interest expense on the fixed rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998. These increases were offset by decreases in interest expense related to the repayment of debt of approximately $134,000,000 in August 1997 in connection with the Company's initial public offering ("IPO") and approximately $82,000,000 in May 1998 in connection with the Company's secondary offering.

        General and administrative expenses increased by $162,000 or 5.7% to $3,001,000 from $2,839,000 for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. This increase was primarily attributable to annual salary increases and costs associated with additional staffing necessitated by the Acquisitions, partially offset by the elimination of management fees paid to Revenue Properties Company Limited ("Revenue Properties") effective with the completion of the Company's IPO. As a percentage of total revenue, general and administrative expenses were 5.3% and 8.8% for the nine months ended September 30, 1998 and 1997, respectively.

        Other expenses consist primarily of loan guaranty fees and the expensing of due diligence costs for acquisitions that were not consummated. Other expenses decreased by $473,000 or 60.8% to $305,000 from $778,000 for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The decrease was primarily due to loan guaranty fees paid to Revenue Properties which are no longer being charged as the debt which was guaranteed was paid off in August 1997 in connection with the Company's IPO. This decrease was partially offset by an allowance which was provided for a corporate note receivable and the expensing of due diligence costs related to potential acquisitions which were not consummated in the current period. The comparable period in 1997 also included $219,000 of due diligence costs for acquisitions that were not completed.

        The following table compares the operating data for the 19 properties ("Same Store Properties") that were owned and in operation for the entirety of both the nine months ended September 30, 1998 and September 30, 1997:


                                                  1998            1997
                                              -----------      -----------
Revenue:
      Rental                                  $21,525,000      $20,929,000
      Recoveries from tenants                   4,952,000        4,765,000
      Income from unconsolidated
         partnerships                             687,000          651,000
      Other                                       390,000          376,000
                                              -----------      -----------
                                              $27,554,000      $26,721,000
Operating expenses:
      Property operating, property taxes
         and property management fees           6,255,000        6,426,000
                                              -----------      -----------
Operating income                              $21,299,000      $20,295,000
                                              ===========      ===========

        Operating income for the Same Store Properties for the nine months ended September 30, 1998 increased over the same period in the prior year by $1,004,000. This increase was attributable to increased rental revenue of $596,000 due to increased occupancy levels primarily at Olympia Square, Sahara Pavilion South, Sunset Square and Winterwood Pavilion, increases in rent for anchor tenants at Chino Town Square and Winterwood Pavilion and an increase in percentage rent at Cheyenne Commons. Recoveries increased over the same period in the prior year by $187,000 due primarily to an increased occupancy level at Sunset Square as well as higher billable common area maintenance expenses at Sahara Pavilion North and Sahara Pavilion South. Also, gross leases at Arlington were re-written as triple net leases upon re-leasing. Property operating expenses for these Same Store Properties decreased by $171,000 for the nine months ended September 30, 1998, over the same period in the prior year, primarily due to bad debt expense at Sunset Square and Cheyenne Commons in the prior period.

    Comparison of the Three months ended September 30, 1998 to the Three months ended September 30, 1997.

        Total revenue increased by $8,088,000 or 66.6% to $20,242,000 for the three months ended September 30, 1998 as compared to $12,154,000 for the three months ended September 30, 1997.

        Rental revenue increased by $6,330,000 or 64.9% to $16,089,000 from $9,759,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. The increase in rental revenue resulted principally from the Acquisitions previously noted in the nine month comparative results, exclusive of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center and Lakewood Shopping Center, which were acquired during the second quarter of 1997. In addition, the commencement of operations of Laguna Village Phase II in the third quarter of 1997 added to this increase.

        Recoveries from tenants increased by $1,499,000 or 74.1% to $3,521,000 for the three months ended September 30, 1998, compared to $2,022,000 for the three months ended September 30, 1997. This increase resulted primarily from the Acquisitions, exclusive of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center and Laguna Village Phase II. Recoveries from tenants were 90.0% of property operating expenses, property taxes and management fees for the three months ended September 30, 1998, as compared to 87.3% of the same expenses for the comparable period in 1997.

        Property expenses include property operating expenses and property taxes. Property operating expenses increased by $998,000 or 67.4% to $2,479,000 from $1,481,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. The increase in property operating expenses was primarily attributable to the Acquisitions, exclusive of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center and Laguna Village Phase II. Property taxes increased by $597,000 or 71.5% to $1,432,000 from $835,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. The increase in property taxes was also primarily the result of the Acquisitions, exclusive of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center and Laguna Village Phase II.

        Depreciation and amortization increased by $1,291,000 or 58.4% to $3,501,000 from $2,210,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. This was primarily due to the Acquisitions, exclusive of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center and Laguna Village Phase II.

        Interest expense increased by $974,000 or 29.8% to $4,242,000 from $3,268,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. The increase is primarily the result of interest expense relating to amounts drawn on the Company's Unsecured Credit Facility to finance the Acquisitions, interest expense related to the assumption of fixed rate mortgages on Tacoma Central and Olympia West in the fourth quarter of 1997 as well as interest expense on the fixed rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998.

        General and administrative expenses increased by $155,000 or 16.2% to $1,114,000 from $959,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. This increase was primarily attributable to annual salary increases and costs associated with additional staffing necessitated by the Acquisitions, partially offset by the elimination of management fees paid to Revenue Properties effective with the completion of the Company's IPO. As a percentage of total revenue, general and administrative expenses were 5.5% and 7.9% for the three months ended September 30, 1998 and 1997, respectively.

        Other expenses consist primarily of loan guaranty fees and the expensing of due diligence costs for acquisitions that were not consummated. Other expenses decreased by $116,000 or 94.3% to $7,000 from $123,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. The decrease was primarily due to loan guaranty fees paid to Revenue Properties which are no longer being charged as the debt which was guaranteed was paid off in August 1997 in connection with the Company's IPO. This decrease was partially offset by the expensing of due diligence costs in 1997 related to potential acquisitions which were not consummated.

        The following table compares the operating data for the 24 properties ("Same Store Properties") that were owned and in operation for the entirety of both the three months ended September 30, 1998 and September 30, 1997:

                                                 1998             1997
                                              -----------      -----------
Revenue:
      Rental                                  $ 8,961,000      $ 8,915,000
      Recoveries from tenants                   2,072,000        1,945,000
      Income from unconsolidated
         partnerships                             232,000          211,000
      Other                                        90,000           40,000
                                              -----------      -----------
                                              $11,355,000      $11,111,000
Operating expenses:
      Property operating, property taxes
         and property management fees           2,586,000        2,601,000
                                              -----------      -----------
Operating income                              $ 8,769,000      $ 8,510,000
                                              ===========      ===========

        Operating income for the Same Store Properties for the three months ended September 30, 1998 increased over the same periods in the prior year by $259,000. This increase was attributable to increased rental revenue of $46,000 due to increased occupancy levels primarily at Chino Town Square, Lakewood Shopping Center, Monterey Plaza and Olympia Square, an increase in base rent for an anchor tenant at Winterwood Pavilion and increases in base rents at Cheyenne Commons. Recoveries from tenants increased $127,000 due to increased occupancy levels at Lakewood Shopping Center and Monterey Plaza as well as higher billable common area expenses at Sahara Pavilion North. Also, gross leases at Arlington were re-written as triple net leases upon re-leasing. Other revenue increased $50,000 primarily due to late fees and a lease termination fee at Canyon Ridge Plaza.

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

        The following table presents the Company's actual Funds from Operations for the three and nine months ended September 30, 1998 and pro forma Funds from Operations for the three and nine months ended September 30, 1997. The pro forma information for the three and nine months ended September 30, 1997 assumes the IPO and related formation transactions and the repayment of notes payable with the net proceeds of the IPO all had occurred on January 1, 1997:

                                                       THREE MONTHS                          NINE MONTHS ,
                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                             -------------------------------       -------------------------------
                                                  1998              1997                1998              1997
                                                 ACTUAL           PRO FORMA            ACTUAL           PRO FORMA
                                             ------------       ------------       ------------       ------------
Net income                                   $  7,449,000       $  4,627,000       $ 18,923,000       $ 11,271,000
Add:
        Extraordinary loss                             --                 --                 --          1,043,000
        Depreciation and amortization           3,501,000          2,246,000         10,454,000          6,859,000
        Depreciation of unconsolidated
           partnerships                            53,000             51,000            157,000            154,000
        Depreciation of non-real estate
           corporate assets                       (49,000)           (49,000)          (154,000)          (152,000)
                                             ------------       ------------       ------------       ------------
Funds from Operations                        $ 10,954,000       $  6,875,000       $ 29,380,000       $ 19,175,000
                                             ============       ============       ============       ============
Weighted average number of shares
    of common stock outstanding
    (assuming dilution)                        21,162,012                 --         19,003,484                 --
Number of shares of common stock
    assumed to be outstanding                          --         16,814,012                 --         16,814,012

CASH FLOWS

    Comparison of the Nine months ended September 30, 1998 to the Nine months ended September 30, 1997.

        Net cash provided by operating activities increased by $21,473,000 to $27,054,000 for the nine months ended September 30, 1998, as compared to $5,581,000 for the nine months ended September 30, 1997. The increase was primarily the result of an increase in net income.

        Net cash used in investing activities increased by $18,153,000 to $127,327,000 for the nine months ended September 30, 1998, compared to $109,174,000 for the nine months ended September 30, 1997. Cash used for investing activities was primarily for the purpose of acquiring additional properties. In the comparable period in 1997, the cash used for investing activities was also primarily for the purpose of acquisitions.

        Net cash provided by financing activities decreased by $562,000 to $101,064,000 for the nine months ended September 30, 1998, compared to $101,626,000 for the nine months ended September 30, 1997. Cash provided by financing activities resulted primarily from the issuance of capital stock through the Company's secondary offering which closed in May 1998 and amounts drawn on the Company's Unsecured Credit Facility. These sources of cash were partially offset by the payments of dividends for the fourth quarter of 1997 and the first and second quarters of 1998. In the comparable period in 1997, cash provided by financing activities was derived from an increase in advances from a related party primarily for the purpose of acquisitions and the issuance of capital stock through the Company's IPO which closed in August 1997. These sources of cash were partially offset by the pay down of mortgage debt in connection with the IPO.

YEAR 2000 ISSUE

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems, software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or disruptions in operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

        The Company is currently in the process of assessing how it may be impacted by the Year 2000 issue and formulating and implementing a comprehensive plan to address all known aspects of the issue.

        Based on the Company's recent assessment of its internal computer systems (including related hardware, software, customized applications and network systems) with respect to the Year 2000 issue, the Company determined that its existing network and IBM AS400 operating systems were not Year 2000 compliant. Accordingly, the Company recently replaced its network operating system with a new operating system and expects to complete the installation of a modification to its IBM AS400 operating system by the end of the fourth quarter of 1998. The Company believes that these measures, the actual and estimated costs of which have been and are expected to continue to be immaterial in the aggregate, will enable its internal computer systems to be Year 2000 compliant.

        The Company is also reviewing the efforts of its significant tenants, vendors and other service providers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. The Company will review the responses to such letters and questionnaires, assess the impact that the Year 2000 readiness status of such entities may have on the Company's operations, and take whatever action is deemed necessary. Based on responses received to date, there has been no indication that the respondents have any material concerns related to their ability to address all of their known significant Year 2000 issues on a timely basis. The Company anticipates that these review activities will be on-going for the remainder of 1998 and all of 1999 and will include any necessary follow-up efforts. The Company, however, cannot presently estimate the total cost of this phase of its Year 2000 readiness program. Although the review of such entities is continuing, the Company is not currently aware of any third party circumstances with respect to the Year 2000 issue that may have a material adverse impact on the Company. The Company can provide no assurance that the Year 2000 compliance plans of such third parties will be successfully completed in a timely manner.

        Based on the results to date of the Company's internal assessment and external inquiries, the Company does not believe that the Year 2000 issue will pose significant operational problems for the Company or otherwise have a material adverse effect on its results of operations or financial position. Although management believes it has undertaken a careful and thorough analysis, if all Year 2000 issues are not properly identified, or assessment, remediation and testing efforts are not completed in a timely manner with respect to the problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationships with tenants, vendors and other service providers. Further, management believes it has undertaken a careful survey of third party entities and does not believe there to be a material concern based upon the potential third party risks that have been identified, however, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario resulting from the Year 2000 issues as such scenario has not yet been clearly identified. The Company currently plans to complete such contingency planning by June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company believes the IPO and the related formation transactions that were completed in August 1997 and the secondary offering which was completed in May 1998 improved its financial position through changes to its capital structure, which principally included a substantial reduction of its overall debt and its debt-to-equity ratio. In connection with the formation transactions, the Company repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding secured debt after the formation transactions and the acquisition of Green Valley Town & Country was reduced by approximately $146,000,000. In connection with the secondary offering, the Unsecured Credit Facility was paid down by approximately $82,000,000. These transactions resulted in a significant reduction in interest expense as a percentage of total revenue, 23.4% for the nine months ended September 30, 1998 as compared to 35.0% for the nine months ended September 30, 1997. Thus, cash from operations required to fund debt service requirements was substantially decreased.

        The total market capitalization of the Company at September 30, 1998 was approximately $604,953,000 based on the market closing price at September 30, 1998 of $18.625 per share and the debt outstanding of approximately $210,811,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 34.9% at September 30, 1998. On May 18, 1998 the Company closed its secondary equity offering of 4,348,000 shares of common stock which included the partial exercise of the underwriters' over allotment option. The Company believes that its capital structure combined with its Unsecured Credit Facility enhances the Company's ability to take advantage of acquisition opportunities as well as to provide funds for general corporate purposes.

        In March 1998, the Company obtained an increase to its Unsecured Credit Facility from $150,000,000 to $200,000,000 and a reduction in the borrowing rate thereunder to LIBOR plus 1.375% (which rate is reduced to 1.25% for as long as the Company's debt-to-book value ratio is .30 or below). The Company had approximately $99,999,000 available under the Unsecured Credit Facility at September 30, 1998. At the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.375% or a reference rate. The weighted average interest rate for amounts borrowed under the Unsecured Credit Facility at September 30, 1998 was 6.97%. The Company anticipates that the Unsecured Credit Facility will continue to be used primarily to acquire additional properties and for general corporate purposes.

        The Company's mortgage indebtedness outstanding at September 30, 1998 requires balloon payments of $130,060,000 in 2000, $4,004,000 in 2004,
$7,395,000 in 2005, and $52,748,000 in 2007. The balloon payments due in the year 2000 include the balance drawn on the Unsecured Credit Facility at September 30, 1998 of $100,001,000. It is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. The Unsecured Credit Facility, which matures in 2000, is renewable subject to certain conditions.

        The Company expects to make distributions from cash available for distributions which the Company believes will exceed historical cash available for distributions due to the reduction in debt service resulting from the repayments of indebtedness described above and from the acquisition of additional properties. Amounts accumulated for distribution will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on the Unsecured Credit Facility, if any. On October 6, 1997, the Board of Directors of the Company declared the first dividend of $0.2128 per share paid on October 31, 1997 to shareholders of record on October 22, 1997. The dividend was for the prorated period from August 8, 1997 to September 30, 1997. On December 5, 1997, the Board of Directors of the Company declared a dividend of $0.3625 per share for the fourth quarter 1997 which was paid on January 19, 1998 to shareholders of record on December 29, 1997. On March 17, 1998, the Board of Directors declared an increased dividend of $0.38 per share for the first quarter 1998 which was paid on April 17, 1998 to shareholders of record on March 31, 1998. On June 19, 1998 the Board of Directors declared a dividend of $0.38 per share for the second quarter 1998 which was paid on July 17, 1998 to shareholders of record on June 30, 1998. On September 11, 1998 the Board of Directors declared a dividend of $0.38 per share for the third quarter 1998 which was paid on October 21, 1998 to shareholders of record on October 5, 1998.

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

PART II - OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit No.                      Description
            -----------                      -----------

                3.1 Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

                3.2 Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

                4.1 Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

               10.1 Amended and Restated Limited Liability Company Agreement of Pan Pacific (Portland), LLC (previously filed as Exhibit 99.1 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

               10.2 Purchase and Sale and Ground Lease Assignment and Assumption Agreement and Escrow Instructions (previously filed as Exhibit 99.2 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

               10.3 First Amendment To Purchase and Sale and Ground Lease Assignment and Assumption Agreement and Escrow Instructions (previously filed as Exhibit
                             99.3 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

               10.4 Purchase and Sale Agreement and Escrow Instructions (previously filed as Exhibit 99.4 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

               10.5 Contribution Agreement and Escrow Instructions by and between Portland Fixture Limited Partnership, PFMGP, Inc., and Pan Pacific (Portland), LLC dated September 23, 1998, and related amendments (previously filed as Exhibit 99.2 to the Company's Form 8-K filed November 12, 1998 and incorporated herein by reference)

               10.6 Contribution Agreement and Escrow Instructions by and between Portland Fixture Limited Partnership, Independent Member Corp., Byron P. Henry, Steven J. Oliva and Pan Pacific (Portland), LLC dated September 23, 1998, and related amendments (previously filed as Exhibit 99.3 to the Company's Form 8-K filed November 12, 1998 and incorporated herein by reference)

               27.1 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)

        (b)    Reports on Form 8-K

                    A Form 8-K was filed on October 23, 1998 for the purpose of reporting the formation of a Down REIT entity through the execution of an Amended and Restated Limited Liability Company Agreement of Pan Pacific (Portland), LLC, (the "LLC"), and the simultaneous acquisitions of Oregon Trail Shopping Center, Hood River Shopping Center and Hermiston Shopping Center by the Registrant and the LLC. No financial statements or pro forma financial information was filed as it was impracticable to do so at the time. An amended 8-K which will include financial statements and pro forma financial information will be filed on or before December 23, 1998.

                    A Form 8-K was filed on November 12, 1998 for the purpose of reporting the acquisitions of four shopping centers through the acquisition of MIKZ Development, LLC ("MIKZ") and Smudik Development, LLC ("Smudik") by Pan Pacific (Portland), LLC and the Registrant through a newly formed wholly-owned corporate subsidiary. MIKZ is an entity which owns Sunset Mall Shopping Center. Smudik is an entity which owns three shopping centers, Sandy Marketplace, Southgate Shopping Center and Oregon City Shopping Center. No financial statements or pro forma financial information was filed as it was impracticable to do so at the time. An amended 8-K which will include financial statements and pro forma financial information will be filed on or before January 19, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 1998.


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