Form 10-K
period 1998-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 1999-03-26
CIK 1040454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NUMBER: 001-13243


                       PAN PACIFIC RETAIL PROPERTIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                MARYLAND                                 33-0752457
        (State of Incorporation)            (I.R.S. Employer Identification No.)
      1621-B SOUTH MELROSE DRIVE,
           VISTA, CALIFORNIA                                92083
(Address of Principal Executive Offices)                 (zip code)

       Registrant's telephone number, including area code: (760) 727-1002

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
 -----------------------------      -----------------------------------------
 Common Stock, $0.01 par value               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                           -------------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the shares of common stock held by non-affiliates was approximately $180,198,000 based upon the closing price on the New York Stock Exchange for such shares of $17.625 on March 18, 1999.

      As of March 18, 1999, the number of shares of the Registrant's common stock outstanding was 21,162,012.

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

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                TABLE OF CONTENTS


                               PART I
                                                                            Page
                                                                            ----

ITEM 1.   BUSINESS.........................................................   1
ITEM 2.   PROPERTIES.......................................................   8
ITEM 3.   LEGAL PROCEEDINGS................................................  19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  19

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS...........................................  19
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.............................  20
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...........................  21
ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  29
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  29
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE........................  29

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  30
ITEM 11.  EXECUTIVE COMPENSATION...........................................  30
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT....................................................  30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  30

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K......................................................  30

                                     PART I

ITEM 1. BUSINESS

      Pan Pacific Retail Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in April 1997 to continue and expand the acquisition, ownership, management, leasing and development business of Pan Pacific Development (U.S.) Inc. and its affiliates (collectively, "PPD"). The Company's portfolio consists principally of community and neighborhood shopping centers predominantly located in four key Western U.S. markets. On August 13, 1997, the Company completed its initial public offering (the "IPO").

      As of December 31, 1998, the Company owned or controlled a portfolio of 54 shopping center properties (collectively, the "Properties"), of which 50 are located in the Western United States including 12 in Northern California, 9 in Southern California, 7 in Nevada and 22 in the Pacific Northwest (8 in Washington and 14 in Oregon).

      The Company employed 88 people as of December 31, 1998, including five executive officers and senior personnel, in the areas of administration, accounting services, property management, maintenance, leasing, acquisitions and business development. The Company's executive offices are located at 1621-B South Melrose Drive, Vista, California, and its telephone number is (760) 727-1002. In addition to personnel located at its executive offices, the Company operates regional offices in Las Vegas, Nevada; Kent, Washington; Portland, Oregon; Chino, California; and Sacramento, California. Each of the regional offices is responsible for property management, maintenance and leasing.

      The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its taxable year ended December 31, 1997. The Company believes that, commencing with its taxable year ended December 31, 1997, it has been organized and has operated in such a manner so as to qualify for taxation as a REIT under the Code, and the Company intends to continue to operate in such a manner, but no assurance can be given that it will continue to operate in such a manner so as to qualify or remain qualified. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its revenue and properties.

BUSINESS STRATEGIES

      The Company's business strategies involve three fundamental practices:

            o Owning and operating shopping centers in select markets with strong economic and demographic characteristics in order to establish and maintain a portfolio of real estate assets with stable income and the potential for long-term growth;

            o Developing local and regional market expertise through the hands-on participation of senior management in property operations and leasing in order to capitalize on market trends, retailing trends and acquisition opportunities; and

            o Establishing and maintaining a diversified and complementary tenant mix with an emphasis on tenants that provide day-to-day consumer necessities in order to provide steady rental revenue.

GROWTH STRATEGIES

      The Company's principal growth strategy is to acquire shopping centers that provide an opportunity to expand in current markets or to establish a presence in targeted markets with favorable economic and demographic characteristics. The Company seeks to acquire properties that can benefit from its hands-on management, that may require repositioning, redevelopment or renovation or which can be purchased at attractive capitalization rates and are consistent in terms of quality and location with the Company's existing portfolio.

      The Company seeks to continue to utilize its in-depth market knowledge within its four key markets to pursue its strategy of opportunistic acquisitions of shopping centers for long-term investment. The Company believes that significant opportunities exist within these markets to acquire shopping center properties that are consistent with its existing portfolio in terms of quality of construction, positive submarket demographics and location attributes and that provide attractive initial investment yields with potential for growth in cash flow. The Company further believes it has certain competitive advantages which enhance its ability to identify and capitalize on acquisition opportunities, including: (i) long-standing relationships with institutional and other owners of shopping center properties in the Company's four primary regions; (ii) fully integrated real estate operations which enable the Company to respond quickly to acquisition opportunities and to capitalize on the resulting economies of scale; and (iii) access to capital as a public company.

      Since the closing of the Company's IPO on August 13, 1997 through December 31, 1998, the Company has acquired 29 shopping centers totaling 3,482,920 square feet of retail space for approximately $317.7 million. All of the properties are located in the Company's four key markets, and 19 of the shopping centers (66%) are anchored by grocery stores. Management believes that all of the centers are located in markets with strong demographic characteristics. Management intends to add value to these retail properties through the application of its active, hands-on management and aggressive leasing strategies.

      Although the Company believes that current market conditions generally favor acquisitions, management intends to continue developing quality shopping center properties when it believes market conditions and tenant opportunities support favorable risk-adjusted returns. During 1998, the Company expanded the size of its portfolio by completing the build out of four outparcels totaling 47,722 square feet of leasable area for approximately $3,400,000. All of the newly developed space is leased. During 1999, the Company is planning to build 15,600 square feet of new space at two existing operating properties and deliver one serviced parcel to a tenant at another, all subject to finalization of lease agreements, entitlements and other conditions. In addition to the foregoing, the Company has approximately 40,000 square feet of buildable expansion space at five properties which management is working on pre-leasing.

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

FINANCING STRATEGIES

      The Company's financing strategy is to maintain a strong and flexible financial position by maintaining a prudent level of leverage, maintaining a pool of unencumbered assets and managing its variable interest rate exposure. The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the issuance of operating units in exchange for contributed property.

      During 1998, the Company completed a secondary offering of 4,348,000 shares of common stock at $21.125 per share. The net proceeds to the Company were approximately $85,913,000. The Company also obtained an increase to its unsecured credit facility (the "Unsecured Credit Facility") from $150,000,000 to $200,000,000 and a reduction in the top borrowing rate thereunder to LIBOR plus 1.375%.

      Also, during 1998, the Company formed Pan Pacific (Portland), LLC ("PPP LLC"), with the Company as sole managing member. In the fourth quarter, PPP LLC acquired a portfolio of six shopping centers located in Oregon. In exchange for four properties which were contributed to PPP LLC, 832,617 units were issued to certain non-managing members. Distributions are made to the non-managing members at a rate equal to the distribution being paid by the Company on a share of common stock. A non-managing member can seek redemption of their units after the first anniversary. The Company, at its option, may redeem the units by either
(i) issuing common stock at the rate of one share for each unit, or (ii) paying cash.

RECENT DEVELOPMENTS

      On January 5, 1999, the Company purchased the remaining 50% interest in Melrose Village Plaza, located in Vista, California, for $7,150,000, thereby giving the Company a 100% interest in this 132,674 square foot neighborhood shopping center anchored by Lucky Supermarket and Sav-On Drug Store.

DISPOSITIONS

      The Company has no current intention to cause the disposition of any of the Properties, although it reserves the right to do so if, after taking into account the tax consequences of any disposition, including the Company's continued ability to qualify as a REIT, it determines that such action would be in its best interests.

CERTAIN CAUTIONARY STATEMENTS

      REAL ESTATE INVESTMENT ASSOCIATED RISKS. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If the Properties do not generate revenue sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs. This would adversely affect our cash flow and ability to make distributions to our stockholders.

      Our revenue and the value of our properties may be adversely affected by a number of factors, including:

            o     The national economic climate;

            o     The local economic climate;

            o     Local real estate conditions;

            o     Changes in retail expenditures by consumers;

            o The perceptions of prospective tenants of the attractiveness of the property;

            o Our ability to manage and maintain the Properties and secure adequate insurance; and

            o Increases in operating costs (including real estate taxes and utilities).

In addition, real estate values and income from properties are also affected by factors such as applicable laws, including tax laws, interest rate levels and the availability of financing.

      OUR POTENTIAL INABILITY TO RETAIN TENANTS AND RELET SPACE. We will be subject to the risks that, upon expiration or termination, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases covering a total of approximately 7.2% and 43.1% of the leased gross leasable area ("GLA") of the Properties will expire through the end of 1999 and 2003, respectively. We budget for renovation and reletting expenses, which takes into consideration our view of both the current and expected market conditions in the geographic regions in which the Properties are located, but we cannot assure you that these reserves will be sufficient to cover these costs. Our cash flow and ability to make expected distributions to stockholders could be adversely affected, if:

            o We are unable to promptly relet or renew leases for all or a substantial portion of this space;

            o The rental rates upon renewal or reletting are significantly lower than expected; or

            o     Our reserves for these purposes prove inadequate.

      DEPENDENCE ON MARKET CONDITIONS IN THE GEOGRAPHIC REGIONS. Twelve Properties are located in Northern California, 9 Properties are located in Southern California, 6 are located in Las Vegas, Nevada and 22 are located in the Pacific Northwest (8 in Washington and 14 in Oregon). To the extent that general economic or other relevant conditions in these regions decline and result in a decrease in consumer demand in these regions, our performance may be adversely affected.

      POTENTIAL ILLIQUIDITY OF REAL ESTATE. Equity real estate investments are relatively illiquid. This illiquidity tends to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, the Code limits a REIT's ability to sell properties held for fewer than four years, which may affect our ability to sell properties without adversely affecting returns to holders of common stock.

      COMPETITION WITH OTHER DEVELOPERS AND REAL ESTATE COMPANIES. There are numerous commercial developers and real estate companies that compete with us in seeking land for development, properties for acquisition and tenants for properties. There are numerous shopping facilities that compete with the Properties in attracting retailers to lease space. In addition, retailers at the Properties face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition may reduce properties available for acquisition or development, reduce percentage rents payable to us and may, through the introduction of competition, contribute to lease defaults or insolvency of tenants. Thus, competition could materially affect our ability to generate net income and to make distributions to our stockholders.

      COST OF COMPLIANCE WITH CHANGES IN LAWS. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, these increases may adversely affect our cash flow and our ability to make distributions to stockholders. The Properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act of 1990 and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. In addition, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us. Any of these events could adversely affect our cash flow and expected distributions.

      RELIANCE ON CERTAIN TENANTS AND ANCHORS. Our income and funds from operations could be adversely affected in the event of the bankruptcy or insolvency, or a downturn in the business, of any anchor store, or if any anchor tenant does not renew its lease when it expires. If tenant sales at the Properties were to decline, tenants might be unable to pay their rent or other occupancy costs. In the event of default by a tenant, delays and costs in enforcing our rights could be experienced. In addition, the closing of one or more anchor-occupied stores or lease termination by one or more anchor tenants of a shopping center, whose leases may permit termination, could adversely impact that Property and result in lease terminations or reductions in rent by other tenants, whose leases may permit termination or rent reduction in those circumstances. This could adversely affect our ability to re-lease the space that is vacated. Each of these developments could adversely affect our funds from operations and our ability to make expected distributions to stockholders.

      LIMITATIONS ON CONTROL OF PARTIALLY-OWNED PROPERTIES. We own a 94% partnership interest in the limited partnership that owns Chino Town Square. We may have certain fiduciary responsibilities to third parties which we will need to consider when making decisions relating to this Property. We will not have sole control of certain major decisions relating to this Property and will need to seek the consent of these third parties under certain circumstances such as sales, refinancings, the timing and amount of additional capital contributions to the Property and the transfer, assignment or pledge of our partnership interests in the partnerships owning this Property. In addition, we may also participate with other entities in property ownership through joint ventures or partnerships in the future. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including:

            o The possibility that our partners or co-venturers might become bankrupt;

            o These partners or co-venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

            o These partners or co-venturers may be in a position to take action contrary to our instructions or requests; and

            o These partners or co-venturers may be in a position to take action contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT.

      LACK OF OPERATING HISTORY WITH RESPECT TO THE RECENT ACQUISITION AND DEVELOPMENT OF PROPERTIES. At December 31, 1998, we owned and operated 54 Properties, consisting of approximately 7.2 million square feet of owned space. Twenty-two of the Properties have been acquired since January 1, 1998, and may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these Properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We cannot assure you that we will succeed with this integration or effectively manage additional properties. We also cannot assure you that newly acquired properties will perform as expected.

      INFLUENCE OF CERTAIN AFFILIATES. Stuart Tanz, our Chairman, President and Chief Executive Officer, through his and his families' ownership interests in Revenue Properties Company Limited ("RPC") and RPC's ownership of Pan Pacific Development (U.S.), Inc. ("PPD (U.S.)"), owns or controls over 50% of our total outstanding shares of common stock as of March 15, 1999. In addition, PPD (U.S.) has the right to nominate certain of our directors. Consequently, although the Tanz family will not be able to take action on our behalf without the concurrence of other members of our Board of Directors, they may be able to exert substantial influence over our affairs. This influence might not be consistent with the interest of other stockholders. In addition, there may be conflicts between the interests of the public stockholders of RPC and our public stockholders.

      DEPENDENCE ON KEY MANAGEMENT PERSONNEL. Our executive officers have substantial experience in owning, operating, managing, acquiring and developing shopping centers. We believe that our success will depend in large part upon their efforts. If any key management personnel do not remain in our employ, we could be materially adversely affected.

      DEBT FINANCING AND EXISTING DEBT MATURITIES. We are subject to risks normally associated with debt financing, including:

            o The risk that our cash flow will be insufficient to meet required payments of principal and interest;

            o The risk that existing indebtedness on the Properties (which in all cases will not have been fully amortized at maturity) will not be able to be refinanced; or

            o The terms of such refinancing will not be as favorable as the terms of existing indebtedness.

      At December 31, 1998, we had outstanding indebtedness of approximately $282,524,000, including unamortized note payable premiums totaling $1,958,000, which will mature over 14 years. Since we anticipate that only a small portion of the principal of the indebtedness will be repaid prior to maturity, and that we will not have funds on hand sufficient to repay the balance of the indebtedness in full at maturity, it will be necessary for us to refinance the debt either through additional borrowings or equity or debt offerings. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all this maturing debt. Also, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to refinanced indebtedness would increase. This could adversely affect our cash flow and our ability to make expected distributions to our stockholders. In addition, if we are unable to refinance the indebtedness on acceptable terms, we might dispose of properties upon disadvantageous terms, which might result in losses to us and might adversely affect funds available for distribution to stockholders.

      POTENTIAL DEFAULTS UNDER MORTGAGE FINANCING. At December 31, 1998, we had approximately $142,066,000 in principal amount of mortgage financing. The payment and other obligations under certain of the mortgage financing is secured by cross-collateralized, and cross-defaulted first mortgage liens in the aggregate amount of approximately $53,429,000 on four Properties and $18,768,000 on three Properties. If we are unable to meet our obligations under the mortgage financing, the Properties securing that debt could be foreclosed upon. This could have a material adverse effect on us and our ability to make expected distributions and could threaten our continued viability.

      RISING INTEREST RATES AND VARIABLE RATE DEBT. Advances under our unsecured credit facility may bear interest at a variable rate. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on such indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to pay expected distributions to stockholders. Accordingly, we may in the future engage in other transactions to further limit our exposure to rising interest rates as appropriate and cost effective.

      TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALIFY AS A REIT. Commencing with our taxable year ended December 31, 1997, we believe that we have qualified as a REIT under the Code. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and some on a quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. These requirements involve the determination of various facts and circumstances not entirely within our control. Legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

      If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Moreover, unless we were entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our qualification. This treatment would significantly reduce our net earnings available for distribution to stockholders because of our additional tax liability for the years involved. In addition, distributions to stockholders would no longer be required.

      ACQUISITION AND DEVELOPMENT INVESTMENTS MAY NOT PERFORM AS EXPECTED. We intend to continue acquiring, developing and redeveloping shopping center properties. Acquisitions of retail properties entail risks that investments will fail to perform in accordance with expectations. Estimates of development costs and costs of improvements, to bring an acquired property up to standards established for the market position intended for that property, may prove inaccurate.

      We intend to expand or renovate our Properties from time to time. Expansion and renovation projects generally require expenditure of capital as well as various government and other approvals, the receipt of which cannot be assured. While policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with such activities, we will still incur certain risks, including expenditures of funds on, and devotion of management's time to, projects which may not be completed.

      We anticipate that future acquisitions, development and renovations will be financed through a combination of advances under our unsecured credit facility, other lines of credit and other forms of secured or unsecured financing. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

      It is possible that we will in the future expand our business to new geographic markets. We will not initially possess the same level of familiarity with new markets outside of the geographic areas in which the Properties are currently located. This could adversely affect our ability to acquire, develop, manage or lease properties in any new localities.

      We also intend to develop and construct shopping centers in accordance with our business and growth strategies. Risks associated with our development and construction activities may include:

            o     Abandonment of development opportunities;

            o Construction costs of a property exceeding original estimates, possibly making the property uneconomical;

            o Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

            o Financing may not be available on favorable terms for development of a property; and

            o Construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs.

      In addition, new development activities, regardless of whether they would ultimately be successful, typically require a substantial portion of management's time and attention. Development activities would also be subject to risks relating to our inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations.

      THE PROPERTIES MAY BE SUBJECT TO UNKNOWN ENVIRONMENTAL LIABILITIES. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. They may also be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by these parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants. Liability under these laws may still be imposed even when the contaminants were associated with previous owners or operators and the liability under these laws has been interpreted to be joint and several, unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of these substances may be substantial, and the presence of these substances, or the failure to properly remediate the contamination on the property, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. The presence of contamination at a property can impair the value of the property even if the contamination is migrating onto the property from an adjoining property. Those who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by them. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Sometimes, the remedy to remediate contamination may include deed restriction or institutional control, which can restrict how the property may be used. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination stemming from the site.

      Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs") when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with our ownership and operation of the Properties, we may be potentially liable for these costs.

      Shopping centers may have businesses such as dry cleaners and auto repair or servicing businesses which handle, store and generate small quantities of hazardous wastes. The operation may result in spills or releases from time-to-time that can result in soil or groundwater contamination. Independent environmental consultants have conducted or updated Phase I Environmental Assessments (the "Phase I Assessments") at the Properties. These Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents.

      Our Phase I Assessments of the Properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations taken as a whole, nor are we aware of any such material environmental liability.

      It is still possible that our Phase I Assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, we cannot assure you that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

      NO LIMITATION ON AMOUNT OF INDEBTEDNESS WE MAY INCUR. At December 31, 1998, our debt to total market capitalization ratio was approximately 39.2% (assuming the conversion of PPP LLC units). We currently have a policy of incurring debt only if upon incurrence the debt to total market capitalization ratio would be 50% or less. It should be noted, however, that our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Accordingly, the Board of Directors could alter or eliminate this policy. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and, consequently, reduce the amount available for distribution to stockholders. This could increase the risk of default on our indebtedness.

      CERTAIN TYPES OF LOSSES MAY EXCEED INSURANCE COVERAGE. We carry comprehensive liability, public area liability, fire, earthquake, flood, boiler and machinery, extended coverage and rental loss insurance covering the Properties, with policy specifications and insured limits which we believe are adequate and appropriate under the circumstances. There are, however, certain types of losses that are not generally insured because it is not economically feasible to insure against these losses. If an uninsured loss or a loss exceeding insured limits occurs, we could lose our capital invested in the Property, as well as the anticipated future revenue from the Property. In the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the Property. In these circumstances, any loss would adversely affect us.

      DISPOSITION OF PROPERTIES WITH BUILT-IN GAIN. In connection with our formation, certain entities taxable as "C" corporations were merged either into us or into our subsidiaries which qualified as "qualified REIT subsidiaries". Certain of these entities held 13 properties with "built-in gain" at the time the entities were merged into us or into our subsidiaries. A property has "built-in gain" if (i) on the day it was acquired, the former owner's tax basis in the property was less than the property's fair market value, and (ii) it was acquired in a transaction in which our tax basis in the property was determined by reference to the former owner's tax basis in the property. Under Treasury Regulations which have not yet been promulgated, if these properties are sold within 10 years of the date we acquired them, we will be required to pay taxes on the built-in gain that would have been realized if the merging "C" corporation had liquidated on the day before the date of the mergers. Therefore, we may have less flexibility in determining whether or not to dispose of these properties. If we desire to dispose of these properties at some future date within this 10 year period, we may be subject to tax on the built-in gain.

ITEM 2. PROPERTIES

GENERAL

      As of December 31, 1998, the Properties consist of 54 neighborhood/ community shopping centers containing 8.2 million square feet of which 7.2 million square feet is owned by the Company with the balance owned by certain retailers. The Properties are primarily situated in four key Western U.S. markets including Northern California, Southern California, Nevada and the Pacific Northwest, each of which the Company believes has attractive economic and demographic characteristics. The largest concentration of Properties, consisting of 34% of the total GLA, is located in California (20% of which is located in Northern California and 14% is located in Southern California). Another 20% of the total GLA is located in Nevada and 26% of the total GLA is located in Oregon with 16% located in Washington. In addition, Properties consisting of the remaining 4% of the total GLA are located in New Mexico, Tennessee, Kentucky and Florida. As of December 31, 1998, 96.5% of the Properties' total GLA was leased by 1,197 tenants.

      The Properties are regionally managed under active central control by the Company's executive officers. Property management, leasing, capital expenditures, construction and acquisition decisions are centrally administered at the Company's corporate office. The Company employs property managers at each of its regional offices to oversee and direct the day-to-day operations of the Properties, as well as the on-site personnel. Property managers communicate daily with the Company's corporate offices to implement the Company's policies and procedures.

      As a result of management's in-house leasing program, the Properties benefit from a stable, diversified merchandising mix. At December 31, 1998, 70.1% of the total leased GLA was leased to national tenants, 9.8% leased to regional tenants and 20.1% to local tenants. To promote stability and attract non-anchor tenants, the Company generally enters into long-term leases (typically 15 to 20 years) with major or anchor tenants which usually contain provisions permitting tenants to renew their leases at rates which often include fixed rent increases or CPI adjustments from the prior base rent. At December 31, 1998, anchor tenants leased 59.0% of the total leased GLA, with only 49.6% of anchor-leased GLA (29.3% of the total leased GLA) scheduled to expire within the next 10 years. To take advantage of improving market conditions and changing retail trends, the Company generally enters into shorter term leases (typically three to five years) with non-anchor tenants. The Company's leases are generally on a triple-net basis, which require the tenants to pay their pro rata share of all real property taxes, insurance and property operating expenses.

PROPERTIES

      The following table sets forth certain information for the 54 properties owned at December 31, 1998.



                                                      Gross Leasable Area
                                                      -------------------


                                                                                                                     % Leased
                                             Year                               Tenant                                as of
                                          Completed/    Company  Owned          Owned              Total             12/31/98
Property and Location                      Expanded        (Sq. Ft.)          (Sq. Ft.)          (Sq. Ft.)             (5)
------------------------------------------------------------------------------------------------------------------------------
NORTHERN CALIFORNIA
    Brookvale Shopping Center ........       1968/          131,239                 --            131,239              100.0%
           Fremont, CA                        1989
    Chico Crossroads .................       1988/          267,735                 --            267,735               99.6
           Chico, CA                          1994
    Creekside Center .................        1968           80,911                 --             80,911               98.9
           Hayward, CA
    Fairmont Shopping Center .........        1988          104,281                 --            104,281               96.1
           Pacifica, CA
    Fashion Faire Shopping Center ....        1987           95,255                 --             95,255              100.0
           San Leandro, CA
    Glen Cove Center .................        1990           66,000                 --             66,000               96.8
           Vallejo, CA
    Laguna Village ...................        1996          108,203                 --            108,203              100.0
           Sacramento , CA
    Lakewood Shopping Center .........        1988          107,769                 --            107,769              100.0
           Windsor, CA
    Manteca Marketplace ..............       1972/          172,435                 --            172,435               97.9
           Manteca, CA                        1988
    Monterey Plaza ...................        1990          183,180             49,500            232,680               98.3
           San Jose, CA
    Rosewood Village .................        1988           50,248                 --             50,248               91.6
           Santa Rosa, CA
    Westwood Village Shopping Center .       1981/          102,375                 --            102,375               85.8
           South Redding, CA                  1998
                                                          ---------          ---------          ---------             ------
Total/Weighted Average ...............                    1,469,631             49,500          1,519,131               97.7%
                                                          =========          =========          =========             ======
SOUTHERN CALIFORNIA
    Arlington Courtyard ..............        1991           12,221                 --             12,221               92.8%
           Riverside, CA
    Chino Town Square (2) ............        1987          337,001            188,060            525,061               99.3
           Chino, CA
    Foothill Center ..................        1990           19,541                 --             19,541               69.9
           Rialto, CA
    Laurentian Center ................        1988           97,131                 --             97,131              100.0
           Ontario, CA
    Melrose Village Plaza (2) ........        1990          132,674                 --            132,674               97.8
           Vista, CA
    Palmdale Center ..................        1975           81,050                 --             81,050              100.0
           Palmdale, CA
    San Dimas Marketplace ............        1997          154,020            117,000            271,020              100.0
           San Dimas, CA
    Tustin Heights Shopping Center ...        1983          131,518                 --            131,518              100.0
           Tustin, CA
    Vineyard Village East ............        1992           45,200                 --             45,200              100.0
           Ontario, CA
                                                          ---------          ---------          ---------             ------
Total/Weighted Average ...............                    1,010,356            305,060          1,315,416               98.8%
                                                          =========          =========          =========             ======
PACIFIC NORTHWEST
    24 Hour Fitness Building .........       1989/           40,000                 --             40,000              100.0%
           Hillsboro, OR                      1998
    Bear Creek Plaza .................       1977/          183,998                 --            183,998               95.0
           Medford, OR                        1998
    Canyon Ridge Plaza ...............        1995           81,747            181,300            263,047              100.0
           Kent, WA
    Claremont Village Plaza ..........       1955/           88,706                 --             88,706              100.0
           Everett, WA                        1994
    Hermiston Plaza ..................       1976/          150,396                 --            150,396              100.0
           Hermiston, OR                      1998
    Hood River .......................       1967/          104,162                 --            104,162               80.6
           Hood River, OR                     1979
    Milwaukie Marketplace ............        1989          185,859             10,323            196,182              100.0
           Milwaukie, OR
    Olympia Square ...................        1988          167,721                 --            167,721               94.6
           Olympia, WA
    Olympia West Center ..............       1980/           69,212              3,800             73,012              100.0
           Olympia, WA                        1995
    Oregon City Shopping Center ......       1961/          247,689                 --            247,689               98.2
           Oregon City, OR                    1983
    Oregon Trail Shopping Center .....        1977          210,784                 --            210,784               62.0
           Gresham, OR
    Pacific Commons ..................        1987          151,233             55,241            206,474              100.0
           Spanaway, WA
    Panther Lake .....................        1989           69,090             44,237            113,327               96.7
           Kent, WA
    Pioneer Plaza ....................        1988           96,027                 --             96,027               88.9
           Springfield, OR
    Powell Valley Junction ...........        1990          100,583                 --            100,583               92.9
           Gresham, OR


                                                           Annualized Base Rent
                                                         In Place at 12/31/98 (1)
                                                         --------------------
                                           Total                         Ann.
                                           Number                        Base
                                         of Tenants                      Rent/
                                            as of                       Leased
                                          12/31/98      Ann. Base       Sq. Ft.
Property and Location                        (5)       Rent ($)(1)        (4)         Major Retailers
------------------------------------------------------------------------------------------------------------------------------------
NORTHERN CALIFORNIA
    Brookvale Shopping Center ........       18        $ 1,166,797    $      8.89     Lucky Supermarket, Longs Drugs, Bally Fitness
           Fremont, CA
    Chico Crossroads .................       17          2,033,799           7.63     Food-4-Less, HomeBase
           Chico, CA                                                                  Barnes & Noble, Office Depot
    Creekside Center .................       17            682,940           8.53     Lucky Supermarket, Longs Drugs
           Hayward, CA
    Fairmont Shopping Center .........       28          1,153,508          11.51     Lucky Supermarket, Rite Aid
           Pacifica, CA
    Fashion Faire Shopping Center ....       17          1,329,088          13.95     Ross Dress for Less, Michael's, Pier 1 Imports
           San Leandro, CA
    Glen Cove Center .................       10            821,876          12.86     Safeway Supermarket
           Vallejo, CA
    Laguna Village ...................       14          1,806,851          16.70     United Artists Theatre, 24 Hour Fitness
           Sacramento , CA
    Lakewood Shopping Center .........       28            981,971           9.11     Raley's Supermarket, U.S. Post Office
           Windsor, CA
    Manteca Marketplace ..............       26          1,767,325          10.47     Save Mart Supermarket, Rite-Aid,
           Manteca, CA                                                                Stadium 10 Cinemas, Ben Franklin Crafts
    Monterey Plaza ...................       31          2,547,858          14.15     Wal-Mart, Lucky Supermarket(3), Walgreens
           San Jose, CA
    Rosewood Village .................       18            671,436          14.59     Lad's Supermarket, Bradley Video
           Santa Rosa, CA
    Westwood Village Shopping Center .       21            636,993           7.25     Holiday Market, Rite Aid
           South Redding, CA
                                          -----        -----------    -----------
Total/Weighted Average ...............      245        $15,600,442    $     10.86
                                          =====        ===========    ===========
SOUTHERN CALIFORNIA
    Arlington Courtyard ..............        5        $   138,773    $     12.24    Harvest Christian Bookstore
           Riverside, CA
    Chino Town Square (2) ............       53          4,515,913          13.50     Target (3), Wal-Mart, Mervyn's (3),
           Chino, CA                                                                  Nordstrom Rack, AMC Theaters
    Foothill Center ..................        7            110,756           8.11     PIP Printing
           Rialto, CA
    Laurentian Center ................       25          1,141,008          11.75     Pep Boys, 24 Hour Fitness, Abbey Carpet
           Ontario, CA
    Melrose Village Plaza (2) ........       30          1,401,123          10.80     Lucky Supermarket, Sav-On Drug
           Vista, CA
    Palmdale Center ..................       14            506,241           6.25     Smart & Final, Rite Aid,
           Palmdale, CA                                                               Pic 'N' Save
    San Dimas Marketplace ............       23          2,296,415          14.91     Target, Office Max, Ross Stores,
           San Dimas, CA                                                              Petco
    Tustin Heights Shopping Center ...       21          1,629,570          12.39     Ralphs, Longs Drugs,
           Tustin, CA                                                                 Michael's Arts & Crafts
    Vineyard Village East ............        4            366,946           8.12     Sears, Dunn Edwards
           Ontario, CA
                                          -----        -----------    -----------
Total/Weighted Average ...............      182        $12,106,745    $     12.13
                                          =====        ===========    ===========
PACIFIC NORTHWEST
    24 Hour Fitness Building .........        1        $   466,815    $     11.67     24 Hour Fitness
           Hillsboro, OR
    Bear Creek Plaza .................       24          1,156,265           6.61     Albertsons, Bi-Mart, TJ Maxx,
           Medford, OR                                                                Value Village
    Canyon Ridge Plaza ...............       15            853,890          10.45     Target (3), Top Foods (3), Ross
           Kent, WA                                                                   Dress For Less
    Claremont Village Plaza ..........       14          1,207,154          13.61     QFC Supermarket
           Everett, WA
    Hermiston Plaza ..................       24            755,449           5.02     Safeway Supermarket, Rite Aid
           Hermiston, OR
    Hood River .......................        8            428,983           5.11     Rosauer's Supermarket, Hi School Pharmacy
           Hood River, OR
    Milwaukie Marketplace ............       27          1,640,324           8.83     Albertsons, Rite Aid, Jo-Ann Fabrics
           Milwaukie, OR                                                              & Crafts
    Olympia Square ...................       35          1,788,270          11.28     Albertsons, Ross Dress For Less
           Olympia, WA
    Olympia West Center ..............        6          1,233,399          17.82     Barnes & Noble, Good Guys, Petco
           Olympia, WA
    Oregon City Shopping Center ......       39          1,661,073           6.83     Emporium, Rite Aid Drugs, Fisherman's
           Oregon City, OR                                                            Market, Michael's Arts & Crafts
    Oregon Trail Shopping Center .....       29          1,308,756          10.02     Office Depot, Michael's Arts & Crafts
           Gresham, OR                                                                Mt. Hood Athletic Club
    Pacific Commons ..................       23          1,521,610          10.06     Stockmarket Foods, K-Mart
           Spanaway, WA
    Panther Lake .....................       20            884,010          13.23     Albertson's, Rite Aid
           Kent, WA
    Pioneer Plaza ....................       20            754,567           8.84     Safeway Supermarket
           Springfield, OR
    Powell Valley Junction ...........        6            774,585           8.29     Food-4-Less,
           Gresham, OR                                                                Cascade Athletic Club


(1) Annualized base rent for all leases in place at December 31, 1998 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months of such leases, multiplied by 12.
(2) The company owns a 94% interest in Chino Town Square and 50% interest in Melrose Village Plaza. Table reflects 100% of Property data.
(3)   These retailers own their space and are not tenants of the company.
(4)   Annualized base rent divided by the owned GLA leased at December 31, 1998.
(5)   Percent leased and total number of tenants includes month to month leases.


                                                     Gross Leasable Area
                                                     -------------------


                                                                                                                    % Leased
                                            Year                               Tenant                                as of
                                         Completed/    Company  Owned          Owned              Total             12/31/98
Property and Location                     Expanded        (Sq. Ft.)          (Sq. Ft.)          (Sq. Ft.)             (5)
-----------------------------------------------------------------------------------------------------------------------------
    Sandy Marketplace ................       1985           98,638                 --             98,638              100.0
           Sandy, OR
    Shute Park Plaza .................       1989           58,560                 --             58,560              100.0
           Hillsboro, OR
    Southgate Shopping Center ........      1957/           50,862                 --             50,862              100.0
           Milwaukie, OR                     1986
    Sunset Mall & Office .............      1969/          112,746              2,500            115,246              100.0
           Portland, OR                      1997
    Sunset Square ....................       1989          352,523             11,943            364,466               97.4
           Bellingham, WA
    Tacoma Central ...................      1987/          134,868            165,519            300,387               99.4
           Tacoma, WA                        1994
    Tanasbourne Village ..............       1990          210,992              1,209            212,201              100.0
           Hillsboro, OR
                                                         ---------          ---------          ---------             ------
Total/Weighted Average ...............                   2,966,396            476,072          3,442,468               94.8%
                                                         =========          =========          =========             ======

NEVADA
    Cheyenne Commons .................       1992          362,758                 --            362,758              100.0%
           Las Vegas, NV
    Green Valley Town & Country ......       1990          130,722                 --            130,722               97.2
           Henderson, NV
    Mira Loma Shopping Center                1985           94,361              2,546             96,907               92.4
           Reno, NV
    Rainbow Promenade ................      1995/          228,279                 --            228,279              100.0
           Las Vegas, NV                     1997
    Sahara Pavilion North ............       1989          333,679                 --            333,679               99.4
           Las Vegas, NV
    Sahara Pavilion South ............       1990          160,682                 --            160,682               98.7
           Las Vegas, NV
    Winterwood Pavilion ..............       1990          127,975                 --            127,975               94.8
           Las Vegas, NV
                                                         ---------          ---------          ---------             ------
Total/Weighted Average ...............                   1,438,456              2,546          1,441,002               98.5%
                                                         =========          =========          =========             ======
OTHER
    Country Club Center ..............      1988/           57,626             63,000            120,626               88.2%
           Albuquerque, NM                   1998
    Jumbo Sports .....................       1990           51,542             40,000             91,542               64.0
           Memphis, TN
    Maysville Marketsquare ...........      1991/          126,507             89,612            216,119               96.4
           Maysville, KY                     1993
    Ocoee Plaza ......................       1990           52,242                 --             52,242              100.0
           Ocoee, FL
                                                         ---------          ---------          ---------             ------
Total/Weighted Average ...............                     287,917            192,612            480,529               89.6%
                                                         =========          =========          =========             ======
PORTFOLIO
TOTAL/WEIGHTED AVERAGE ...............                   7,172,756          1,025,790          8,198,546               96.5%
                                                         =========          =========          =========             ======


                                                           Annualized Base Rent
                                                         In Place at 12/31/98 (1)
                                                         --------------------
                                                                         Ann.
                                           Number                        Base
                                         of Tenants                      Rent/
                                            as of                       Leased
                                          12/31/98      Ann. Base       Sq. Ft.
Property and Location                        (5)       Rent ($)(1)        (4)         Major Retailers
------------------------------------------------------------------------------------------------------------------------------------
    Sandy Marketplace ................       20            813,931           8.25     Thriftway Supermarket,
           Sandy, OR                                                                  Hi School Pharmacy
    Shute Park Plaza .................       22            700,748          11.97     True Value
           Hillsboro, OR
    Southgate Shopping Center ........       10            581,959          11.44     Office Max
           Milwaukie, OR
    Sunset Mall & Office .............       27          1,170,971          10.39     Safeway Supermarket, Homespun Crafters
           Portland, OR
    Sunset Square ....................       40          2,718,146           7.92     Ennen's Food, K-Mart,
           Bellingham, WA                                                             Jo-Ann Fabrics & Crafts, Rite Aid
    Tacoma Central ...................       21          2,109,999          15.74     Target (3), Top Food & Drug (3),
           Tacoma, WA                                                                 Office Depot, TJ Maxx, Cineplex Odeon
    Tanasbourne Village ..............       40          2,602,597          12.34     Safeway Supermarket, Rite Aid, Jo-Ann Fabrics
           Hillsboro, OR                                                              & Crafts, Pier 1 Imports
                                          -----        -----------    -----------
Total/Weighted Average ...............      471        $27,133,501    $      9.65
                                          =====        ===========    ===========

NEVADA
    Cheyenne Commons .................       46        $ 4,314,799    $     11.89     Wal-Mart, 24 Hour Fitness,
           Las Vegas, NV                                                              Ross Dress For Less
    Green Valley Town & Country ......       36          1,736,728          13.67     Lucky/Sav-On Superstore
           Henderson, NV
    Mira Loma Shopping Center                18            882,488          10.12     Scolari's Market, Longs Drugs
           Reno, NV
    Rainbow Promenade ................       26          3,260,475          14.28     United Artists Theatre,  Barnes & Noble,
           Las Vegas, NV                                                              Linens 'N Things, Office Max, Cost Plus
    Sahara Pavilion North ............       69          4,325,676          13.04     Vons, Longs Drugs, TJ Maxx,
           Las Vegas, NV                                                              Sheplers, Border's Books
    Sahara Pavilion South ............       22          2,209,731          13.93     Sports Authority, Office Max,
           Las Vegas, NV                                                              Michael's Arts & Crafts
    Winterwood Pavilion ..............       23          1,095,804           9.03     Vons, Heilig-Meyer Furniture
           Las Vegas, NV
                                          -----        -----------    -----------
Total/Weighted Average ...............      240        $17,825,701    $     12.58
                                          =====        ===========    ===========
OTHER
    Country Club Center ..............       19        $   580,994    $     11.43     Furr's Supermarket (3)
           Albuquerque, NM
    Jumbo Sports .....................       10            368,619          11.17     Jumbo Sports (3), Hancock Fabrics
           Memphis, TN
    Maysville Marketsquare ...........       17            844,875           6.93     Wal-Mart (3), Kroger Company
           Maysville, KY                                                              J.C. Penney
    Ocoee Plaza ......................       13            371,902           7.12     Food Lion, Family Dollar
           Ocoee, FL
                                          -----        -----------    -----------
Total/Weighted Average ...............       59        $ 2,166,390    $      8.40
                                          =====        ===========    ===========
PORTFOLIO
TOTAL/WEIGHTED AVERAGE ...............    1,197        $74,832,779    $     10.81
                                          =====        ===========    ===========


(1) Annualized base rent for all leases in place at December 31,1998 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months of such leases, multiplied by 12.
(2) The company owns a 94% interest in Chino Town Square and 50% interest in Melrose Village Plaza Table reflects 100% of Property data.
(3)   These retailers own their space and are not tenants of the company.
(4)   Annualized base rent divided by the owned GLA leased at December 31, 1998.
(5)   Percent leased and total number of tenants includes month to month leases.

NATIONAL, REGIONAL AND LOCAL TENANT SUMMARY

      The following table sets forth certain information regarding the Company's national, regional and local tenants at each Property owned at December 31, 1998.


                                              NATIONAL TENANTS (1)          REGIONAL TENANTS (1)           LOCAL TENANTS (1)
                                          ----------------------------   ---------------------------  ---------------------------
                                                         % OF PROPERTY                 % OF PROPERTY                % OF PROPERTY
                                          % OF PROPERTY    ANN. BASE     % OF PROPERTY   ANN. BASE    % OF PROPERTY    ANN. BASE
PROPERTY                                    LEASED GLA      RENT (2)       LEASED GLA     RENT (2)      LEASED GLA     RENT (2)
----------------------------------------------------------------------   ---------------------------  ---------------------------
NORTHERN CALIFORNIA
    Brookvale Shopping Center .......          89.11%          79.74%          0.00%          0.00%        10.89%          20.26%
    Chico Crossroads ................          98.61           97.54             --             --          1.39            2.46
    Creekside Center ................          76.64           57.55           1.82           3.27         21.54           39.18
    Fairmont Shopping Center ........          67.57           51.35             --             --         32.43           48.65
    Fashion Faire Place .............          76.68           69.57             --             --         23.32           30.43
    Glen Cove Center ................          84.04           77.82             --             --         15.96           22.18
    Laguna Village ..................          80.27           79.27           5.97           5.01         13.77           15.71
    Lakewood Shopping Center ........          79.41           69.00           1.37           1.78         19.21           29.22
    Manteca Marketplace .............          36.60           33.50          50.80          49.00         12.60           17.50
    Monterey Plaza ..................          80.55           66.90           1.65           3.01         17.80           30.09
    Rosewood Village ................          10.42           16.30          44.98          39.47         44.60           44.23
    Westwood Village Shopping Center           42.40           48.73           2.08           2.78         55.53           48.49
                                          --------------------------     -------------------------    --------------------------
WEIGHTED AVERAGE ....................          73.91%          66.07%          8.44%          8.68%        17.64%          25.24%

SOUTHERN CALIFORNIA
    Arlington Courtyard .............          21.58%          29.74%         45.41%         33.33%        33.01%          36.93%
    Chino Town Square ...............          83.22           76.10           6.40           9.62         10.38           14.28
    Foothill Center .................          23.48           19.91             --             --         76.52           80.09
    Laurentian  Center ..............          47.30           49.33          20.78          16.62         31.93           34.04
    Melrose Village Plaza ...........          77.82           71.17           1.03           1.47         21.15           27.35
    Palmdale Shopping Center ........          85.74           69.86             --             --         14.26           30.14
    San Dimas Marketplace ...........          91.64           88.40           1.67           2.15          6.69            9.45
    Tustin Heights Shopping Center ..          77.89           64.71           7.67           9.41         14.44           25.88
    Vineyard Village East ...........          57.52           42.51          42.48          57.49            --              --
                                          --------------------------     -------------------------    --------------------------
WEIGHTED AVERAGE ....................          77.24%          71.48%          8.05%          9.13%        14.71%          19.39%

PACIFIC NORTHWEST
    24 Hour Fitness .................         100.00%         100.00%          0.00%          0.00%         0.00%           0.00%
    Bear Creek Plaza ................          84.41           73.50           9.08          13.68          6.52           12.81
    Canyon Ridge Plaza ..............          83.70           82.16          10.20          10.90          6.11            6.94
    Claremont Village ...............          68.22           71.02           6.91           7.18         24.87           21.79
    Hermiston Plaza .................          66.65           40.69          15.32          20.13         18.03           39.18
    Hood River Shopping Center ......          10.89           11.77          50.52          61.76         38.59           26.48
    Milwaukie Marketplace ...........          75.46           52.68           2.15           7.56         22.39           39.77
    Olympia Square ..................          72.42           63.82          17.99          24.30          9.59           11.87
    Olympia West Center .............          71.95           76.43          19.57          18.16          8.47            5.41
    Oregon City Shopping Center .....          65.82           45.11           5.27          13.91         28.91           40.99
    Oregon Trail Shopping Center ....          53.96           53.34           5.55          10.49         40.49           36.16
    Pacific Commons Shopping Center .          69.49           64.40           2.15           2.48         28.37           33.12
    Panther Lake ....................          61.35           51.99           8.96           8.96         29.69           39.06
    Pioneer Plaza ...................          17.68           16.50          10.73          20.44         71.59           63.07
    Powell Valley Junction ..........          64.20           60.98             --             --         35.80           39.02


(1) The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region (i.e., northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2) Annualized base rent for all leases in place at December 31, 1998 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

                                              NATIONAL TENANTS (1)          REGIONAL TENANTS (1)           LOCAL TENANTS (1)
                                          ----------------------------   ---------------------------  ---------------------------
                                                         % OF PROPERTY                 % OF PROPERTY                % OF PROPERTY
                                          % OF PROPERTY    ANN. BASE     % OF PROPERTY   ANN. BASE    % OF PROPERTY    ANN. BASE
PROPERTY                                    LEASED GLA      RENT (2)       LEASED GLA     RENT (2)      LEASED GLA     RENT (2)
----------------------------------------------------------------------   ---------------------------  ---------------------------
    Sandy Marketplace ...............          31.00           31.62          22.41          17.60         46.59           50.78
    Shute Park Plaza ................          25.85           19.48          15.96          20.39         58.19           60.12
    Southgate Shopping Center .......          70.63           62.12          10.69          13.24         18.67           24.64
    Sunset Mall & Office ............          48.92           26.97           6.84          12.18         44.24           60.86
    Sunset Square ...................          63.34           48.22          29.83          39.43          6.82           12.35
    Tacoma Central ..................          68.64           52.29          26.59          41.98          4.77            5.73
    Tanasbourne Village .............          61.10           50.59          14.28          20.36         24.62           29.06
                                          --------------------------     -------------------------    --------------------------
WEIGHTED AVERAGE ....................          62.50%          53.50%         14.02%         19.13%        23.48%          27.37%

NEVADA
    Cheyenne Commons ................          90.32%          81.34%          0.68%          1.42%         8.99%          17.24%
    Green Valley Town & Country .....          51.47           40.07           3.69           5.50         44.84           54.43
    Mira Loma Shopping Center .......          27.32           28.14           1.52           2.02         71.16           69.84
    Rainbow Promenade ...............          90.06           83.99           1.75           3.10          8.18           12.91
    Sahara Pavilion North ...........          71.70           61.74          11.14          12.44         17.17           25.82
    Sahara Pavilion South ...........          80.00           73.95           6.43           7.61         13.57           18.44
    Winterwood Pavilion .............          74.91           66.47           9.73           6.44         15.36           27.09
                                          --------------------------     -------------------------    --------------------------
WEIGHTED AVERAGE ....................          76.37%          68.70%          5.06%          5.91%        18.57%          25.39%

OTHER
    Country Club Center .............          25.86%          34.69%          5.90%          6.51%        68.24%          58.80%
    Jumbo Sports ....................          54.58           57.06             --             --         45.42           42.94
    Maysville Market Square .........          90.44           87.84           4.30           5.20          5.26            6.95
    Ocoee Plaza .....................          77.44           75.28             --             --         22.56           24.72
                                          ==========================     =========================    ==========================
WEIGHTED AVERAGE ....................          70.41%          66.08%          3.19%          3.77%        26.39%          30.16%
                                          ==========================     =========================    ==========================

PORTFOLIO WEIGHTED AVERAGE ..........          70.13%          63.04%          9.76%         11.71%        20.11%          25.24%
                                          ==========================     =========================    ==========================

(1) The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region (i.e., northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2) Annualized base rent for all leases in place at December 31, 1998 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

ANCHOR AND NON-ANCHOR TENANT SUMMARY

     The following table sets forth certain information regarding anchor and non-anchor tenants at December 31, 1998.


                                               ANCHOR TENANTS (1)                   NON-ANCHOR TENANTS (1)
                                          -----------------------------           ---------------------------
                                               %          % OF PROPERTY              %          % OF PROPERTY
                                            OCCUPIED       ANN. BASE              OCCUPIED       ANN. BASE
PROPERTY                                      GLA             RENT                  GLA             RENT
-------------------------------------------------------------------------------------------------------------

NORTHERN CALIFORNIA
    Brookvale Shopping Center ........           73.59%          46.63%                26.41%          53.37%
    Chico Crossroads .................           85.56           76.29                 14.44           23.71
    Creekside Center .................           65.80           27.09                 34.20           72.91
    Fairmont Shopping Center .........           52.14           28.50                 47.86           71.50
    Fashion Faire Place ..............           54.66           38.04                 45.34           61.96
    Glen Cove Center .................           78.79           71.06                 21.21           28.94
    Laguna Village ...................           79.27           78.23                 20.73           21.77
    Lakewood Shopping Center .........           52.41           34.54                 47.59           65.46
    Manteca Marketplace ..............           58.20           52.45                 41.80           47.55
    Monterey Plaza ...................           56.37           29.88                 43.63           70.12
    Rosewood Village .................               -               -                100.00          100.00
    Westwood Village Shopping Center .           66.76           48.71                 33.24           51.29
                                          -----------------------------           ---------------------------
WEIGHTED AVERAGE .....................           65.00%          47.69%                35.00%          52.31%

SOUTHERN CALIFORNIA
    Arlington Courtyard ..............            0.00%           0.00%               100.00%         100.00%
    Chino Town Square ................           63.29           54.21                 36.71           45.79
    Foothill Center ..................               -               -                100.00          100.00
    Laurentian  Center ...............           37.47           33.62                 62.53           66.38
    Melrose Village Plaza ............           53.17           42.01                 46.83           57.99
    Palmdale Shopping Center .........           75.79           47.55                 24.21           52.45
    San Dimas Marketplace ............           46.88           39.27                 53.12           60.73
    Tustin Heights Shopping Center ...           62.36           40.69                 37.64           59.31
    Vineyard Village East ............           57.52           42.51                 42.48           57.49
                                          -----------------------------           ---------------------------
WEIGHTED AVERAGE .....................           56.06%          44.37%                43.94%          55.63%

PACIFIC NORTHWEST
    24 Hour Fitness ..................          100.00%         100.00%                 0.00%           0.00%
    Bear Creek Plaza .................           71.29           54.14                 28.71           45.86
    Canyon Ridge Plaza ...............           33.27           21.86                 66.73           78.14
    Claremont Village ................           44.65           44.78                 55.35           55.22
    Hermiston Plaza ..................           72.09           38.12                 27.91           61.88
    Hood River Shopping Center .......           80.05           57.16                 19.95           42.84
    Milwaukie Marketplace ............           49.81           30.39                 50.19           69.61
    Olympia Square ...................           49.24           35.86                 50.76           64.14
    Olympia West Center ..............           56.65           62.26                 43.35           37.74
    Oregon City Shopping Center ......           71.10           43.43                 28.90           56.57
    Oregon Trail Shopping Center .....           48.65           35.69                 51.35           64.31
    Pacific Commons Shopping Center ..           50.43           47.92                 49.57           52.08
    Panther Lake .....................           38.10           22.04                 61.90           77.96
    Pioneer Plaza ....................           55.10           40.64                 44.90           59.36
    Powell Valley Junction ...........           87.34           78.50                 12.66           21.50


(1) Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2) Annualized base rent for all leases in place in which tenants are in occupancy at December 31, 1998 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

                                               ANCHOR TENANTS (1)                    NON-ANCHOR TENANTS (1)
                                          -----------------------------           ---------------------------
                                               %          % OF PROPERTY              %          % OF PROPERTY
                                            OCCUPIED       ANN. BASE              OCCUPIED       ANN. BASE
PROPERTY                                      GLA             RENT                  GLA             RENT
-------------------------------------------------------------------------------------------------------------
    Sandy Marketplace ................           51.60           42.46                 48.40           57.54
    Shute Park Plaza .................               -               -                100.00          100.00
    Southgate Shopping Center ........           58.98           45.36                 41.02           54.64
    Sunset Mall & Office .............           42.57           18.77                 57.43           81.23
    Sunset Square ....................           75.35           54.47                 24.65           45.53
    Tacoma Central ...................           65.75           61.58                 34.25           38.42
    Tanasbourne Village ..............           47.62           30.87                 52.38           69.13
                                          -----------------------------           ---------------------------
WEIGHTED AVERAGE                                 59.09%          43.47%                40.91%          56.53%

NEVADA
    Cheyenne Commons .................           67.56%          45.22%                32.44%          54.78%
    Green Valley Town & Country ......           38.62           21.74                 61.38           78.26
    Mira Loma ........................           64.61           52.53                 35.39           47.47
    Rainbow Promenade ................           65.13           55.75                 34.87           44.25
    Sahara Pavilion North ............           48.49           29.36                 51.51           70.64
    Sahara Pavilion South ............           59.51           39.27                 40.49           60.73
    Winterwood Pavilion ..............           55.90           32.71                 44.10           67.29
                                          -----------------------------           ---------------------------
WEIGHTED AVERAGE                                 57.99%          39.83%                42.01%          60.17%

OTHER
    Country Club Center ..............            0.00%           0.00%               100.00%         100.00%
    Jumbo Sports .....................               -               -                100.00          100.00
    Maysville Market Square ..........           65.63           60.33                 34.37           39.67
    Ocoee Plaza ......................           47.85           45.71                 52.15           54.29
                                          -----------------------------           ---------------------------
WEIGHTED AVERAGE                                 40.60%          31.22%                59.40%          68.78%
                                          -----------------------------           ---------------------------

    PORTFOLIO WEIGHTED AVERAGE .......           58.95%          43.25%                41.05%          56.75%
                                          =============================           ===========================


(1) Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2) Annualized base rent for all leases in place in which tenants are in occupancy at December 31, 1998 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

MAJOR TENANTS


      The following table summarizes certain information regarding tenants which individually accounted for 1.0% or more of the annualized base rent at December 31, 1998.

                                                                             ANNUALIZED BASE RENT IN PLACE AT 12/31/98
                                                                           ---------------------------------------------
                                              LEASED GLA      % OF TOTAL       TOTAL          ANN. BASE       % OF TOTAL
                               NUMBER OF     AS OF 12/31/98     LEASED       ANN. BASE       RENT/SQ. FT.     ANN. BASE
      TENANT                     LEASES       (SQ. FT.)          GLA       RENT ($) (1)        ($) (2)           RENT
--------------------           ----------    --------------   ----------   ------------      -----------      ----------
Wal-Mart                                3         316,588          4.63%    $2,836,372           $8.96           3.85%
Lucky/Albertson's/Sav-On(3)             9         344,107          5.04      2,177,727            6.33           2.96
24 Hour Fitness                         4         125,675          1.84      1,713,238           13.63           2.33
Vons/Safeway                            6         292,756          4.28      1,636,988            5.59           2.22
Rite Aid                               12         268,674          3.93      1,363,664            5.08           1.85
United Artists Theatre                  2          88,196          1.29      1,361,109           15.43           1.85
Office Max, Inc.                        4         111,050          1.63      1,192,212           10.74           1.62
Ross Dress for Less                     5         126,393          1.85      1,042,254            8.25           1.41
Barnes & Noble                          3          70,573          1.03        999,250           14.16           1.36

                               ----------    -------------    ----------   ------------      -----------      ---------

TOTAL                                  48       1,744,012         25.52%   $14,322,814           $8.21          19.45%
                               ==========    =============    ==========   ============      ===========      =========

(1) Annualized base rent for all leases in place at December 31, 1998 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.
(2)   Annualized base rent divided by, gross leasable area at December 31, 1998.
(3) Combination of Lucky, Albertson's and Sav-On is pro-forma and anticipates their proposed merger is completed.

LEASE EXPIRATIONS

     The following schedules set forth certain information regarding lease expirations for the properties for each of the ten years beginning with 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                           LEASE EXPIRATION ANALYSIS
                                   ALL LEASES

                                                                                  ANNUALIZED BASE RENT IN PLACE AT 12/31/98
                                                                               -----------------------------------------------
                      LEASE        NUMBER OF        GLA UNDER                   TOTAL ANN.                        ANN. BASE
                   EXPIRATION       LEASES          EXPIRING         % OF      BASE RENT ($)      % OF ANN.          RENT
TENANT                YEAR         EXPIRING      LEASES(SQ.FT.)      GLA           (2)            BASE RENT      ($/SQ. FT)(3)
------             ----------      ---------     ---------------    ------     -------------      ---------      -------------
1...............      1999             149            492,858         7.21         4,740,855          6.43             9.62
2...............      2000             207            628,661         9.20         7,831,378         10.63            12.46
3...............      2001             204            642,880         9.41         7,354,458          9.98            11.44
4...............      2002             178            542,870         7.94         7,200,510          9.77            13.26
5...............      2003             159            637,508         9.33         7,252,654          9.84            11.38
6...............      2004              46            329,757         4.83         2,840,375          3.86             8.61
7...............      2005              35            351,038         5.14         3,704,093          5.03            10.55
8...............      2006              27            337,720         4.94         3,744,394          5.08            11.09
9...............      2007              30            220,145         3.22         2,615,649          3.55            11.88
10..............      2008              29            421,810         6.17         3,660,683          4.97             8.68
11 and after          2009+            100          2,228,015        32.61        22,740,417         30.86            10.21
                                     -----          ---------       ------       -----------        ------           ------
TOTAL/WEIGHTED AVERAGE               1,164          6,833,262       100.00%      $73,685,466        100.00%          $10.78
                                     =====          =========       ======       ===========        ======           ======

                              ALL ANCHOR LEASES(1)

                                                                                  ANNUALIZED BASE RENT IN PLACE AT 12/31/98
                                                                               -----------------------------------------------
                      LEASE        NUMBER OF        GLA UNDER                   TOTAL ANN.                        ANN. BASE
                   EXPIRATION       LEASES          EXPIRING         % OF      BASE RENT ($)      % OF ANN.          RENT
TENANT                YEAR         EXPIRING       LEASES(SQ.FT.)     GLA           (2)            BASE RENT      ($/SQ. FT)(3)
------             ----------      ---------     ---------------    ------     -------------      ---------      -------------
1...............      1999               5            184,371         4.58           670,605          2.10             3.64
2...............      2000               9            199,112         4.94         1,392,470          4.37             6.99
3...............      2001               8            203,421         5.05           980,622          3.08             4.82
4...............      2002               4            127,202         3.16           796,701          2.50             6.26
5...............      2003               9            230,239         5.72         1,604,019          5.03             6.97
6...............      2004               5            159,139         3.95           701,434          2.20             4.41
7...............      2005              10            244,772         6.08         1,993,662          6.26             8.14
8...............      2006               5            216,091         5.36         2,124,944          6.67             9.83
9...............      2007               5            111,730         2.77           870,137          2.73             7.79
10..............      2008               7            323,070         8.02         2,036,271          6.39             6.30
11 and after....      2009+             53          2,028,841        50.37        18,698,930         58.67             9.22
                                     -----          ---------       ------       -----------        ------           ------
TOTAL/WEIGHTED AVERAGE                 120          4,027,988       100.00%      $31,870,395        100.00%          $ 7.91
                                     =====          =========       ======       ===========        ======           ======

Note: Number of Leases expiring does not include tenants on a month-to-month agreement, whose combined occupancy totals 47,043 sq. ft.

(1) The company defines anchors as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2) Annualized base rent for all leases in place at December 31, 1998 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(3) Annualized base rent divided by gross leasable area at December 31, 1998.

                            ALL NON-ANCHOR LEASES(1)

                                                                                       ANNUALIZED BASE RENT IN PLACE AT 12/31/98
                                                                                    ------------------------------------------------
                          LEASE        NUMBER OF       GLA UNDER                      TOTAL ANN.                       ANN. BASE
                       EXPIRATION       LEASES          EXPIRING         % OF       BASE RENT ($)      % OF ANN.          RENT
TENANT                    YEAR         EXPIRING       LEASES(SQ.FT.)      GLA            (2)           BASE RENT      ($/SQ. FT.)(3)
------                 ----------      ---------     ---------------   ---------    -------------      ---------      --------------
1 .......................  1999             144          308,487         11.00         4,070,250          9.73            13.19
2 .......................  2000             198          429,549         15.31         6,438,909         15.40            14.99
3 .......................  2001             196          439,459         15.66         6,373,837         15.24            14.50
4 .......................  2002             174          415,668         14.82         6,403,809         15.31            15.41
5 .......................  2003             150          407,269         14.52         5,648,036         13.51            13.87
6 .......................  2004              41          170,618          6.08         2,138,941          5.12            12.54
7 .......................  2005              25          106,266          3.79         1,710,432          4.09            16.10
8 .......................  2006              22          121,629          4.34         1,619,451          3.87            13.31
9 .......................  2007              25          108,415          3.86         1,745,512          4.17            16.10
10.......................  2008              22           98,740          3.52         1,624,412          3.89            16.45
11 and after.............  2009 +            47          199,174          7.10         4,041,486          9.67            20.29
                                       ---------     ---------------   ---------    -------------      ---------      -------------
TOTAL/WEIGHTED AVERAGE                    1,044        2,805,274        100.00%      $41,815,075        100.00%          $14.91
                                       =========     ===============   =========    =============      =========      =============


Note: Number of Leases expiring does not include tenants on a month-to-month agreement, whose combined occupancy totals 47,043 sq. ft.

(1) The company defines anchors as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.
(2) Annualized base rent for all leases in place at December 31, 1998 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.
(3)   Annualized base rent divided by gross leasable area at December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party to legal proceedings that arise in the normal course of business, which matters are generally covered by insurance. The resolution of these matters cannot be predicted with certainty. However, in the opinion of management, based upon currently available information, liability under such proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1998, no matters were submitted to a vote of stockholders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock began trading on the New York Stock Exchange ("NYSE") on August 8, 1997, under the symbol "PNP". On March 4, 1999 the Company had approximately 45 stockholders of record and approximately 2,700 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by the Company.

                                                                                 DISTRIBUTIONS
                                                            HIGH        LOW        DECLARED
                                                          -------     -------    -------------
      Third Quarter 1997 (from August 8, 1997)            $20.750     $19.750      $0.2128
      Fourth Quarter 1997                                 $22.000     $19.875      $0.3625
      First Quarter 1998                                  $22.562     $21.375      $0.3800
      Second Quarter 1998                                 $22.750     $19.375      $0.3800
      Third Quarter 1998                                  $22.000     $16.500      $0.3800
      Fourth Quarter 1998                                 $20.500     $17.562      $0.3800

      The fourth quarter 1998 distribution on an annualized basis amounts to $1.52 per share. All distributions will be made by the Company at the discretion of the Board of Directors and will depend upon the earnings of the Company, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, the Company is required to make distributions to holders of its shares in an amount at least equal to 95% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected financial data for the Company on a historical basis. The following data should be read in connection with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.


                    SELECTED CONSOLIDATED FINANCIAL DATA (1)
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                 YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------------
                                                           1998            1997            1996            1995             1994
                                                         --------        --------        --------        --------         --------
STATEMENTS OF OPERATIONS DATA:
Total revenue ...................................        $ 79,253        $ 46,710        $ 35,623        $ 30,767         $ 27,078
Operating and general and administrative
   expenses .....................................          19,765          14,216          12,766          12,775           12,810
Depreciation and amortization ...................          14,298           8,928           7,693           6,340            6,129
Interest expense ................................          18,295          14,057          14,671          12,262           11,405
Income (loss) before extraordinary item .........          26,634           9,356             449            (615)          (3,216)
Net income (loss) ...............................          26,634           8,313             449            (615)          (3,216)
Per share data:
     Income before extraordinary item-diluted (2)            1.35            0.55              --              --               --
     Net income-diluted (2) .....................            1.35            0.49              --              --               --
     Distributions declared .....................            1.52            0.58              --              --               --


                                                               AS OF DECEMBER 31,
                                   ------------------------------------------------------------------------
                                     1998            1997            1996            1995            1994
                                   --------        --------        --------        --------        --------
BALANCE SHEET DATA:
Properties, net ...........        $667,478        $455,514        $264,017        $251,423        $214,554
Total assets ..............         705,541         487,220         293,186         275,690         247,101
Notes payable .............         144,024         108,316         192,915         191,302         160,465
Line of credit payable ....         138,500          62,450              --              --              --
Advances from related party              --              --          32,113          16,482          10,790
Minority interest .........          17,318           1,521           1,539           1,347           1,373
Stockholders' equity ......         383,088         301,055              --              --              --
Owner's equity ............              --              --          61,808          61,359          61,974

(1) The financial data as of the dates and for the periods prior to August 13, 1997 represents the combined financial data of Pan Pacific Development Properties. See Note 1 to the consolidated financial statements.

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

      The Company receives income primarily from rental revenue (including recoveries from tenants) from shopping center properties. As a result of the Company's acquisition and development program, the financial data show increases in total revenue from period to period, largely attributable to: (i) acquisitions; and (ii) a development property placed into operation during 1997.

      The Company has experienced economies of scale as it has grown its portfolio from 25 properties, at the initial pubic offering ("IPO") in August 1997, to 54 properties at December 31, 1998. For example, the Company has experienced a decrease in overhead costs as a percentage of total revenue. As another example, during the year ended December 31, 1998, the Company owned properties comprising a weighted average GLA of 6,026,000 square feet. Total expenses, excluding interest, depreciation and amortization for the year ended December 31, 1998 were $19,765,000 or $3.28 per square foot. By comparison, during the year ended December 31, 1997, the Company owned properties comprising a weighted average GLA of 3,581,000 square feet. Total expenses, excluding interest, depreciation and amortization, for the year ended December 31, 1997 were $14,216,000 or $3.97 per square foot.

      The Company expects that the more significant part of its revenue growth in the next year or two will come from additional acquisitions and rent increases from re-leasing and re-tenanting initiatives, the benefit of the stabilization of the properties acquired during 1998 and the revenue generated from expanded GLA due to the buildout of outparcels.

RESULTS OF OPERATIONS

      Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997.

      Total revenue increased by $32,543,000 or 69.7% to $79,253,000 for the year ended December 31, 1998 as compared to $46,710,000 for the year ended December 31, 1997.

      Rental revenue increased by $26,096,000 or 70.3% to $63,213,000 from $37,117,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in rental revenue resulted principally from the acquisition of San Dimas Marketplace and Bear Creek Plaza in January 1998, Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998, Manteca Marketplace in March 1998, a 24 Hour Fitness building, Panther Lake Shopping Center and Creekside Center in April 1998, Westwood Village Shopping Center and Fashion Faire Shopping Center in May 1998, Pacific Commons Shopping Center in June 1998, Oregon Trail, Hermiston Plaza and Hood River Center in October 1998, and Sandy Marketplace, Southgate Center, Oregon City Shopping Center, Sunset Mall, Mira Loma Shopping Center and Glen Cove Center in November 1998 (collectively, the "1998 Acquisitions") and the benefit of a full year of rental revenue from the acquisition of Chico Crossroads in February 1997, Monterey Plaza in April 1997, Fairmont Shopping Center in May 1997, Lakewood Shopping Center in June 1997, Green Valley Town & Country in August 1997, Rainbow Promenade in September 1997, Claremont Village, Olympia West Center and Tacoma Central in November 1997, Tustin Heights, Palmdale Center and Brookvale Center in December 1997 and the inclusion in operations of Laguna Village Phase II in the third quarter of 1997 (collectively, the "1997 Acquisitions").

      Recoveries from tenants increased by $5,686,000 or 70.7% to $13,728,000 for the year ended December 31, 1998, compared to $8,042,000, for the year ended December 31, 1997. This increase resulted primarily from the 1998 Acquisitions and the 1997 Acquisitions. Recoveries from tenants were 88.3% of property operating expenses and property taxes for the year ended December 31, 1998 as compared to 86.2% of the same expenses for the same period in 1997.

      Property expenses include property operating expenses and property taxes. Property operating expenses increased by $3,671,000 or 59.8% from $6,142,000 to $9,813,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in property operating expenses was primarily attributable to the 1998 Acquisitions and the 1997 Acquisitions. Property taxes increased by $2,548,000 or 80.0% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in property taxes was also primarily the result of the 1998 Acquisitions and the 1997 Acquisitions.

      Depreciation and amortization increased by $5,370,000 or 60.2% to $14,298,000 from $8,928,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. This was primarily due to the 1998 Acquisitions, the 1997 Acquisitions and amortization for current year additions of tenant improvements and leasing commissions.

      Interest expense increased by $4,238,000 or 30.2% to $18,295,000 from $14,057,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily as a result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance acquisitions, interest expense related to the assumption of fixed rate mortgages on Tacoma Central and Olympia West in the fourth quarter of 1997, interest expense on the fixed rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998 as well as interest expense on the fixed rate mortgages assumed related to Sunset Mall, Oregon City Shopping Center, Sandy Marketplace and Southgate Center in the fourth quarter of 1998. These increases were offset by decreases in interest expense related to the repayment of debt of approximately $134,000,000 in August 1997 in connection with the Company's IPO and approximately $82,000,000 in May 1998 in connection with the Company's secondary offering.

      General and administrative expenses increased by $186,000 or 4.7% to $4,109,000 from $3,923,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997. This increase was primarily attributable to annual salary increases and costs associated with additional staffing necessitated by the acquisitions. These increases were partially offset by a decrease in the management fee paid to Revenue Properties Company Limited ("RPC") as that fee is no longer being charged effective with the completion of the IPO. As a percentage of total revenue, general and administrative expenses were 5.2% and 8.4% for the years ended December 31, 1998 and 1997, respectively.

      Other expenses consist primarily of loan guaranty fees and the expensing of due diligence costs for acquisitions that are not completed. Other expenses decreased by $856,000 or 88.8% to $108,000 from $964,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997. The decrease was primarily due to loan guaranty fees paid to RPC which are no longer being charged as the debt which was guaranteed was paid off in August 1997 in connection with the IPO.

      In 1997, as part of the Formation Transactions (see Note 1 to the consolidated financial statements located elsewhere in this report), $134,217,000 of notes payable were repaid. In connection with the early payoff of these notes, an extraordinary loss of $1,043,000 was recorded which included prepayment penalties and the write-off of unamortized financing costs and loan premium.

      The following table compares the operating data for the 19 properties ("Same Properties") that were owned and in operation for the entirety of both years ended December 31, 1998 and 1997:

                                                    1998               1997
                                                -----------        -----------
Revenue:
   Rental ..............................        $28,804,000        $28,462,000
   Recoveries from tenants .............          7,798,000          7,597,000
   Operating income from unconsolidated
      partnerships .....................            948,000            887,000
   Other ...............................            383,000            485,000
                                                -----------        -----------
                                                $37,933,000        $37,431,000
Operating expenses:
   Property operating and property taxes          8,539,000          8,653,000
                                                -----------        -----------
Operating income .......................        $29,394,000        $28,778,000
                                                ===========        ===========

      Operating income for the Same Properties for the year ended December 31, 1998 increased over the same period in the prior year by $616,000 or 2.1%. This increase was attributable to increased rental revenue due to increased occupancy levels primarily at Cheyenne Commons and Chino Town Square. This increase was offset by a decrease in other income primarily due to termination fees recorded in 1997 at Sunset Square. Operating expenses for these Same Properties decreased by $114,000 or 1.3% primarily due to bad debt expense in 1997 at Sunset Square.

      Comparison of the Year Ended December 31, 1997 to the Year Ended December 31, 1996.

      Total revenue increased by $11,087,000 or 31.1% to $46,710,000 for the year ended December 31, 1997 as compared to $35,623,000 for the year ended December 31, 1996.

      Rental revenue increased by $8,767,000 or 30.9% to $37,117,000 from $28,350,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in rental revenue resulted principally from the 1997 Acquisitions. In addition, the inclusion in operations of Laguna Village Phase I in May 1996 added to this increase. Rental revenue also increased as a result of increased occupancy levels, primarily at Canyon Ridge Plaza, Sahara Pavilion North, Chino Town Square and Tanasbourne Village.

      Recoveries from tenants increased by $1,828,000 or 29.4% to $8,042,000 for the year ended December 31, 1997, compared to $6,214,000, for the year ended December 31, 1996. This increase resulted primarily from the 1997 Acquisitions. In addition, 1997 included a full year of recoveries for Laguna Village Phase I. Recoveries from tenants were 86.2% of property operating expenses and property taxes for the year ended December 31, 1997 as compared to 84.4% of the same expenses for the same period in 1996.

      Property expenses include property operating expenses and property taxes. Property operating expenses increased by $1,021,000 or 19.9% from $5,121,000 to $6,142,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in property operating expenses was primarily attributable to the 1997 Acquisitions. In addition, 1997 included a full year of property operating expenses for Laguna Village Phase I. Property taxes increased by $943,000 or 42.0% for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in property taxes was primarily the result of the completion of Laguna Village Phase I in 1996 and the 1997 Acquisitions.

      Depreciation and amortization increased by $1,235,000 or 16.1% to $8,928,000 from $7,693,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996. This was primarily due to the May 1996 completion of Laguna Village Phase I and the 1997 Acquisitions.

      Interest expense decreased by $614,000 or 4.2% to $14,057,000 from $14,671,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily as a result of decreased interest expense relating to the repayment of debt of approximately $134,000,000 in August 1997 in connection with the Company's

IPO. This decrease was partially offset by interest expense related to the debt assumed pursuant to the acquisition of Monterey Plaza in April 1997 which was subsequently repaid in August 1997, the interest expense associated with the Unsecured Credit Facility, the net impact of the December 1996 refinancing of variable rate debt to fixed rate debt and construction loan interest related to the development of Laguna Village Phase I.

      General and administrative expenses increased by $695,000 or 21.5% to $3,923,000 from $3,228,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. This increase was primarily attributable to annual salary increases and costs associated with additional staffing necessitated by the 1997 Acquisitions. Expenses for tax and audit services were also increased as a result of new public reporting requirements. These increases were partially offset by a decrease in the management fee paid to RPC as that fee is no longer being charged effective with the completion of the IPO. As a percentage of total revenue, general and administrative expenses were 8.4% and 9.1% for the years ended December 31, 1997 and 1996, respectively. The Company expects that general and administrative expenses will continue to decrease as a percentage of total revenue in future periods due to economies of scale which the Company anticipates should be realized as additional properties are acquired.

      Other expenses consist primarily of loan guaranty fees and the expensing of due diligence costs for acquisitions that are not completed. Other expenses decreased by $1,209,000 or 55.6% to $964,000 from $2,173,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. The decrease was primarily due to loan guaranty fees paid to RPC which are no longer being charged as the debt which was guaranteed was paid off in August 1997 in connection with the IPO. This decrease was partially offset by the expensing of due diligence costs in 1997 related to potential acquisitions which were not consummated.

      As part of the Formation Transactions (see Note 1 to the consolidated financial statements located elsewhere in this report), $134,217,000 of notes payable were repaid. In connection with the early payoff of these notes, an extraordinary loss of $1,043,000 was recorded which included prepayment penalties and the write-off of unamortized financing costs and loan premium.

      The following table compares the operating data for the 19 properties ("Same Properties") that were owned and in operation for the entirety of both years ended December 31, 1997 and 1996:


                                                    1997               1996
                                                -----------        -----------
Revenue:
   Rental ..............................        $28,462,000        $27,757,000
   Recoveries from tenants .............          7,597,000          6,908,000
   Operating income from unconsolidated             887,000            871,000
      partnerships
   Other ...............................            485,000            432,000
                                                -----------        -----------
                                                $37,431,000        $35,968,000
Operating expenses:
   Property operating and property taxes          8,653,000          8,335,000
                                                -----------        -----------
Operating income .......................        $28,778,000        $27,633,000
                                                ===========        ===========

      Operating income for the Same Properties for the year ended December 31, 1997 increased over the same period in the prior year by $1,145,000 or 4.1%. This increase was attributable to increased rental revenue due to increased occupancy levels primarily at Canyon Ridge Plaza, Cheyenne Commons, Sahara Pavilion North, Chino Town Square and Tanasbourne Village. In addition, there were approximately $153,000 of lease termination fees received at Canyon Ridge Plaza and Sahara Pavilion North in 1997. Property operating expenses for these Same Properties increased by $318,000 or 3.8% for the year ended December 31, 1997, over the same period in the prior year due primarily to increased property tax expense and center enhancement costs such as painting, new awnings, signage and landscaping at Cheyenne Commons as well as increased bad debt expense at Sunset Square.

FUNDS FROM OPERATIONS

      The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper. The Company's computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

      The following table presents the Company's actual Funds from Operations for the year ended December 31, 1998 and actual and pro forma Funds from Operations for the years ended December 31, 1997 and 1996 (see Note 12 to the consolidated financial statements located elsewhere in this report for an explanation of pro forma adjustments):


                                         DECEMBER 31,
                                             1998                 DECEMBER 31, 1997                     DECEMBER 31, 1996
                                        ------------       -------------------------------       -------------------------------
                                            ACTUAL            ACTUAL            PRO FORMA           ACTUAL            PRO FORMA
                                        ------------       ------------       ------------       ------------       ------------
Net income .......................      $ 26,634,000       $  8,313,000       $ 17,537,000       $    449,000       $ 16,361,000
Add:
   Extraordinary loss ............                --          1,043,000                 --                 --                 --
   Depreciation and amortization .        14,298,000          8,928,000          9,484,000          7,693,000          8,738,000
   Depreciation of unconsolidated
      partnerships ...............           211,000            208,000            208,000            214,000            214,000
   Depreciation of non-real estate
      corporate assets ...........          (220,000)          (204,000)          (204,000)          (174,000)          (174,000)
   Minority interest in PPP LLC ..           211,000                 --                 --                 --                 --
                                        ------------       ------------       ------------       ------------       ------------
Funds from Operations ............      $ 41,134,000       $ 18,288,000       $ 27,025,000       $  8,182,000       $ 25,139,000
                                        ============       ============       ============       ============       ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution) ...........        19,662,622         16,866,173                 --                 --                 --
Number of shares of common stock
   assumed to be outstanding .....                --                 --         16,814,012                 --         16,814,012

CASH FLOWS

      Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997.

      Net cash provided by operating activities increased by $24,121,000 to $39,363,000 for the year ended December 31, 1998, as compared to $15,242,000 for the year ended December 31, 1997. The increase was primarily the result of an increase in operating income due to property acquisitions.

      Net cash used in investing activities increased by $527,000 to $166,803,000 for the year ended December 31, 1998, compared to $166,276,000 for the year ended December 31, 1997. The increase was primarily the result of additions to properties for the 1998 Acquisitions, offset by contributions to unconsolidated partnerships in 1997.

      Net cash provided by financing activities decreased by $12,600,000 to $130,199,000 for the year ended December 31, 1998, compared to $142,799,000 for the year ended December 31, 1997. The decrease primarily resulted from a decrease in notes payable payments, offset by a decrease in advances from related party, a decrease in issuance of common stock and an increase in distributions paid.

      Comparison of the Year Ended December 31, 1997 to the Year Ended December 31, 1996.

      Net cash provided by operating activities increased by $8,749,000 to $15,242,000 for the year ended December 31, 1997, as compared to $6,493,000 for the year ended December 31, 1996. The increase was primarily the result of an increase in operating income due to property acquisitions.

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

      Net cash provided by financing activities increased by $127,833,000 to $142,799,000 for the year ended December 31, 1997, compared to $14,966,000 for the year ended December 31, 1996. The increase resulted from amounts drawn on the Company's unsecured line of credit, net proceeds of the IPO including the full exercise of the underwriters' over-allotment option and increases in advances from RPC (see Note 1 to the consolidated financial statements located elsewhere in this report) prior to the IPO for certain of the 1997 Acquisitions. These increases were partially offset by notes payable payments reflecting the paydown of a significant amount of portfolio debt in connection with the IPO.

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

      The Company has conducted an assessment of how it may be impacted by the Year 2000 issue and is implementing a comprehensive plan to address all known aspects of the issue.

      Based on the Company's assessment of its internal computer systems (including related hardware, software, customized applications and network systems) with respect to the Year 2000 issue, the Company determined that its existing network and IBM AS400 operating systems were not Year 2000 compliant. Accordingly, the Company recently replaced its network operating system with a new operating system and expects to complete a conversion to a new software package, which does not run on the IBM AS400 but on a Year 2000 compliant NT platform, by June 30, 1999. The Company believes that these measures, the actual and estimated costs of which have been and are expected to continue to be immaterial in the aggregate, will enable its internal computer systems to be Year 2000 compliant.

      The Company is also reviewing the efforts of its significant tenants, vendors and other service providers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. The Company will review the responses to such letters and questionnaires, assess the impact that the Year 2000 readiness status of such entities may have on the Company's operations, and take whatever action is deemed necessary. Based on responses received to date, there has been no indication that the respondents have any material concerns related to their ability to address all of their known significant Year 2000 issues on a timely basis. The Company anticipates that these review activities will be on-going for 1999 and will include any necessary follow-up efforts. The Company, however, cannot presently estimate the total cost of this phase of its Year 2000 readiness program. Although the review of such entities is continuing, the Company is not currently aware of any third party circumstances with respect to the Year 2000 issue that may have a material adverse impact on the Company. The Company can provide no assurance that the Year 2000 compliance plans of such third parties will be successfully completed in a timely manner.

      Based on the results to date of the Company's internal assessment and external inquiries, the Company does not believe that the Year 2000 issue will pose significant operational problems for the Company or otherwise have a material adverse effect on its results of operations or financial position. Although management believes it has undertaken a careful and thorough analysis, if all Year 2000 issues are not properly identified, or assessment, remediation and testing efforts are not completed in a timely manner with respect to the problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationships with tenants, vendors and other service providers. Further, management believes it has undertaken a careful survey of third party entities and does not believe there to be a material concern based upon the potential third party risks that have been identified, however, there can be no assurance that the Year 2000 issues of these other entities will not have a material adverse effect on the Company's results of operations. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario resulting from the Year 2000 issues as such scenario has not yet been clearly identified.

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes the IPO and related Formation Transactions that were completed in August 1997 and the secondary offering which was completed in May 1998 improved its financial position through changes to its capital structure, which principally included a substantial reduction of its overall debt and its debt-to-equity ratio. In connection with the Formation Transactions, the Company repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding secured debt after the Formation Transactions and the acquisition of Green Valley Town & Country was reduced by approximately $146,000,000. In connection with the secondary offering, the Unsecured Credit Facility was paid down by approximately $82,000,000. These transactions resulted in a significant reduction in interest expense as a percentage of total revenue, 23.1% for the year ended December 31, 1998 and 30.1% for the year ended December 31, 1997. Thus, cash from operations needed to fund debt service requirements was substantially decreased.

      The total market capitalization of the Company at December 31, 1998, was approximately $721,042,000, based on the market closing price at December 31, 1998 of $19.9375 per share (assuming the conversion of PPP LLC's 832,617 units) and the debt outstanding of approximately $282,524,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 39.2% at December 31, 1998. On May 18, 1998 the Company closed its secondary equity offering of 4,348,000 shares of common stock which included the partial exercise of the underwriters' over allotment option. The Company believes that its capital structure combined with its Unsecured Credit Facility enhances the Company's ability to take advantage of acquisition opportunities as well as to provide funds for general corporate purposes.

      In March 1998, the Company obtained an increase to its Unsecured Credit Facility from $150,000,000 to $200,000,000 and a reduction in the borrowing rate thereunder to LIBOR plus 1.375% (which rate is reduced to LIBOR plus 1.25% for as long as the Company's debt-to-book value ratio is .30 or below). The Company had $61,500,000 available under the Unsecured Credit Facility at December 31, 1998. At the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.375% or a reference rate. The weighted average interest rate for amounts borrowed under the Unsecured Credit Facility at December 31, 1998 was 6.58%. The Company anticipates that the Unsecured Credit Facility will continue to be used primarily to acquire additional properties and for general corporate purposes.

      The Company's indebtedness outstanding at December 31, 1998 requires balloon payments of $7,700,000 in 1999, $168,559,000 in 2000, $4,004,000 in
2004, $7,443,000 in 2005, and $67,491,000 in 2007. The balloon payments due in the year 2000 include the balance drawn on the Unsecured Credit Facility at December 31, 1998 of $138,500,000. It is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. At December 31, 1998, 40 of the Company's 54 properties remained unencumbered. The Unsecured Credit Facility, which matures in 2000, is renewable, subject to certain conditions.

      The Company expects to make distributions from cash available for distributions, which the Company believes will exceed historical cash available for distributions due to the reduction in debt service resulting from the repayments of indebtedness described above and from the net cash flows from acquired properties. Amounts accumulated for distributions will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on the Unsecured Credit Facility, if any.

      The following table provides historical distribution information:

                                                                                                                 Distribution
         Quarter Ended               Date Declared              Record Date               Date Paid                Per Share
         -------------               -------------              -----------               ---------              ------------
      September 30, 1997           October 6, 1997            October 22, 1997          October 31, 1997            $0.2128
      December 31, 1997            December 5, 1997           December 29, 1997         January 19, 1998            $0.3625
      March 31, 1998               March 17, 1998             March 31, 1998            April 17, 1998              $0.3800
      June 30, 1998                June 19, 1998              June 30, 1998             July 17, 1998               $0.3800
      September 30, 1998           September 11, 1998         October 5, 1998           October 21, 1998            $0.3800
      December 31, 1998            December 8, 1998           December 22, 1998         January 20, 1999            $0.3800

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

INFLATION

      Substantially all of the leases provide for the recovery of real estate taxes and operating expenses incurred by the Company. In addition, many of the leases provide for fixed base rent increases or indexed escalations (based on the consumer price index or other measures) and percentage rent. The Company believes that inflationary increases in expenses will be substantially offset by expense reimbursements, contractual rent increases and percentage rent described above.

      The Unsecured Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

IMPACT OF ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT ADOPTED BY THE COMPANY

      In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of SOP 98-5 should be reported as a cumulative effect of a change in accounting principle. Management believes that the adoption of SOP 98-5 will not have a material impact on the Company.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

      The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                     Fair
                                 1999        2000        2001        2002        2003    Thereafter     Total      Value(3)
                               --------   ---------   ---------   ---------   ---------  ----------   ---------   ---------
Fixed rate debt (1) (2) ...... $  2,252   $  31,836   $   1,812   $   1,965   $   2,136  $   94,365   $ 134,366   $ 135,117
Average interest rate ........     8.15%       8.15%       8.17%       8.17%       8.17%       8.17%       8.15%       7.61%

Variable rate LIBOR debt (1)..       --   $ 138,500          --          --          --          --   $ 138,500   $ 138,500
Average interest rate ........       --        6.58%         --          --          --          --        6.58%       6.58%

(1)   Principal amounts shown are in thousands.

(2) For purposes of this disclosure, the 1999 fixed rate principal amount excludes $7,700 as that amount was repaid on January 5, 1999.

(3) The fair value of fixed rate debt and variable rate LIBOR debt were determined based on the current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

      Except for the item noted in (2) above, the table incorporates only those exposures that exist as of December 31, 1998, and does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's interest rate fluctuations will depend on the exposures that arise during the period and interest rates.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Certain information required by Part III is omitted from this annual report on Form 10-K in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held in May, 1999 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained in the sections captioned "Proposal One; Election of Directors" and "Compliance with Federal Securities Laws" of the Proxy Statement are incorporated herein by reference.

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


1.    Consolidated Financial Statements:

                                                                        Page (s)
                                                                        --------
      Independent Auditors' Report.....................................    F-1
      Consolidated Balance Sheets as of December 31, 1998
         and 1997......................................................    F-2
      Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996..............................    F-3
      Consolidated Statements of Equity for the years ended
         December 31, 1998, 1997 and 1996..............................    F-4
      Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996..............................    F-5
      Notes to Consolidated Financial Statements.......................    F-7

2.    Consolidated Financial Statement Schedule:

      Schedule III--Properties and Accumulated Depreciation............   F-20

3.    Exhibits

      Exhibit No.                                 Description
      -----------       --------------------------------------------------------

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

      Exhibit No.                                 Description
      -----------       --------------------------------------------------------

            10.10 Purchase and Sale Agreement for Rainbow Promenade (previously filed as Exhibit 10.9 to the Company's filing of Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

            10.11 Purchase and Sale Agreement for Claremont Village Shopping Center (previously filed as Exhibit 10.9 to the Company's filing of Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

            10.12 Purchase and Sale Agreement for Olympia West Plaza Shopping Center (previously filed as Exhibit 10.10 to the Company's filing of Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

            10.13 Purchase and Sale Agreement for Tacoma Central Shopping Center (previously filed as Exhibit 10.11 to the Company's filing of Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

            10.14 Modification Agreement to the Credit Agreement with Bank of America NT & SA (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No. 333-50125) and incorporated herein by reference)

            10.15 Amended and Restated Limited Liability Company Agreement of Pan Pacific (Portland), LLC (previously filed as
                        Exhibit 99.1 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

            10.16 Purchase and Sale and Ground Lease Assignment and Assumption Agreement and Escrow Instructions (previously filed as Exhibit 99.2 to the Company's Form 8-K filed on October 23, 1998 and incorporated herein by reference)

            10.17 First Amendment To Purchase and Sale Ground Lease Assignment and Assumption Agreement and Escrow Instructions (previously filed as Exhibit 99.3 to the Company's Form 8-K Filed October 23, 1998 and incorporated herein by reference)

            10.18 Purchase and Sale Agreement and Escrow Instructions (previously filed as Exhibit 99.4 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

            10.19 Contribution Agreement and Escrow Instructions by and between Portland Fixture Limited Partnership PFMGP, Inc., and Pan Pacific (Portland), LLC dated September 23, 1998, and related amendments (previously filed as Exhibit 99.2 to the Company's Form 8-K filed November 12, 1998 and incorporated herein by reference)

            10.20 Contribution Agreement and Escrow Instructions by and between Portland Fixture Limited Partnership, Independent Member Corp., Byron P. Henry, Steven J. Oliva and Pan Pacific (Portland), LLC dated September 23, 1998, and related amendments (previously filed as Exhibit 99.3 to the Company's Form 8-K filed November 12, 1998 and incorporated herein by reference)

            10.21 Form of First Amendment to Employment Agreement between the Company and Mr. Stuart A. Tanz

            10.22 Form of First Amendment to Non-Qualified Stock Option Agreement between the Company and Mr. Stuart A. Tanz

      Exhibit No.                                 Description
      -----------       --------------------------------------------------------

            10.23 Form of First Amendment to Incentive Stock Option Agreement between the Company and Mr. Stuart A. Tanz

            10.24 Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz

            10.25 Form of First Amendment to Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz

            10.26 Form of First Amendment to Employment Agreement between the Company and Mr. Jeffrey S. Stauffer

            10.27 Restricted Stock Agreement between the Company and Mr. Jeffrey S. Stauffer

            10.28 Form of First Amendment to Restricted Stock Agreement between the Company and Mr. Jeffrey S. Stauffer

            10.29 Form of First Amendment to Employment Agreement between the Company and Mr. David L. Adlard

            10.30 Restricted Stock Agreement between the Company and Mr. David L. Adlard

            10.31 Form of First Amendment to Restricted Stock Agreement between the Company and Mr. David L. Adlard

            10.32 Form of First Amendment to Non-Qualified Stock Option Agreement for Independent Directors

            21.1        Subsidiaries of the Registrant

            23.1        Consent of KPMG LLP

            27.1 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)


      (b)   Reports on Form 8-K.

            1. A Form 8-K was filed on October 23, 1998 for purposes of reporting the acquisition of three shopping centers located in the pacific northwest that occurred on October 9, 1998. No financial statements or pro forma financial information were filed as it was impracticable to do so at the time. An amended 8-K which included the financial statements and pro forma financial information was filed on December 21, 1998.

            2. A Form 8-K was filed on November 12, 1998 for the purposes of reporting the acquisition of four shopping centers located in the pacific northwest that occurred on November 5, 1998 and November 9, 1998. No financial statements or pro forma financial information were filed as it was impracticable to do so at the time. An amended 8-K which included the financial statements and pro forma financial information was filed December 21, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1999.

Pan Pacific Retail Properties, Inc.

By:       /s/ Stuart A. Tanz            By:        /s/ David L. Adlard
     --------------------------------        --------------------------------
             Stuart A. Tanz                          David L. Adlard
     President and Chief Executive            Executive Vice President and
                Officer                          Chief Financial Officer

By:      /s/ Laurie A. Sneve
     --------------------------------
           Laurie A. Sneve, CPA
      Vice President and Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                  Title                             Date
        ---------                                  -----                             ----

/s/ Stuart A. Tanz                      Director, Chairman, Chief Executive     March 19, 1999
--------------------------------        Officer and President
Stuart A. Tanz


/s/ David L. Adlard                     Executive Vice President, Chief         March 19, 1999
--------------------------------        Financial Officer, Treasurer
David L. Adlard                         and Secretary


/s/ Laurie A. Sneve                     Vice President and Controller           March 19, 1999
--------------------------------
Laurie A. Sneve, CPA


/s/ Paul D. Campbell                    Director                                March 19, 1999
--------------------------------
Paul D. Campbell


/s/ Mark J. Riedy                       Director                                March 19, 1999
--------------------------------
Mark J. Riedy


/s/ Bernard M. Feldman                  Director                                March 19, 1999
--------------------------------
Bernard M. Feldman


/s/ Melvin S. Adess                     Director                                March 19, 1999
--------------------------------
Melvin S. Adess


/s/ David P. Zimel                      Director                                March 19, 1999
--------------------------------
David P. Zimel

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Pan Pacific Retail Properties, Inc.:

      We have audited the accompanying consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries (see Note 1) as of December 31, 1998 and 1997, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG LLP

San Diego, California
February 11, 1999, except as to Note 9(f), which is as of March 24, 1999

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  DECEMBER 31,      DECEMBER 31,
ASSETS:                                                                               1998              1997
                                                                                  ------------      ------------
Operating properties, at cost:
   Land                                                                           $    186,891      $    139,959
   Buildings and improvements (including related party development
      and acquisition fees of $1,235)                                                  490,874           313,483
   Tenant improvements                                                                  31,757            32,148
                                                                                  ------------      ------------
                                                                                       709,522           485,590
   Less accumulated depreciation and amortization                                      (42,044)          (30,076)
                                                                                  ------------      ------------
                                                                                       667,478           455,514

Investments in unconsolidated partnerships                                               9,946             9,921
Cash and cash equivalents                                                                2,759                --
Restricted cash                                                                            912               661
Accounts receivable (net of allowance for doubtful accounts of
   $412 and $125, respectively)                                                          2,958             1,626
Accrued rent receivable (net of allowance for doubtful accounts of
   $1,071 and $847, respectively)                                                        9,643             7,620
Notes receivable                                                                         2,411             2,981
Deferred lease commissions (including unamortized related party amounts of
   $2,310 and $2,236, respectively, and net of accumulated
   amortization of $2,093 and $2,023, respectively)                                      2,955             2,683
Prepaid expenses                                                                         5,244             3,860
Other assets                                                                             1,235             2,354
                                                                                  ------------      ------------
                                                                                  $    705,541      $    487,220
                                                                                  ============      ============

LIABILITIES AND EQUITY:
Notes payable                                                                     $    144,024      $    108,316
Line of credit payable                                                                 138,500            62,450
Accounts payable (including related party amounts of $16 and $11,
   respectively)                                                                         5,880             2,183
Accrued expenses and other liabilities (including related party amounts
   of $389 and $692, respectively)                                                       8,504             5,600
Distributions payable (including related party amounts
   of $4,107 and $3,130, respectively)                                                   8,227             6,095
                                                                                  ------------      ------------
                                                                                       305,135           184,644
Minority interests                                                                      17,318             1,521
                                                                                  ------------      ------------

Stockholders' equity:
   Common stock par value $.01 per share, 100,000,000 authorized shares,
      21,162,012 and 16,814,012 shares issued and outstanding
      at December 31, 1998 and 1997, respectively                                          212               168
   Paid in capital in excess of par value                                              481,182           395,313
   Accumulated deficit                                                                 (98,306)          (94,426)
                                                                                  ------------      ------------
                                                                                       383,088           301,055
                                                                                  ------------      ------------
                                                                                  $    705,541      $    487,220
                                                                                  ============      ============


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (NOTE 1)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         FOR THE YEARS ENDED
                                                                             DECEMBER 31,
                                                             --------------------------------------------
                                                                1998             1997             1996
                                                             ----------       ----------       ----------
REVENUE:
   Base rent                                                 $   62,585       $   36,839       $   28,111
   Percentage rent                                                  628              278              239
   Recoveries from tenants                                       13,728            8,042            6,214
   Income from unconsolidated partnerships                          737              409              109
   Other                                                          1,575            1,142              950
                                                             ----------       ----------       ----------
                                                                 79,253           46,710           35,623
                                                             ----------       ----------       ----------


EXPENSES:
   Property operating                                             9,813            6,142            5,121
   Property taxes                                                 5,735            3,187            2,244
   Depreciation and amortization                                 14,298            8,928            7,693
   Interest                                                      18,295           14,057           14,671
   General and administrative                                     4,109            3,923            3,228
   Other                                                            108              964            2,173
                                                             ----------       ----------       ----------
                                                                 52,358           37,201           35,130
                                                             ----------       ----------       ----------

INCOME BEFORE MINORITY INTERESTS
   AND EXTRAORDINARY ITEM                                        26,895            9,509              493
   Minority interests                                              (261)            (153)             (44)
                                                             ----------       ----------       ----------

INCOME BEFORE EXTRAORDINARY ITEM                                 26,634            9,356              449
   Extraordinary loss on early extinguishment of debt                --           (1,043)              --
                                                             ----------       ----------       ----------

NET INCOME                                                   $   26,634       $    8,313       $      449
                                                             ==========       ==========       ==========

Basic earnings per share:
   Income before extraordinary item                          $     1.37       $     0.56       $       --
   Extraordinary item                                        $       --       $    (0.06)      $       --
   Net income                                                $     1.37       $     0.49       $       --
Diluted earnings per share:
   Income before extraordinary item                          $     1.35       $     0.55       $       --
   Extraordinary item                                        $       --       $    (0.06)      $       --
   Net income                                                $     1.35       $     0.49       $       --


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   CONSOLIDATED STATEMENTS OF EQUITY (NOTE 1)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                    RETAINED
                                                             COMMON STOCK           ADDITIONAL      EARNINGS
                                           OWNER'S      -------------------------     PAID-IN    (ACCUMULATED
                                           EQUITY          SHARES        AMOUNT       CAPITAL       DEFICIT)        TOTAL
                                         -----------    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1995             $    61,359             --   $        --   $        --   $        --    $    61,359
Net income                                       449             --            --            --            --            449
                                         -----------    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1996                  61,808             --            --            --            --         61,808
Net proceeds from the initial public
   offering                                       --      8,050,000            80       143,204            --        143,284
Capital contribution from PPD (Note 1)       (61,808)     8,764,012            88       252,109       (93,066)        97,323
Net income                                        --             --            --            --         8,313          8,313
Cash dividends paid and declared                  --             --            --            --        (9,673)        (9,673)
                                         -----------    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1997                      --     16,814,012           168       395,313       (94,426)       301,055
Net proceeds from secondary offering              --      4,348,000            44        85,869            --         85,913
Net income                                        --             --            --            --        26,634         26,634
Cash distributions paid and declared              --             --            --            --       (30,514)       (30,514)
                                         -----------    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1998             $        --     21,162,012   $       212   $   481,182   $   (98,306)   $   383,088
                                         ===========    ===========   ===========   ===========   ===========    ===========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                 (IN THOUSANDS)


                                                                                    FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                        ---------------------------------------------
                                                                          1998              1997              1996
                                                                        ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  26,634         $   8,313         $     449
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                         14,298             8,928             7,693
     Amortization of prepaid financing costs                                  697               453               264
     Income from unconsolidated partnerships                                 (737)             (409)             (109)
     Extraordinary loss on early extinguishment of debt                        --             1,043                --
     Minority interests                                                       261               153                44
     Changes in assets and liabilities:
      Decrease (increase) in restricted cash                                 (251)               36               629
      Decrease (increase) in accounts receivable                           (1,332)             (552)              358
      Increase in accrued rent receivable                                  (2,023)           (1,625)           (1,627)
      Increase in deferred lease commissions                               (1,039)             (906)             (536)
      Increase in prepaid expenses                                         (1,480)             (823)             (575)
      Increase in other assets                                               (609)           (1,424)             (129)
      Increase (decrease) in accounts payable                               1,124               904              (701)
      Increase in accrued expenses and other liabilities                    3,820             1,151               733
                                                                        ---------         ---------         ---------

        Net cash provided by operating activities                          39,363            15,242             6,493
                                                                        ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of and additions to operating properties               (169,140)         (157,650)          (12,860)
     Additions to property under development                                   --            (3,245)           (6,634)
     Increase (decrease) in construction accounts payable and
      accrued expenses                                                      1,656               917              (579)
     Contributions to unconsolidated partnerships                              --            (7,010)             (290)
     Distributions from unconsolidated partnerships                           712                --                --
     Increase in other assets                                                  --                --              (265)
     Acquisitions of and increases in notes receivable                       (144)           (4,651)             (608)
     Collections of notes receivable                                          113             5,363             2,434
                                                                        ---------         ---------         ---------

        Net cash used in investing activities                            (166,803)         (166,276)          (18,802)
                                                                        ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit proceeds                                              177,101            68,500                --
     Line of credit payments                                             (101,051)           (6,050)               --
     Notes payable proceeds                                                    --                --            11,666
     Notes payable payments                                                (2,479)         (123,539)          (10,053)
     Advances from related party                                               --            65,210            15,270
     Payment of financing costs                                              (601)             (216)           (1,170)
     Acquisition of minority interests                                       (160)             (170)               --
     Contributions from minority interests                                     --                --               148
     Payment of prepayment penalties                                           --            (1,035)               --
     Refunds from (payments to) loan escrow                                    43               393              (895)
     Issuance of common stock                                              85,913           143,284                --
     Distributions paid                                                   (28,567)           (3,578)               --
                                                                        ---------         ---------         ---------

        Net cash provided by financing activities                         130,199           142,799            14,966
                                                                        ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                              2,759            (8,235)            2,657
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                     --             8,235             5,578
                                                                        ---------         ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $   2,759         $      --         $   8,235
                                                                        =========         =========         =========
                                                                                                           (Continued)

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1998           1997           1996
                                                                        ----------     ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for interest (net of amounts capitalized of
        $286, $229 and $412, respectively)                              $   17,539     $   14,206     $   15,744
     Income taxes paid                                                  $       20     $       19     $      222

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Transfer from property under development to
        operating properties                                            $       --     $    5,907     $    9,327
     Transfer from property under development to
        prepaid financing costs                                         $       --     $       --     $      116
     Transfer from property under development to
        deferred lease commissions                                      $       --     $      119     $      197
     Transfer of acquisition deposits (included in other assets)
        to operating properties                                         $    1,465     $       --     $       --
     Notes payable assumed upon acquisition of operating
        properties                                                      $   38,187     $   37,421     $       --
     Wrap-around note receivable and note payable assumed               $       --     $    1,519     $       --
     Transfer of notes receivable to operating properties
        through foreclosure                                             $      601     $    1,283     $       --
     Acquisition of minority interest                                   $   15,722     $       --     $       --
     Additions to loan fees and accounts payable                        $       --     $       --     $      158
     Reclassification of advances from related party to
        stockholders' equity                                            $       --     $   97,323     $       --
     Distributions payable                                              $    8,227     $    6,095     $       --


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (TABULAR AMOUNTS ARE IN
                    THOUSANDS, EXCEPT OPTION AND SHARE DATA)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      Pan Pacific Realty Corporation was incorporated in the state of Maryland on April 16, 1997 (inception) and subsequently changed its name to Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the "Company"). The Company was formed to continue to operate and expand the shopping center business conducted by Pan Pacific Development (U.S.) Inc. ("PPD"), a wholly-owned subsidiary of Revenue Properties Company Limited ("Revenue Properties"), and its subsidiaries related to the ownership, leasing and management of its neighborhood and community shopping centers and a medical office building ("Pan Pacific Development Properties"). As of December 31, 1998, the Company owns a portfolio comprised of 54 properties located primarily in the Western region of the United States. Commencing with its taxable year ended December 31, 1997, the Company believes it qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code.

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

      The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation Transactions"):

      o Certain properties were transferred by PPD entities to the Company and certain PPD entities were merged with and into the Company.

      o     PPD advanced cash of $26,486,000 to the Company (the "PPD
            Contribution").

      o The Company obtained a $150,000,000 unsecured credit facility (the "Unsecured Credit Facility") which has been and is expected to be used to finance additional shopping center acquisitions and for other corporate purposes.

      o A portion of the estimated net proceeds of the Offering and the PPD Contribution were used by the Company to repay indebtedness of the Company and to pay transaction costs, including fees and expenses associated with the Unsecured Credit Facility.

      The transfer of certain properties and the merger of certain PPD entities with and into the Company was accounted for as a combination of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets, liabilities and equity were carried over at their historical book values and their operations have been recorded on a combined historical basis. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred, as though the entities had been combined as of either the beginning of the period or inception. Accordingly, the results of operations for the year ended December 31, 1997 comprise those of the combined entities from August 13, 1997 through December 31, 1997. Prior to the combination, the Company had no significant operations; therefore, the combined operations for the periods prior to August 13, 1997 represent primarily the operations of Pan Pacific Development Properties. All of the accounts of PPD unrelated to these activities have been excluded from these consolidated financial statements. A deficit of $93,066,000 was accumulated by Pan Pacific Development Properties prior to the Formation Transactions. The combination did not require any material adjustments to conform to accounting policies of the separate entities.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (TABULAR AMOUNTS ARE IN
                    THOUSANDS, EXCEPT OPTION AND SHARE DATA)


1.    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      On May 18, 1998, the Company completed a secondary offering of 4,348,000 shares of common stock at $21.125 per share (including 348,000 shares issued as a result of the partial exercise of the over-allotment option by the underwriters on June 11, 1998). The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $85,913,000.

      In September 1998, the Company formed Pan Pacific (Portland), LLC ("PPP LLC"), with the Company as the sole managing member. In October and November of 1998, PPP LLC acquired a portfolio of six shopping centers located in Oregon. In exchange for four properties which were contributed to PPP LLC, 832,617 units were issued to certain non-managing members. A non-managing member can seek redemption of the units after the first anniversary. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share of common stock for each unit, or (ii) paying cash to the non-managing member based on the average trading price of its common stock. Distributions are made to the non-managing members at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the non-managing members in an amount equal to the cumulative distributions earned by such members. All remaining net income or loss is allocated to the managing member.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)   PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Note 1). All material intercompany transactions and balances have been eliminated. At December 31, 1998, the Company consolidated Chino Town Square, of which the Company's ownership interest is 93.7%, and PPP LLC, of which the Company's ownership interest is 56.2%. The Company has recorded a minority interest for the portions not owned by the Company.

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

(d)   CAPITALIZATION OF COSTS

      The Company capitalizes certain acquisition related costs to the carrying costs of the property acquired. These costs are being depreciated over the estimated useful lives of the properties. The capitalized costs associated with unsuccessful acquisitions are charged to expense when the acquisition is abandoned.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (TABULAR AMOUNTS ARE IN
                    THOUSANDS, EXCEPT OPTION AND SHARE DATA)


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

(g)   INCOME TAXES

      As of April 16, 1997, the Company elected to be taxed as a REIT pursuant to the Internal Revenue Code, as amended. In general, a corporation that distributes at least 95% of its REIT taxable income to stockholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Company has qualified and intends for it to continue to qualify as a REIT in the future. As discussed more fully in Note 7, management also does not expect that the Company will pay income taxes on "built-in gains" on certain of its assets. Based on these considerations, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates in future years.

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

(h)   CREDIT RISK

      The Company predominantly operates in one industry segment, real estate ownership, management and development. No single tenant accounts for 10% or more of rental revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company's customer base, and their dispersion across many geographical areas. At December 31, 1998 and 1997, the Company had no significant concentration of credit risk.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (TABULAR AMOUNTS ARE IN
                    THOUSANDS, EXCEPT OPTION AND SHARE DATA)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(i)   NET INCOME PER SHARE

      Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing the amount of earnings for the period available to common stockholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

      The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation (all net income is available to common stockholders for the period presented):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                  1998                   1997
                                               ----------             ----------
Weighted average shares used for the
   basic EPS computation (deemed
   outstanding the entire year in 1997)        19,507,141             16,814,012

Incremental shares from the assumed
   exercise of dilutive stock options
   and units                                      155,481                 52,161
                                               ----------             ----------

Weighted average shares used for the
   diluted EPS computation                     19,662,622             16,866,173
                                               ==========             ==========


      At December 31, 1998, there were 328,500 anti-dilutive options outstanding. There were no anti-dilutive options outstanding at December 31, 1997. An earnings per share calculation for 1996 is not applicable as there were no shares outstanding during this year.

(j)   STOCK OPTION PLAN

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosures required by SFAS No. 123.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (TABULAR AMOUNTS ARE IN
                    THOUSANDS, EXCEPT OPTION AND SHARE DATA)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(k)   SEGMENT REPORTING

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

(l)   USE OF ESTIMATES

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

(m)   RECLASSIFICATIONS

      Certain reclassifications of 1996 and 1997 amounts have been made in order to conform to 1998 presentation.

3.    INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

      The accompanying consolidated financial statements include investments in two partnerships in which the Company does not own a controlling interest. At December 31, 1998 and 1997, the Company owned 50% general partner interests in Melrose Village Plaza and North Coast Health Center. These investments are reported using the equity method. On January 5, 1999, the Company acquired the remaining interest in Melrose Village Plaza from the limited partner (see Note
15).

      Summarized combined financial information for the partnerships is presented below:

                                       AS OF DECEMBER 31,
                                    -------------------------
                                       1998           1997
                                    ----------     ----------
Properties                          $   19,182     $   19,364
Other assets                               894            550
                                    ----------     ----------

Total assets                        $   20,076     $   19,914
                                    ==========     ==========

Liabilities                         $      184     $       72
Equity                                  19,892         19,842
                                    ----------     ----------

Total liabilities and equity        $   20,076     $   19,914
                                    ==========     ==========


                           FOR THE YEARS ENDED
                               DECEMBER 31,
                  -------------------------------------
                     1998          1997          1996
                  ---------     ---------     ---------
Revenue           $   4,186     $   4,046     $   4,064
Expenses              2,712         3,228         3,846
                  ---------     ---------     ---------

Net income        $   1,474     $     818     $     218
                  =========     =========     =========

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)



4.    NOTES PAYABLE AND LINE OF CREDIT


                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                           1998            1997
                                                                                        ----------      ----------
Notes payable consist of the following:

   Bank notes payable, secured by a mortgage and deeds of trust, bearing interest at 8.17% with monthly principal and interest payments of $404,
      due in January 2007                                                               $   53,429      $   53,836

   Bank note payable, secured by a deed of trust, bearing interest at 8.00% with
      monthly principal and interest payments of $230, due in March 2000                    27,160          27,726

   Bank note payable, secured by a deed of trust, bearing interest at 7.75% with
      monthly principal and interest payments of $37, due in March 2004                      4,561           4,652

   Bank note payable, secured by a deed of trust, bearing interest at 8.52% with
      monthly principal and interest payments of $35, due in January 2007                    4,441           4,472

   Bank notes payable, secured by deeds of trust, bearing interest at 7.80% with
      monthly principal and interest payments of $107, due in December 2005                 11,172          11,569

   Bank notes payable, secured by deeds of trust, bearing interest at 7.88% with
      monthly  principal and interest payments of $56, due in November 2010                  5,161           6,061

   Bank note payable, secured by deeds of trust, bearing interest at 8.73% with
      monthly principal and interest payments of $144, due in February 2007 (a)             17,148              --

   Bank note payable, secured by a deed of trust, bearing interest at 7.65% with
      monthly principal and interest payments of $54, due in October 2012 (b)                7,569              --

   Bank note payable, secured by a deed of trust, bearing interest at 8.50% with
      monthly principal and interest payments of $34, due in March 2000                      3,725              --

   Promissory note payable, secured by a deed of trust, bearing interest at 8%,
      due and repaid in January 1999                                                         7,700              --
                                                                                        ----------      ----------

                                                                                           142,066         108,316
   Unamortized note payable premiums                                                         1,958              --
                                                                                        ----------      ----------

                                                                                        $  144,024      $  108,316
                                                                                        ==========      ==========

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)



4.    NOTES PAYABLE AND LINE OF CREDIT (CONTINUED)

      Principal payments under these notes payable are due as follows:

      1999                                       $  9,952
      2000                                         31,836
      2001                                          1,812
      2002                                          1,965
      2003                                          2,136
      2004 and subsequent                          94,365
                                                 ---------
                                                 $142,066
                                                 =========

(a)   Excludes unamortized note payable premium of $1,620.

(b)   Excludes unamortized note payable premium of $338.

      As part of the Formation Transactions, $134,217,000 of notes payable were repaid. In connection with the early payoff of these notes, an extraordinary loss of $1,043,000 was recorded which includes prepayment penalties, unamortized financing costs and loan premium.

      The Company also has a $200,000,000 Unsecured Credit Facility which bears interest, at the Company's option, at either LIBOR plus 1.375% or a reference rate and expires in August 2000. At December 31, 1998, the amount drawn on this line of credit was $138,500,000 and the interest rate was 6.58%. The credit facility requires a quarterly fee of .25% per annum on the unused amount of the available commitment if less than half of the commitment has been used. The quarterly unused fee decreases to .125% per annum once more than half of the commitment has been drawn.

5.    FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate fair value of each class of financial instruments:

i) Cash and cash equivalents, restricted cash, accounts receivable, certain notes receivable, accounts payable and accrued expenses and other liabilities

      The carrying amounts approximate fair values because of the short maturity of these instruments.

ii)   A note receivable and advances from related party

      It was not practicable to estimate the fair value of these instruments due to the uncertainty of the timing of repayment.

iii)  Notes receivable

      The fair value of the notes receivable approximates the carrying amount based on market rates for the same or other instruments with similar risk, security and remaining maturities.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)



5.    FINANCIAL INSTRUMENTS (CONTINUED)

iv)   Notes and line of credit payable

      The fair value of notes payable and the line of credit payable approximates the carrying amount based on the current rates offered for notes and lines of credit payable with similar risks and maturities.

6.    STOCK OPTION PLAN

      In August 1997, the Company established the 1997 Stock Option and Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,620,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair value at the date of grant. At the time of the Offering, the Company issued to certain officers, directors and key employees, 900,000 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $19.50, equal to the stock's fair value at the date of grant. On March 17, 1998, the Company issued an additional 337,500 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $22.1875, equal to the stock's fair value at the date of grant. The stock options have seven-year terms and vest 33 1/3% per year over three years from the date of grant, except for the options granted to the independent directors which vest 33 1/3% immediately, with the remainder vesting ratably over two years.

      At December 31, 1998, there were 404,833 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1998 and 1997 were $2.48 and $2.64, respectively, on the dates of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                         1998            1997
                                        -----           -----
Expected distribution yield              7.50%           6.75%
Risk-free interest rate                  5.00%           6.50%
Expected volatility                     23.72%          22.05%
Expected life (years)                       5               5

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                               1998                               1997
                                  ------------------------------      -----------------------------
                                   AS REPORTED        PRO FORMA        AS REPORTED       PRO FORMA
                                  ------------      ------------      ------------     ------------
Net income                        $     26,634      $     25,676      $      8,313     $      8,012
Diluted earnings per share        $       1.35      $       1.31      $       0.49     $       0.48

      Pro forma net income reflects options granted since adoption of the Plan.

                      PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


6.    STOCK OPTION PLAN (CONTINUED)

      Stock option activity during the periods presented is as follows:


                                      NUMBER OF      WEIGHTED-AVERAGE
                                       OPTIONS        EXERCISE PRICE
                                    ------------     ----------------
Balance at December 31, 1996                  --                 --
         Granted                         900,000       $    19.5000
         Exercised                            --                 --
         Forfeited                            --                 --
         Expired                              --                 --
                                    ------------
Balance at December 31, 1997             900,000            19.5000
         Granted                         337,500            22.1875
         Exercised                            --                 --
         Forfeited                       (20,666)           20.6700
         Expired                          (1,667)           19.5000
                                    ------------
Balance at December 31, 1998           1,215,167            20.2265
                                    ============

      At December 31, 1998, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options were $20.2265 and 5.7 years, respectively. At December 31, 1998, 310,007 of the options were exercisable.

7.    INCOME TAXES

      The Company's income tax expense is included in other expenses and consists of the following:

                             FOR THE YEARS ENDED DECEMBER 31,
                             --------------------------------
                               1998        1997        1996
                             --------    --------    --------
Current income taxes:
      Federal                $     --    $     --    $     49
      State                        20          19          73
                             --------    --------    --------
                             $     20    $     19    $    122
                             ========    ========    ========


      The differences between income tax expense computed using statutory income tax rates and the Company's effective income tax rate are as follows:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------
                                           1998             1997             1996
                                       ------------     ------------     ------------
Federal income taxes                   $      9,062     $      3,188     $        194
State income taxes, net
   of federal benefit                         1,554              572               34
Decrease in valuation allowance                  --           (2,519)            (228)
Distributions paid deduction                (10,616)          (1,222)              --
Other                                            20               --              122
                                       ------------     ------------     ------------
                                       $         20     $         19     $        122
                                       ============     ============     ============

                      PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31,  1998, 1997 AND 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


7.    INCOME TAXES (CONTINUED)

      At December 31, 1998, the Company had unused net operating losses carried forward for federal income tax purposes of approximately $12,000,000. The Company went through a change in control for tax purposes during 1997 which significantly restricts the use of the Company's net operating losses carried forward in future years. The net operating losses carried forward expire at various times through 2010.

      As discussed in Note 2(g), the Company elected to be taxed as a REIT, effective April 16, 1997. Management believes that the Company qualified and management's intent is to continue to qualify as a REIT and therefore does not expect the Company will be liable for income taxes on "built-in gains" on its assets at the federal level or in most states in future years. Accordingly, for the years ended December 31, 1998 and 1997, no provision was recorded for federal or substantially all state income taxes.

      In connection with the Company's incorporation and the Offering in 1997, certain nontaxable mergers were consummated with PPD whereby several wholly-owned subsidiaries of PPD merged with and into the Company. To the extent the excess fair value of the assets at the date of merger exceeded the aggregate adjusted tax bases of those assets, a net unrecognized built-in gain was created for income tax purposes.

      In connection with its election to be taxed as a REIT, the Company will also elect to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $50,000,000 at December 31, 1998 and 1997. Management believes that the Company will not be required to make payments of income taxes on built-in gains during the ten-year period ending December 31, 2007 due to the availability of its net operating loss carryforward to offset built-in gains which might be recognized, the potential for the Company to make nontaxable dispositions, if necessary (e.g., like-kind exchanges of properties) and the intent and ability of the Company to defer asset dispositions to periods when related gains will not be subject to the built-in gains income taxes. However, it may be necessary to recognize a liability for such income taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

8.    FUTURE LEASE REVENUE

      Total future minimum lease receipts under noncancellable operating tenant leases in effect at December 31, 1998 are as follows:

      1999                               $ 70,804
      2000                                 66,240
      2001                                 59,116
      2002                                 52,513
      2003                                 44,572
      2004 and subsequent                 255,178
                                         --------
                                         $548,423
                                         ========

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


9.    RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses are management fees totaling $481,000 and $780,000 for the years ended December 31, 1997 and 1996, respectively, which are a reimbursement of costs incurred by Revenue Properties for managing the development of the properties, directing corporate strategy, and consulting on operations. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(b) The Company paid a consulting fee of $259,000 and $420,000 for the years ended December 31, 1997 and 1996, respectively, to a sole proprietorship owned by a director of Revenue Properties. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(c) The Company incurred $529,000 and $1,878,000 for the years ended December 31, 1997 and 1996, respectively, for loan guaranty fees charged by Revenue Properties. These fees are recorded as a component of other expenses. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(d) Pursuant to the Offering, the Company issued shares of common stock in lieu of repayment of net advances from Revenue Properties of $97,323,000 at August 13, 1997. Subsequent to this date, no advances have been received from Revenue Properties.

(e) Distributions paid to PPD during 1998 and 1997 were $14,625,000 and $1,837,000, respectively. At December 31, 1998 and 1997, $4,107,000 and
      $3,130,000, respectively, were payable as distributions to PPD.

(f) The Company has a note receivable at December 31, 1998 of $144,000 due from an executive officer. The note bears interest at 7.00% and matures in December 1999. On January 21, 1999, principal of $20,000 was repaid. On March 24, 1999, the remaining principal and accrued interest outstanding of approximately $125,000 was repaid.

10.   EMPLOYEE BENEFIT PLAN

The Company implemented an employee benefit plan in March 1997. All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan as defined by the Internal Revenue Code. The employee benefit plan allows eligible employees to defer up to 15 percent of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions. This cost is accrued as incurred. The Company's cost for the years ended December 31, 1998 and 1997 was approximately $17,000 and $63,000, respectively.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


11.   COMMITMENTS AND CONTINGENCIES

(a) The Company leases certain real estate and office equipment under operating leases expiring at various dates through 2021. Rental expense was $809,695, $636,958 and $618,018 for the years ended December 31, 1998,
      1997 and 1996, respectively. Minimum rentals under noncancellable leases in effect at December 31, 1998 were as follows:

      1999                               $   778
      2000                                   776
      2001                                   776
      2002                                   445
      2003                                   209
      2004 and subsequent                  3,296
                                         -------
                                         $ 6,280
                                         =======

(b) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

12.   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

      The accompanying unaudited pro forma information for the years ended December 31, 1997 and 1996 is presented as if the Formation Transactions (including the acquisition of Chico Crossroads, Monterey Plaza, Fairmont Shopping Center, Lakewood Shopping Center, Green Valley Town & Country and secured notes receivable), the Offering described in Note 1 to the financial statements and the repayment of notes payable pursuant to the Offering had all occurred on January 1, 1996. Such pro forma information is based upon the historical financial statements of the Company and should be read in connection with the financial statements and the notes thereto.

      This unaudited pro forma condensed information does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor does it purport to predict the results of operations for future periods.

                      Pro Forma Condensed Income Statements
                        (in thousands, except share data)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                              1997                    1996
                                            ----------             ----------
                                            (unaudited)            (unaudited)

Total revenue                               $   50,358             $   45,559
Net income                                  $   17,537             $   16,361
Basic and diluted earnings per share        $     1.04             $     0.97(a)

(a)   assuming 16,814,012 shares outstanding

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following summarizes the condensed quarterly financial information for the Company:


                                                                    QUARTERS ENDED 1998
                                              ---------------------------------------------------------------
                                              DECEMBER 31      SEPTEMBER 30        JUNE 30         MARCH 31
                                              ------------     ------------     ------------     ------------
Revenue                                       $     22,323     $     20,242     $     19,248     $     17,440
Expenses and minority interests                     14,612           12,793           13,146           12,068
                                              ============     ============     ============     ============

Net income                                    $      7,711     $      7,449     $      6,102     $      5,372
                                              ============     ============     ============     ============


Basic and diluted earnings per share          $       0.36     $       0.35     $       0.32     $       0.32


                                                                 QUARTERS ENDED 1997
                                             ---------------------------------------------------------------
                                             DECEMBER 31      SEPTEMBER 30        JUNE 30         MARCH 31
                                             ------------     ------------     ------------     ------------
Revenue                                      $     14,571     $     12,154     $     10,667     $      9,318
Expenses and minority interests                     9,421            8,925            9,873            9,135
                                             ------------     ------------     ------------     ------------
Income before extraordinary item                    5,150            3,229              794              183
Extraordinary loss on early
   extinguishment of debt                              --            1,043               --               --
                                             ============     ============     ============     ============

Net income                                   $      5,150     $      2,186     $        794     $        183
                                             ============     ============     ============     ============


Basic earnings per share:

   Income before extraordinary item          $       0.31     $       0.19     $       0.05     $       0.01
   Net income                                $       0.31     $       0.13     $       0.05     $       0.01

14.   SEGMENT REPORTING

      The Company predominantly operates in one industry segment, real estate ownership, management and development. As of December 31, 1998, the Company owned 54 community shopping centers primarily located in the Western United States (see Note 1). Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. Therefore, the Company has 54 operating segments, with no segment representing more than 10% of the total for the Company. No single tenant accounts for 10% or more of rental revenue and none of the shopping centers are located in a foreign country.

15.   SUBSEQUENT EVENT

      On January 5, 1999, the Company purchased the remaining 50% partnership interest in Melrose Village Plaza. The purchase price was $7,150,000 and was financed primarily by a draw under the Company's line of credit.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
                     PROPERTIES AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                                  COSTS CAPITALIZED
                                                                                    SUBSEQUENT TO
                                                     INITIAL COSTS                   ACQUISITION
                                             ---------------------------    -----------------------------
                                                            BUILDINGS
                                                               AND                               CARRYING
DESCRIPTION                 ENCUMBRANCES     LAND        IMPROVEMENTS(2)    IMPROVEMENTS(2)        COSTS
-----------                 ------------     ----        ---------------    ---------------      --------

PROPERTIES:
24 Hour Fitness
Hillsboro, OR                 $     --     $    569         $  1,706            $   188           $  --
Arlington Courtyard
Riverside, CA                       --          401              753                 73              --
Bear Creek Plaza
Medford, OR                         --        3,275            9,825                609              --
Brookvale Center
Fremont, CA                         --        3,164            9,492                426              --
Canyon Ridge Plaza
Kent, WA                            --        2,457               --              7,641           1,275

Cheyenne Commons
Las Vegas, NV                       --        8,540           26,810              1,262              --
Chico Crossroads
Chico, CA                           --        3,600           17,063                 16              --
Chino Town Square
Chino, CA                       27,160        8,801           10,297             25,465              --
Claremont Village
Everett, WA                         --        2,320            6,987                129              --
Country Club Center
Rio Rancho, NM                   3,253          566            2,514                777              --
Creekside Center
Hayward, CA                         --        1,500            4,500                 51              --
Fairmont Shopping Center
Fairmont, CA                        --        3,420            8,003                127              --
Fashion Faire
San Leandro, CA                     --        2,863            8,588                121              --
Foothill Center
Rialto, CA                          --          314            1,078                 20              --
Glen Cove Center
Vallejo, CA                      3,850        1,925            5,775                 10              --
Green Valley Town & Country
Henderson, NV                       --        4,096           12,333                 54              --
Hermiston Plaza
Hermiston, OR                       --        1,931            5,791                758              --
Hood River Center
Hood River, OR                      --        1,169            3,507                172              --
Jumbo Sports
Memphis, TN                         --        1,204            3,780                186              --
Laguna Village
Sacramento, CA                      --        3,226               --             14,793           1,644

Lakewood Shopping Center
Lakewood, CA                        --        2,363            7,125                 43              --
Laurentian Center
Ontario, CA                      4,561        2,767            6,445                689              --
Manteca Marketplace
Manteca, CA                         --        3,904           11,713                353              --
Maysville Marketsquare
Maysville, KY                    5,323        3,454            2,001              3,693              79

Milwaukie Marketplace
Milwaukie, OR                       --        3,181            9,554                177              --
Mira Loma Shopping Center
Reno, NV                         3,850        1,925            5,775                 11              --




                                         TOTAL COSTS
                             --------------------------------------
                                         BUILDINGS                                         DATE OF
                                            AND             TOTAL       ACCUMULATED        ACQUIS.(A)
DESCRIPTION                 E  LAND     IMPROVEMENTS      (1)(2)(3)   DEPRECIATION(2)(3)   CONSTR.(C)
-----------                 -  ----     ------------      ---------   ------------------- -----------

PROPERTIES:
24 Hour Fitness
Hillsboro, OR                $    569     $  1,894         $  2,463       $    44          1998(A)
Arlington Courtyard
Riverside, CA                     401          826            1,227           175          1994(A)
Bear Creek Plaza
Medford, OR                     3,275       10,434           13,709           257          1998(A)
Brookvale Center
Fremont, CA                     3,164        9,918           13,082           261          1997(A)
Canyon Ridge Plaza
Kent, WA                        2,641        8,732           11,373           833          1992(A)
                                                                                           1995(C)
Cheyenne Commons
Las Vegas, NV                   8,540       28,072           36,612         2,757          1995(A)
Chico Crossroads
Chico, CA                       3,600       17,079           20,679           790          1997(A)
Chino Town Square
Chino, CA                      21,249       23,314           44,563         2,061          1992(A)
Claremont Village
Everett, WA                     2,320        7,116            9,436           212          1997(A)
Country Club Center
Rio Rancho, NM                    566        3,291            3,857           819          1992(A)
Creekside Center
Hayward, CA                     1,500        4,551            6,051            86          1998(A)
Fairmont Shopping Center
Fairmont, CA                    3,420        8,130           11,550           348          1997(A)
Fashion Faire
San Leondro, CA                 2,863        8,709           11,572           128          1998(A)
Foothill Center
Rialto, CA                        314        1,098            1,412            50          1997(A)
Glen Cove Center
Vallejo, CA                     1,925        5,785            7,710            24          1998(A)
Green Valley Town & Country
Henderson, NV                   4,096       12,387           16,483           425          1997(A)
Hermiston Plaza
Hermiston, OR                   1,931        6,549            8,480            39          1998(A)
Hood River Center
Hood River, OR                  1,169        3,679            4,848            23          1998(A)
Jumbo Sports
Memphis, TN                     1,204        3,966            5,170           879          1992(A)
Laguna Village
Sacramento, CA                  3,448       16,215           19,663         1,238          1992(A)
                                                                                        1996/97(C)
Lakewood Shopping Center
Lakewood, CA                    2,363        7,168            9,531           291          1997(A)
Lanrentian Center
Ontario, CA                     2,767        7,134            9,901         1,179       1994/96(A)
Manteca Marketplace
Manteca, CA                     3,904       12,066           15,970           262          1998(A)
Maysville Marketsquare
Maysville, KY                   3,299        5,928            9,227         1,005          1992(A)
                                                                                           1993(C)
Milwaukie Marketplace
Milwaukie, OR                   3,181        9,731           12,912           205          1998(A)
Mira Loma Shopping Center
Reno, NV                        1,925        5,786            7,711            18          1998(A)

                      PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
              PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                                  COSTS CAPITALIZED
                                                                                    SUBSEQUENT TO
                                                     INITIAL COSTS                   ACQUISITION
                                             ---------------------------    -----------------------------
                                                            BUILDINGS
                                                               AND                               CARRYING
DESCRIPTION                 ENCUMBRANCES     LAND        IMPROVEMENTS(2)    IMPROVEMENTS(2)        COSTS
-----------                 ------------     ----        ---------------    ---------------      --------
PROPERTIES:
Monterey Plaza
San Jose, CA                        --        7,688           18,761                136              --
Ocoee Plaza
Ocoee, FL                           --          651            2,911                314              --
Olympia Square
Olympia, WA                     13,998        3,737           11,580              1,341              --
Olympia West Center
Olympia, WA                      5,161        2,735            8,295                141              --
Oregon City Shopping Center
Oregon City, OR                 10,510        4,426           13,272                120              --
Oregon Trail
Gresham, OR                         --        3,593           10,779              1,217              --
Pacific Commons Shopping
Center
Spanaway, WA                        --        3,419           10,256                 58              --
Palmdale Center
Palmdale, CA                        --        1,150            3,454                 56              --
Panther Lake Shopping Center
Kent, WA                            --        1,950            5,850                 61              --
Pioneer Plaza
Springfield, OR                     --        1,864            5,591                130              --
Powell Valley Junction
Gresham, OR                         --        1,546            4,639                162              --
Rainbow Promenade
Las Vegas, NV                       --        9,390           21,774                262              --
Rosewood Village
Santa Rosa, CA                   4,441        2,180            4,958                172              --
Sahara Pavilion North
Las Vegas, NV                   30,855       11,920           28,554                471              --
Sahara Pavilion South
Las Vegas, NV                       --        4,833           12,988              1,101              --
San Dimas Market Place
San Dimas, CA                       --        5,700           17,100                218              --
Sandy Marketplace
Sandy, OR                        4,880        2,046            6,064                101              --
Shute Park Plaza
Hillsboro, OR                       --          994            2,981                101              --
Southgate Center
Milwaukie, OR                    3,378        1,424            4,268                 34              --
Sunset Mall
Portland, OR                     7,907        2,996            8,989                 79              --
Sunset Square
Bellingham, WA                      --        6,100           18,647              1,676              --
Tacoma Central
Tacoma, WA                      11,172        5,314           16,288                 41              --
Tanasbourne Village
Hillsboro, OR                       --        5,573           13,861              1,433              --
Tustin Heights
Tustin, CA                          --        3,675           10,776                412              --
Vineyard Village East
Ontario, CA                         --          649            2,716                137              --
Westwood Village Shopping
Center
Redding, CA                      3,725        1,131            3,393                261              --
Winterwood Pavilion
Las Vegas, NV                       --        4,573           13,015              1,078              --
                              --------     --------         --------            -------          ------
                              $144,024     $174,192         $463,175            $69,157          $2,998
                              ========     ========         ========            =======          ======




                                        TOTAL COSTS
                            --------------------------------------
                                        BUILDINGS                                         DATE OF
                                           AND             TOTAL       ACCUMULATED        ACQUIS.(A)
DESCRIPTION                   LAND     IMPROVEMENTS      (1)(2)(3)   DEPRECIATION(2)(3)   CONSTR.(C)
-----------                   ----     ------------      ---------   ------------------- -----------
PROPERTIES:
Monterey Plaza
San Jose, CA                   7,688       18,897           26,585           820          1997(A)
Ocoee Plaza
Ocoee, FL                        651        3,225            3,876           522          1992(A)
Olympia Square
Olympia, WA                    3,737       12,921           16,658         3,144          1992(A)
Olympia West Center
Olympia, WA                    2,735        8,436           11,171           253          1997(A)
Oregon City Shopping Center
Oregon City, OR                4,426       13,392           17,818            59          1998(A)
Oregon Trail
Gresham, OR                    3,593       11,996           15,589            75          1998(A)
Pacific Commons Shopping
Center
Spanaway, WA                   3,419       10,314           13,733           130          1998(A)
Palmdale Center
Palmdale, CA                   1,150        3,510            4,660            87          1997(A)
Panther Lake Shopping Center
Kent, WA                       1,950        5,911            7,861           112          1998(A)
Pioneer Plaza
Springfield, OR                1,864        5,721            7,585           134          1998(A)
Powell Valley Junction
Gresham, OR                    1,546        4,801            6,347           110          1998(A)
Rainbow Promenade
Las Vegas, NV                  9,390       22,036           31,426           714          1997(A)
Rosewood Village
Santa Rosa, CA                 2,180        5,130            7,310         1,215          1992(A)
Sahara Pavilion North
Las Vegas, NV                 11,920       29,025           40,945         5,141          1992(A)
Sahara Pavilion South
Las Vegas, NV                  4,833       14,089           18,922         2,812          1992(A)
San Dimas Market Place
San Dimas, CA                  5,700       17,318           23,018           432          1998(A)
Sandy Marketplace
Sandy, OR                      2,046        6,165            8,211            27          1998(A)
Shute Park Plaza
Hillsboro, OR                    994        3,082            4,076            72          1998(A)
Southgate Center
Milwaukie, OR                  1,424        4,302            5,726            19          1998(A)
Sunset Mall
Portland, OR                   2,996        9,068           12,064            37          1998(A)
Sunset Square
Bellingham, WA                 6,100       20,323           26,423         4,436          1992(A)
Tacoma Central
Tacoma, WA                     5,314       16,329           21,643           477          1997(A)
Tanasbourne Village
Hillsboro, OR                  5,573       15,294           20,867         2,998          1992(A)
Tustin Heights
Tustin, CA                     3,675       11,188           14,863           278          1997(A)
Vineyard Village East
Ontario, CA                      649        2,853            3,502           384          1994(A)
Westwood Village Shopping
Center
Redding, CA                    1,131        3,654            4,785            51          1998(A)
Winterwood Pavilion
Las Vegas, NV                  4,573       14,093           18,666         3,096          1992(A)
                            --------     --------         --------       -------
                            $186,891     $522,631         $709,522       $42,044
                            ========     ========         ========       =======

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
               PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


NOTES:

(1) The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $721,166 as of December 31, 1998.

(2)   Net of write-offs of fully depreciated assets.

(3) The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 1996 through December 31, 1998:


                                                                              FOR THE YEARS ENDED DECEMBER 31,
COST OF PROPERTIES                                                      1998                1997                1996
                                                                      ---------           ---------           ---------
Balance, beginning of period                                          $ 485,590           $ 290,874           $ 273,677
   Additions during period (acquisition, improvements, etc.)            224,989             199,251              18,682
   Interest capitalized                                                     286                 229                 412
   Deductions during period (write-off of tenant
      improvements)                                                      (1,343)             (4,764)             (1,897)
                                                                      ---------           ---------           ---------
Balance, close of period                                              $ 709,522           $ 485,590           $ 290,874
                                                                      =========           =========           =========


                                                                           FOR THE YEARS ENDED DECEMBER 31,
ACCUMULATED DEPRECIATION AND AMORTIZATION                            1998               1997               1996
                                                                   --------           --------           --------
Balance, beginning of period                                       $ 30,076           $ 26,857           $ 22,254
   Additions during period (depreciation and amortization
      expense)                                                       13,311              7,983              6,500
   Deductions during period (write-off of accumulated
      depreciation of tenant improvements)                           (1,343)            (4,764)            (1,897)
                                                                   --------           --------           --------
Balance, close of period                                           $ 42,044           $ 30,076           $ 26,857
                                                                   ========           ========           ========


                 See accompanying independent auditors' report.

                                 EXHIBIT INDEX

      Exhibit No.                                 Description
      -----------       --------------------------------------------------------

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

      Exhibit No.                                 Description
      -----------       --------------------------------------------------------

            10.10 Purchase and Sale Agreement for Rainbow Promenade (previously filed as Exhibit 10.9 to the Company's filing of Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

            10.11 Purchase and Sale Agreement for Claremont Village Shopping Center (previously filed as Exhibit 10.9 to the Company's filing of Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

            10.12 Purchase and Sale Agreement for Olympia West Plaza Shopping Center (previously filed as Exhibit 10.10 to the Company's filing of Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

            10.13 Purchase and Sale Agreement for Tacoma Central Shopping Center (previously filed as Exhibit 10.11 to the Company's filing of Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

            10.14 Modification Agreement to the Credit Agreement with Bank of America NT & SA (previously filed as exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No. 333-50125) and incorporated herein by reference)

            10.15 Amended and Restated Limited Liability Company Agreement of Pan Pacific (Portland), LLC (previously filed as
                        Exhibit 99.1 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

            10.16 Purchase and Sale and Ground Lease Assignment and Assumption Agreement and Escrow Instructions (previously filed as Exhibit 99.2 to the Company's Form 8-K filed on October 23, 1998 and incorporated herein by reference)

            10.17 First Amendment To Purchase and Sale Ground Lease Assignment and Assumption Agreement and Escrow Instructions (previously filed as Exhibit 99.3 to the Company's Form 8-K Filed October 23, 1998 and incorporated herein by reference)

            10.18 Purchase and Sale Agreement and Escrow Instructions (previously filed as Exhibit 99.4 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

            10.19 Contribution Agreement and Escrow Instructions by and between Portland Fixture Limited Partnership PFMGP, Inc., and Pan Pacific (Portland), LLC dated September 23, 1998, and related amendments (previously filed as Exhibit 99.2 to the Company's Form 8-K filed November 12, 1998 and incorporated herein by reference)

            10.20 Contribution Agreement and Escrow Instructions by and between Portland Fixture Limited Partnership, Independent Member Corp., Byron P. Henry, Steven J. Oliva and Pan Pacific (Portland), LLC dated September 23, 1998, and related amendments (previously filed as Exhibit 99.3 to the Company's Form 8-K filed November 12, 1998 and incorporated herein by reference)

            10.21 Form of First Amendment to Employment Agreement between the Company and Mr. Stuart A. Tanz

            10.22 Form of First Amendment to Non-Qualified Stock Option Agreement between the Company and Mr. Stuart A. Tanz

         Exhibit No.                              Description
         -----------    --------------------------------------------------------

            10.23 Form of First Amendment to Incentive Stock Option Agreement between the Company and Mr. Stuart A. Tanz

            10.24 Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz

            10.25 Form of First Amendment to Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz

            10.26 Form of First Amendment to Employment Agreement between the Company and Mr. Jeffrey S. Stauffer

            10.27 Restricted Stock Agreement between the Company and Mr. Jeffrey S. Stauffer

            10.28 Form of First Amendment to Restricted Stock Agreement between the Company and Mr. Jeffrey S. Stauffer

            10.29 Form of First Amendment to Employment Agreement between the Company and Mr. David L. Adlard

            10.30 Restricted Stock Agreement between the Company and Mr. David L. Adlard

            10.31 Form of First Amendment to Restricted Stock Agreement between the Company and Mr. David L. Adlard

            10.32 Form of First Amendment to Non-Qualified Stock Option Agreement for Independent Directors

            21.1        Subsidiaries of the Registrant

            23.1        Consent of KPMG LLP

            27.1 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)