Form 10-Q
period 1999-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 1999-05-12
CIK 1040454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                       COMMISSION FILE NUMBER: 001-13243

                                   ----------

                      PAN PACIFIC RETAIL PROPERTIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                MARYLAND                                 33-0752457
        (State of Incorporation)            (I.R.S. Employer Identification No.)

      1621-B SOUTH MELROSE DRIVE,                          92083
           VISTA, CALIFORNIA                             (zip code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (760) 727-1002

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of May 12, 1999, the number of shares of the Registrant's common stock outstanding was 21,162,012.

================================================================================

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1999           1998
                                                                               ---------     ------------
                                                                              (unaudited)
ASSETS:
Operating properties, at cost:
   Land                                                                        $ 195,092      $ 186,891
   Buildings and improvements (including related party development
      and acquisition fees of $1,235)                                            520,652        501,645
   Tenant improvements                                                            22,302         20,986
                                                                               ---------      ---------
                                                                                 738,046        709,522
   Less accumulated depreciation and amortization                                (47,932)       (42,044)
                                                                               ---------      ---------
                                                                                 690,114        667,478

Investments in unconsolidated partnerships                                         1,469          9,946
Cash and cash equivalents                                                             --          2,759
Restricted cash                                                                      186            912
Accounts receivable (net of allowance for doubtful accounts of
   $542 and $412, respectively)                                                    2,486          2,958
Accrued rent receivable (net of allowance for doubtful accounts of
   $1,169 and $1,071, respectively)                                               10,525          9,643
Notes receivable                                                                   2,242          2,411
Deferred lease commissions (including unamortized related party amounts of $2,057 and $2,310, respectively, and net of accumulated
   amortization of $2,262 and $2,093, respectively)                                3,209          2,955
Prepaid expenses                                                                   5,457          5,244
Other assets                                                                       3,409          1,235
                                                                               ---------      ---------
                                                                               $ 719,097      $ 705,541
                                                                               =========      =========

LIABILITIES AND EQUITY:
Notes payable                                                                  $ 135,698      $ 144,024
Line of credit payable                                                           163,597        138,500
Accounts payable (including related party amounts of $20 and $16,
   respectively)                                                                   3,621          5,880
Accrued expenses and other liabilities (including related party amounts
   of $389)                                                                        7,588          8,504
Distributions payable (including related party amounts
   of $4,323 and $4,107, respectively)                                             8,798          8,227
                                                                               ---------      ---------
                                                                                 319,302        305,135
Minority interests                                                                17,334         17,318
                                                                               ---------      ---------

Stockholders' equity:
   Common stock par value $.01 per share, 100,000,000 authorized shares,
      21,162,012 shares issued and outstanding
      at March 31, 1999 and December 31, 1998                                        212            212
   Paid in capital in excess of par value                                        481,182        481,182
   Accumulated deficit                                                           (98,933)       (98,306)
                                                                               ---------      ---------
                                                                                 382,461        383,088
                                                                               ---------      ---------
                                                                               $ 719,097      $ 705,541
                                                                               =========      =========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                  --------------------------
                                                    1999              1998
                                                  --------          --------
                                                          (unaudited)
REVENUE:
   Base rent                                      $ 18,943          $ 13,706
   Percentage rent                                     160               142
   Recoveries from tenants                           4,048             2,929
   Income from unconsolidated partnerships             111               160
   Other                                               553               503
                                                  --------          --------
                                                    23,815            17,440
                                                  --------          --------
EXPENSES:
   Property operating                                2,857             2,154
   Property taxes                                    1,769             1,248
   Depreciation and amortization                     4,120             3,302
   Interest                                          5,390             4,400
   General and administrative                        1,425               901
   Other                                                38                54
                                                  --------          --------
                                                    15,599            12,059
                                                  --------          --------

INCOME BEFORE MINORITY INTERESTS                     8,216             5,381
   Minority interests                                 (378)               (9)
                                                  --------          --------

NET INCOME                                        $  7,838          $  5,372
                                                  ========          ========

Basic and diluted earnings per share              $   0.37          $   0.32


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
                                                                         1999              1998
                                                                       --------          --------
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  7,838          $  5,372
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                         4,120             3,302
    Amortization of prepaid financing costs                                 124               188
    Income from unconsolidated partnerships                                (111)             (160)
    Accrued interest on note receivable                                      (4)               (3)
    Minority interests                                                      378                 9
    Changes in assets and liabilities:
      Decrease (increase) in restricted cash                                726              (530)
      Decrease (increase) in accounts receivable                            472              (625)
      Increase in accrued rent receivable                                  (882)             (410)
      Increase in deferred lease commissions                               (474)             (186)
      Decrease (increase) in prepaid expenses                              (337)               18
      Increase in other assets                                             (512)             (965)
      Increase in accounts payable                                           61               854
      Increase (decrease) in accrued expenses and other
       liabilities                                                         (916)              819
                                                                       --------          --------
       Net cash provided by operating activities                         10,483             7,683
                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of and additions to operating properties               (10,689)          (83,993)
    Decrease in construction accounts payable and accrued
     expenses                                                            (2,320)             (702)
    Contributions to unconsolidated partnerships                            (24)               --
    Distributions from unconsolidated partnerships                           --               142
    Acquisition of minority interest in unconsolidated
     partnership                                                         (7,163)               --
    Collections of notes receivable                                         173                35
                                                                       --------          --------
       Net cash used in investing activities                            (20,023)          (84,518)
                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit proceeds                                              30,297            97,600
    Line of credit payments                                              (5,200)          (14,000)
    Notes payable payments                                               (8,326)             (432)
    Financing deposits                                                   (1,747)               --
    Payment of financing costs                                               --              (263)
    Acquisition of minority interests                                       (16)               --
    Refunds from loan escrow                                                 --                25
    Distributions paid                                                   (8,227)           (6,095)
                                                                       --------          --------
       Net cash provided by financing activities                          6,781            76,835
                                                                       --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (2,759)               --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,759                --
                                                                       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     --          $     --
                                                                       ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest (net of amounts capitalized
     of $28 and $16, respectively)                                     $  5,347          $  3,905

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Transfer from investment in unconsolidated partnerships
     to property                                                       $ 15,775          $     --
    Distributions payable                                              $  8,798          $  6,389
    Acquisition of partnership interests                               $     13          $     33


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998,
       AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

1.  MANAGEMENT STATEMENT AND GENERAL

     The consolidated financial statements of Pan Pacific Retail Properties, Inc. (the "Company") were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited financial statements of the Company for the year ended December 31, 1998, which are included in the Company's 1998 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Certain reclassifications of 1998 amounts have been made in order to conform to 1999 presentation.

2.  STOCK OPTION PLAN

     In March 1999, the Company granted an additional 233,000 stock options under the 1997 Stock Option and Incentive Plan.

3.  EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:

                                                           1999           1998
                                                        -----------    -----------
Income available to common stockholders:
----------------------------------------

Basic                                                   $     7,838    $     5,372
Add-back income allocated to Pan Pacific (Portland),
  LLC units (minority interest)                                 366             --
                                                        -----------    -----------
Diluted                                                 $     8,204    $     5,372
                                                        ===========    ===========
Weighted average shares:
-----------------------

Basic                                                    21,162,012     16,814,012
Incremental shares from assumed:
  Exercise of dilutive stock options                          2,106        104,027
  Conversion of Pan Pacific (Portland), LLC units           832,617             --
                                                        -----------    -----------
Diluted                                                  21,996,735     16,918,039
                                                        ===========    ===========

     At March 31, 1999 and 1998, 1,203,501 and 337,500 options, respectively, were excluded from the calculation of diluted weighted-average shares because they were antidilutive.

4.  RELATED PARTY TRANSACTIONS

(a) Distributions paid to Revenue Properties (U.S.) Inc. ("U.S. Inc."), previously named Pan Pacific Development (U.S.) Inc., were $4,107,000 and $3,130,000 during the three months ended March 31, 1999 and 1998, respectively. At March 31, 1999 and 1998, $4,323,000 and $3,281,000,
     respectively, of distributions were payable to U.S. Inc.

(b) The Company had a note receivable at December 31, 1998 of $144,000 due from an executive officer. As of March 31, 1999, the note has been paid in full by the executive.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998,
       AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

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

6.  SUBSEQUENT EVENTS

(a) In April 1999, the Company received funding commitments from two financial institutions for approximately $90,000,000. The Company intends to use these proceeds to pay down the line of credit.

(b) In April 1999, the Company purchased Marina Village Shopping Center, located in Huntington Beach, California. The purchase price was $14,450,000 and was financed primarily by a draw under the Company's line of credit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in connection with the consolidated financial statements of Pan Pacific Retail Properties, Inc. and subsidiaries (the "Company"), and the notes thereto, appearing elsewhere in this report.

     The Company receives income primarily from rental revenue (including recoveries from tenants) from shopping center properties. As a result of the Company's acquisition program, the financial data show increases in total revenue from period to period, primarily attributable to the acquisition of additional properties.

     The Company has experienced economies of scale as it has grown its portfolio from 25 properties, at the initial public offering ("IPO") in August 1997, to 55 properties at March 31, 1999. For example, during the three months ended March 31, 1999, the Company owned properties comprising a weighted average gross leasable area ("GLA") of 7,445,000 square feet. Total expenses, excluding interest, depreciation and amortization for the three months ended March 31, 1999 were $6,089,000 or an annualized $3.27 per square foot. By comparison, during the three months ended March 31, 1998, the Company owned properties comprising a weighted average GLA of 5,072,457 square feet. Total expenses, excluding interest, depreciation and amortization, for the three months ended March 31, 1998 were $4,357,000 or an annualized $3.44 per square foot.

     The Company expects that the most significant part of its revenue growth in the next year or two will come from additional acquisitions, rent increases from re-leasing and re-tenanting initiatives, the benefit of the stabilization of the properties acquired during 1998 and the revenue generated from expanded GLA due to the buildout of outparcels.

RESULTS OF OPERATIONS

    Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998.

    Total revenue increased by $6,375,000 or 36.6% to $23,815,000 from $17,440,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998.

    Rental revenue increased by $5,255,000 or 38.0% to $19,103,000 from $13,848,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase in rental revenue resulted principally from the acquisition of San Dimas Marketplace and Bear Creek Plaza in January 1998, Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998, Manteca Marketplace in March 1998, a 24 Hour Fitness building, Panther Lake Shopping Center and Creekside Center in April 1998, Westwood Village Shopping Center and Fashion Faire Shopping Center in May 1998, Pacific Commons Shopping Center in June 1998, Oregon Trail, Hermiston Plaza and Hood River Center in October 1998, and Sandy Marketplace, Southgate Center, Oregon City Shopping Center, Sunset Mall, Mira Loma Shopping Center and Glen Cove Center in November 1998 (collectively, the "1998 Acquisitions").

    Recoveries from tenants increased by $1,119,000 or 38.2% to $4,048,000 from $2,929,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. This increase resulted primarily from the 1998 Acquisitions. Recoveries from tenants were 87.5% of property operating expenses and property taxes for the three months ended March 31, 1999 compared to 86.1% of the same expenses for the same period in 1998.

    Property expenses include property operating expenses and property taxes. Property operating expenses increased by $703,000 or 32.6% to $2,857,000 from $2,154,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase in property operating expenses was primarily attributable to the 1998 Acquisitions. Property taxes increased by $521,000 or 41.8% to $1,769,000 from $1,248,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase in property taxes was also primarily the result of the 1998 Acquisitions.

    Depreciation and amortization increased by $818,000 or 24.8% to $4,120,000 from $3,302,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This was primarily due to the 1998 Acquisitions.

    Interest expense increased by $990,000 or 22.5% to $5,390,000 from $4,400,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, primarily as a result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance acquisitions, interest expense on the fixed rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998 as well as interest expense on the fixed rate mortgages assumed related to Sunset Mall, Oregon City Shopping Center, Sandy Marketplace and Southgate Center in the fourth quarter of 1998. These increases were offset by a decrease in interest expense related to the repayment of debt of approximately $82,000,000 in May 1998 in connection with the Company's secondary offering of common stock.

    General and administrative expenses increased by $524,000 or 58.2% to $1,425,000 from $901,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. This increase was primarily attributable to costs associated with additional staffing necessitated by the 1998 Acquisitions, annual compensation increases as well as a one-time accrual for executive severance cost. As a percentage of total revenue, general and administrative expenses were 6.0% and 5.2% for the three months ended March 31, 1999 and 1998, respectively.

    The following table compares the operating data for the 33 properties ("Same Properties") that were owned and in operation for the entirety of the three months ended March 31, 1999 and 1998:


                                                    THREE MONTHS ENDED MARCH,
                                                 -------------------------------
                                                    1999                1998
                                                 -----------         -----------
Revenue:
   Rental                                        $13,258,000         $12,848,000
   Recoveries from tenants                         2,849,000           2,829,000
   Operating income from unconsolidated              113,000              70,000
       partnerships
   Other                                             191,000             244,000
                                                 -----------         -----------
                                                 $16,411,000         $15,991,000
Operating expenses:
   Property operating and property taxes           3,285,000           3,192,000
                                                 -----------         -----------
Operating income                                 $13,126,000         $12,799,000
                                                 ===========         ===========

     Operating income for the Same Properties for the three months ended March 31, 1999 increased over the same period in the prior year by $327,000 or 2.6%. This increase was attributable to increased rental revenue primarily due to income related to the development of pads at Brookvale Shopping Center, Country Club Center, Sunset Square and Winterwood Pavilion. This increase was offset by a decrease in other income primarily due to amounts recorded in 1998 at Chino Town Square for the recovery of a note receivable previously written-off and a common area maintenance recovery adjustment. Operating expenses for these Same Properties increased by $93,000 or 2.9% primarily due to bad debt expense at Chino Town Square and Fairmont Shopping Center, and the replacement cost of a fire sprinkler pump house at Cheyenne Commons.

FUNDS FROM OPERATIONS

     The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper. The Company's computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, therefore, may not be comparable to those other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

     The following table presents the Company's Funds from Operations for the three months ended March 31, 1999 and three months ended March 31, 1998 respectively:

                                           MARCH 31, 1999        MARCH 31, 1998
                                           --------------        --------------
Net income                                  $  7,838,000          $  5,372,000

Add:
   Depreciation and amortization               4,120,000             3,302,000
   Depreciation of unconsolidated
      partnerships                                 2,000                51,000
   Depreciation of non-real estate
      corporate assets                           (85,000)              (58,000)
   Minority interest in Pan Pacific
      (Portland), LLC                            366,000                    --
                                            ------------          ------------
Funds from Operations                       $ 12,241,000          $  8,667,000
                                            ============          ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                        21,996,735            16,918,039

CASH FLOWS

     Comparison of the Three months ended March 31, 1999 to the Three months ended March 31, 1998.

     Net cash provided by operating activities increased by $2,800,000 to $10,483,000 for the three months ended March 31, 1999, as compared to $7,683,000 for the three months ended March 31, 1998. The increase was primarily the result of an increase in operating income due to property acquisitions.

     Net cash used in investing activities decreased by $64,495,000 to $20,023,000 for the three months ended March 31, 1999, compared to $84,518,000 for the three months ended March 31, 1998. The decrease was primarily the result of a decrease in additions to properties offset by the acquisition of minority interest in an unconsolidated partnership.

     Net cash provided by financing activities decreased by $70,054,000 to $6,781,000 for the three months ended March 31, 1999, compared to $76,835,000 for the three months ended March 31, 1998. The decrease resulted primarily from a decrease in net borrowings under the Unsecured Credit Facility offset by an increase in notes payable payments.

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

     Based on the Company's assessment of its internal computer systems (including related hardware, software, customized applications and network systems) with respect to the Year 2000 issue, the Company determined that its existing network and IBM AS400 operating systems were not Year 2000 compliant. Accordingly, the Company recently replaced its network operating system with a new operating system and expects to complete a conversion to a new software package, which does not run on the IBM AS400 but on a Year 2000 compliant NT platform, by June 30, 1999. The Company believes that these measures, the actual and estimated costs of which have been and are expected to continue to be insignificant in the aggregate, will enable its internal computer systems to be Year 2000 compliant.

     The Company is also reviewing the efforts of its significant tenants, vendors and other service providers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. The Company will review the responses to such letters and questionnaires, assess the impact that the Year 2000 readiness status of such entities may have on the Company's operations, and take whatever action is deemed necessary. To date, the Company has received responses from 38% of the 212 tenants surveyed and 96% of the 23 vendors and service providers surveyed. Based on these responses, there has been no indication that the respondents have any material concerns related to their ability to address all of their known significant Year 2000 issues on a timely basis. The Company anticipates that these review activities will be on-going for 1999 and will include any necessary follow-up efforts. The Company, however, cannot presently estimate the total cost of this phase of its Year 2000 readiness program. Although the review of these third parties is continuing, the Company is not currently aware of any third party circumstances with respect to the Year 2000 issue that would have a material adverse impact on the Company. The Company can provide no assurance that the Year 2000 compliance plans of these third parties will be successfully completed in a timely manner.

     Based on the results to date of the Company's internal assessment and external inquiries, the Company does not believe that the Year 2000 issue will pose significant operational problems for the Company or otherwise have a material adverse effect on its results of operations or financial position. Although management believes it has undertaken a careful and thorough analysis, if all Year 2000 issues are not properly identified, or assessment, remediation and testing efforts are not completed in a timely manner with respect to the problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationships with tenants, vendors and other service providers. Further, management believes it has undertaken a careful survey of third party entities and does not believe there to be a material concern based upon the potential third party risks that have been identified, however, there can be no assurance that the Year 2000 issues of these other entities will not have a material adverse effect on the Company's results of operations. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario resulting from the Year 2000 issues as that scenario has not yet been clearly identified.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes the IPO and related Formation Transactions that were completed in August 1997 and the secondary offering completed in May 1998 improved its financial position through changes to its capital structure, which principally included a substantial reduction of its overall debt and its debt-to-equity ratio. In connection with the Formation Transactions, the Company repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding secured debt after the Formation Transactions and the acquisition of Green Valley Town & Country was reduced by approximately $146,000,000. In connection with the secondary offering, the Unsecured Credit Facility was paid down by approximately $82,000,000. These transactions resulted in a significant reduction in interest expense as a percentage of total revenue, 22.6% for the three months ended March 31, 1999 and 25.2% for the three months ended March 31, 1998. Thus, cash from operations needed to fund debt service requirements was substantially decreased.

     The total market capitalization of the Company at March 31, 1999, was approximately $689,700,000, based on the market closing price at March 31, 1999 of $17.75 per share (assuming the conversion of PPP LLC's 832,617 units) and the debt outstanding of approximately $299,295,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 43.4% at March 31, 1999. The Board of Directors adopted a policy of limiting the Company's indebtedness to approximately 50% of its total market capitalization. However, the Company may from time to time modify its debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of its common stock. Accordingly, the Company may increase or decrease its debt to market capitalization ratio beyond the limit described above.

     In March 1998, the Company obtained an increase to its Unsecured Credit Facility from $150,000,000 to $200,000,000 and a reduction in the borrowing rate. At March 31, 1999, the Company had $36,403,000 available under the Unsecured Credit Facility. At the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.375% or a reference rate. The weighted average interest rate for amounts borrowed under the Unsecured Credit Facility at March 31, 1999 was 6.38%. The Company will continue to use the Unsecured Credit Facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. It is expected, however, that the rate of external growth in 1999 will be at a slower pace than the rate of external growth during 1998.

     The Company's indebtedness outstanding at March 31, 1999 requires balloon payments of $193,656,000 in 2000, $4,004,000 in 2004, $7,443,000 in 2005,
$67,491,000 in 2007 and $5,836,000 in 2012. The balloon payments due in the year 2000 include the balance drawn on the Unsecured Credit Facility at March 31, 1999 of $163,597,000. It is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. The Company is currently in the process of obtaining financing on six properties which is expected to generate approximately $90,000,000 in proceeds. These new financings, expected to be completed by the end of the second quarter of 1999, are subject to normal lender due diligence procedures. The proceeds will be used to pay down the Unsecured Credit Facility and for other corporate purposes. At March 31, 1999, 41 of the Company's 55 properties remained unencumbered. The Unsecured Credit Facility, which matures in 2000, is renewable, subject to certain conditions. The Company believes that given current market conditions for secured and unsecured borrowings, no factors exist which would cause a material change in the Company's exposure to market risk.

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

     The following table provides historical distribution information:


                                                                                                Distribution
  Quarter Ended            Date Declared           Record Date             Date Paid             Per Share
  -------------            -------------           -----------             ---------            ------------
September 30, 1997        October 6, 1997        October 22, 1997       October 31, 1997          $0.2128
December 31, 1997         December 5, 1997       December 29, 1997      January 19, 1998          $0.3625
March 31, 1998            March 17, 1998         March 31, 1998         April 17, 1998            $0.3800
June 30, 1998             June 19, 1998          June 30, 1998          July 17, 1998             $0.3800
September 30, 1998        September 11, 1998     October 5, 1998        October 21, 1998          $0.3800
December 31, 1998         December 8, 1998       December 22, 1998      January 20, 1999          $0.3800
March 31, 1999            February 10, 1999      March 17, 1999         April 16, 1999            $0.4000

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

     The Company expects to meet certain long-term liquidity requirements such as property acquisition and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. The Company also expects to use funds available under the Unsecured Credit Facility to finance acquisition and development activities and capital improvements on an interim basis.

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

IMPACT OF ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT ADOPTED BY THE COMPANY

     Effective January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The effect of the adoption was immaterial.

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

                 27.1 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)

         (b)  Reports on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 1999.

  PAN PACIFIC RETAIL PROPERTIES, INC.


  By:          /s/ Stuart A. Tanz              By:      /s/ Laurie A. Sneve
      -------------------------------------        -----------------------------
                 Stuart A. Tanz                        Laurie A. Sneve, CPA
      President and Chief Executive Officer        Vice President and Controller