Form 10-Q
period 1999-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 1999-08-11
CIK 1040454

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     As of August 10, 1999, the number of shares of the Registrant's common stock outstanding was 21,162,012.


================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,         DECEMBER 31,
ASSETS:                                                                                    1999              1998
                                                                                         ---------        -----------
                                                                                        (unaudited)
Operating properties, at cost:
   Land                                                                                    $197,624         $186,891
   Buildings and improvements (including related party development
      and acquisition fees of $1,235)                                                       531,747          501,645
   Tenant improvements                                                                       23,424           20,986
                                                                                           --------         --------
                                                                                            752,795          709,522
   Less accumulated depreciation and amortization                                           (51,846)         (42,044)
                                                                                           --------         --------
                                                                                            700,949          667,478

Investments in unconsolidated partnerships                                                    1,484            9,946
Cash and cash equivalents                                                                     1,998            2,759
Restricted cash                                                                                 408              912
Accounts receivable (net of allowance for doubtful accounts of
   $491 and $412, respectively)                                                               2,068            2,958
Accrued rent receivable (net of allowance for doubtful accounts of
   $1,209 and $1,071, respectively)                                                          10,885            9,643
Notes receivable                                                                              2,211            2,411
Deferred lease  commissions  (including  unamortized  related  party amounts of $2,218 and $2,310, respectively, and net of accumulated
   amortization of $2,348 and $2,093, respectively)                                           3,426            2,955
Prepaid expenses                                                                              5,623            5,244
Other assets                                                                                  3,499            1,235
                                                                                           --------         --------
                                                                                           $732,551         $705,541
                                                                                           ========         ========
LIABILITIES AND EQUITY:
Notes payable                                                                              $170,111         $144,024
Line of credit payable                                                                      145,000          138,500
Accounts payable (including related party amounts of $6 and $16,
   respectively)                                                                              3,547            5,880
Accrued expenses and other liabilities (including related party amounts
   of $385 and $389, respectively)                                                            5,698            8,504
Distributions payable (including related party amounts
   of $4,323 and $4,107, respectively)                                                        8,798            8,227
                                                                                           --------         --------
                                                                                            333,154          305,135
Minority interests                                                                           17,322           17,318
                                                                                           --------         --------
Stockholders' equity:
   Common stock par value $.01 per share, 100,000,000 authorized shares, 21,162,012 shares issued and outstanding
      at June 30, 1999 and December 31, 1998                                                    212              212
   Paid in capital in excess of par value                                                   481,182          481,182
   Accumulated deficit                                                                      (99,319)         (98,306)
                                                                                           --------         --------
                                                                                            382,075          383,088
                                                                                           --------         --------
                                                                                           $732,551         $705,541
                                                                                           ========         ========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                              FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                              JUNE 30,
                                             ---------------------------           ---------------------------
                                               1999               1998               1999               1998
                                             --------           --------           --------           --------
                                                     (unaudited)                           (unaudited)
REVENUE:
   Base rent                                 $ 19,433           $ 15,204           $ 38,376           $ 28,910
   Percentage rent                                165                165                325                307
   Recoveries from tenants                      4,061              3,283              8,109              6,212
   Gain on sale of real estate                     75                 --                 75                 --
   Income from unconsolidated partnerships         74                190                185                350
   Other                                          538                406              1,091                909
                                             --------           --------           --------           --------
                                               24,346             19,248             48,161             36,688
                                             --------           --------           --------           --------
EXPENSES:
   Property operating                           2,821              2,229              5,678              4,383
   Property taxes                               1,781              1,358              3,550              2,606
   Depreciation and amortization                4,344              3,651              8,464              6,953
   Interest                                     5,647              4,668             11,037              9,068
   General and administrative                   1,278                986              2,703              1,887
   Other                                           75                244                113                298
                                             --------           --------           --------           --------
                                               15,946             13,136             31,545             25,195
                                             --------           --------           --------           --------

INCOME BEFORE MINORITY INTERESTS                8,400              6,112             16,616             11,493
   Minority interests                            (321)               (10)              (699)               (19)
                                             --------           --------           --------           --------
NET INCOME                                   $  8,079           $  6,102           $ 15,917           $ 11,474
                                              ========          =========          =========          ========
Basic and diluted earnings per share         $   0.38           $   0.32           $   0.75           $  0.64


See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,
                                                         ---------------------------
                                                            1999             1998
                                                         ---------         ---------
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 15,917          $  11,474
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           8,464              6,953
    Amortization of prepaid financing costs                   295                357
    Gain on sale of real estate                               (75)                --
    Income from unconsolidated partnerships                  (185)              (350)
    Accrued interest on note receivable                        (4)                --
    Minority interests                                        699                 19
    Changes in assets and liabilities:
     Decrease in restricted cash                              504                321
     Decrease (increase) in accounts receivable               890               (364)
     Increase in accrued rent receivable                   (1,147)              (879)
     Decrease in notes receivable                              --                225
     Increase in deferred lease commissions                  (908)              (583)
     Increase in prepaid expenses                            (674)              (157)
     Increase in other assets                                (713)              (371)
     Increase (decrease) in accounts payable                 (329)               504
     Increase (decrease) in accrued expenses
       and other liabilities                               (2,806)               258
                                                         --------          ---------
       Net cash provided by operating activities           19,928             17,407
                                                         --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of and additions to operating
      properties                                          (29,865)          (125,416)
    Proceeds from sale of real estate                       4,400                 --
    Decrease in construction accounts payable
      and accrued expenses                                 (2,004)              (702)
    Contributions to unconsolidated partnerships              (60)                --
    Distributions from unconsolidated partnerships             --                376
    Acquisition of minority interest in
      unconsolidated partnership                           (7,163)                --
    Collections of notes receivable                           204                 59
                                                         --------          ---------
       Net cash used in investing activities              (34,488)          (125,683)
                                                         --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit proceeds                                53,762            129,868
    Line of credit payments                               (47,262)           (92,900)
    Notes payable proceeds                                 35,000                 --
    Notes payable payments                                 (8,913)              (837)
    Prepaid financing costs                                    --               (499)
    Financing deposits                                     (1,747)                --
    Acquisition of minority interests                         (16)                --
    Refunds from loan escrow                                   --                 43
    Issuance of common stock                                   --             85,913
    Dividends paid                                        (17,025)           (12,484)
                                                         --------          ---------
       Net cash provided by financing activities           13,799            109,104
                                                         --------          ---------
NET INCREASE/(DECREASE) CASH AND CASH EQUIVALENTS            (761)               828

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            2,759                 --
                                                         --------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  1,998          $     828
                                                         ========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest (net of amounts capitalized
      of $177 and $49, respectively)                     $  10,741         $   8,886

                                                                       Continued

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                           FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,
                                                         ---------------------------
                                                            1999             1998
                                                         ---------         ---------
                                                                 (unaudited)
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Note payable assumed upon acquisition                $      --         $   3,767
    Foreclosure of a property securing a note
      receivable                                         $      --         $     601
    Transfer of acquisition deposits from other
      assets to property                                 $      --         $   1,465
    Transfer from investment in unconsolidated
      partnerships to property                           $  15,775         $      --
    Distributions payable                                $   8,798         $   8,042
    Acquisition of partnership interests                 $      13         $      33


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998,
                           AND FOR THE THREE AND SIX
                 MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


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

2.   NOTES PAYABLE

     On June 29, 1999, the Company completed a $35,000,000 financing transaction. This financing is evidenced by notes payable, secured by deeds of trust, bears interest at 7.2% and is due in June 2006. The net proceeds from this transaction were used to pay down the line of credit.

3.   GAIN ON SALE OF REAL ESTATE

     On June 30, 1999, the Company sold a single-tenant property for cash of $4,400,000 and recognized a gain of $75,000.

4.   STOCK OPTION PLAN

     In March 1999, the Company granted an additional 233,000 stock options under the 1997 Stock Option and Incentive Plan.

5.   EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:

                                                      FOR THE THREE                    FOR THE SIX
                                                   MONTHS ENDED JUNE 30,           MONTHS ENDED JUNE 30,
                                                 -------------------------    --------------------------
                                                    1999           1998          1999            1998
                                                 ----------     ----------    ----------      ----------
Income available to common stockholders:
Basic                                           $     8,079    $     6,102   $    15,917     $    11,474
Add-back income allocated to Pan Pacific
  (Portland), LLC units (minority interest)             313             --           679              --
                                                -----------    -----------   -----------     -----------
Diluted                                         $     8,392    $     6,102   $    16,596     $    11,474
                                                ===========    ===========   ===========     ===========

Weighted average shares:
Basic                                            21,162,012     18,824,561    21,162,012      17,824,841
Incremental shares from assumed:
  Exercise of dilutive stock options                 14,674         65,766         8,451          85,084
  Conversion of Pan Pacific (Portland), LLC
  units                                             832,617             --       832,617              --
                                                -----------    -----------   -----------     -----------
Diluted                                          22,009,303     18,890,327    22,003,080      17,909,925
                                                ===========    ===========   ===========     ===========

     For the three and six months ended June 30, 1999 and 1998, 1,203,501 and 337,500 options, respectively, were excluded from the calculation of diluted weighted-average shares because they were antidilutive.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998,
                           AND FOR THE THREE AND SIX
                 MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


6.   RELATED PARTY TRANSACTIONS

(a) Distributions on common stock paid to Revenue Properties (U.S.) Inc. ("U.S. Inc."), previously named Pan Pacific Development (U.S.) Inc., were $8,430,000 and $6,411,000 during the six months ended June 30, 1999 and 1998, respectively. At June 30, 1999 and 1998, $4,323,000 and $4,107,000,
     respectively, of distributions were payable to U.S. Inc.

(b) The Company had a note receivable at December 31, 1998 of $144,000 due from an executive officer. The note was paid in full by the executive during the first quarter of 1999.

7.   COMMITMENTS AND CONTINGENCIES

     Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

8.   SUBSEQUENT EVENT

     In July 1999, the Company completed a $56,300,000 financing transaction. This financing is evidenced by notes payable, secured by deeds of trust, bears interest at 7.1% and is due in July 2009. The net proceeds from this transaction were used to pay down the line of credit.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     The Company has experienced economies of scale as it has grown its portfolio from 25 properties, at the initial public offering ("IPO") in August 1997, to 55 properties at June 30, 1999. For example, during the six months ended June 30, 1999, the Company owned properties comprising a weighted average gross leasable area ("GLA") of 7,452,012 square feet. Total expenses, excluding interest, depreciation and amortization for the six months ended June 30, 1999 were $12,044,000 or an annualized $3.23 per square foot. By comparison, during the six months ended June 30, 1998, the Company owned properties comprising a weighted average GLA of 5,247,426 square feet. Total expenses, excluding interest, depreciation and amortization, for the six months ended June 30, 1998 were $9,174,000 or an annualized $3.50 per square foot.

     The Company expects that the most significant part of its revenue growth in the next year or two will come from additional acquisitions, rent increases from re-leasing and re-tenanting initiatives, the benefit of the stabilization of the properties acquired during 1998 and 1999 and the revenue generated from expanded GLA due to the buildout of outparcels.

RESULTS OF OPERATIONS

     Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998.

     Total revenue increased by $11,473,000 or 31.3% to $48,161,000 from $36,688,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998.

     Rental revenue increased by $9,484,000 or 32.5% to $38,701,000 from $29,217,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase in rental revenue resulted principally from the acquisition of San Dimas Marketplace and Bear Creek Plaza in January 1998, Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998, Manteca Marketplace in March 1998, a 24 Hour Fitness building, Panther Lake Shopping Center and Creekside Center in April 1998, Westwood Village Shopping Center and Fashion Faire Shopping Center in May 1998, Pacific Commons Shopping Center in June 1998, Oregon Trail, Hermiston Plaza and Hood River Center in October 1998, Sandy Marketplace, Southgate Center, Oregon City Shopping Center, Sunset Mall, Mira Loma Shopping Center and Glen Cove Center in November 1998, the remaining 50% interest in Melrose Village Plaza in January 1999, Auburn North Shopping Center in March 1999 and Marina Village in April 1999 (collectively, the "1998 and 1999 Acquisitions").

     Recoveries from tenants increased by $1,897,000 or 30.5% to $8,109,000 from $6,212,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. This increase resulted primarily from the 1998 and 1999 Acquisitions. Recoveries from tenants were 87.9% of property operating expenses and property taxes for the six months ended June 30, 1999 compared to 88.9% of the same expenses for the same period in 1998.

     Property expenses include property operating expenses and property taxes. Property operating expenses increased by $1,295,000 or 29.6% to $5,678,000 from $4,383,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase in property operating expenses was primarily attributable to the 1998 and 1999 Acquisitions. Property taxes increased by $944,000 or 36.2% to $3,550,000 from $2,606,000 for the six months ended June
30, 1999, compared to the six months ended June 30, 1998. The increase in property taxes was also primarily the result of the 1998 and 1999 Acquisitions.

     Depreciation and amortization increased by $1,511,000 or 21.7% to $8,464,000 from $6,953,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This was primarily due to the 1998 and 1999 Acquisitions.

     Interest expense increased by $1,969,000 or 21.7% to $11,037,000 from $9,068,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, primarily as a result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance acquisitions, interest expense on the fixed rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998 as well as interest expense on the fixed rate mortgages assumed related to Sunset Mall, Oregon City Shopping Center, Sandy Marketplace and Southgate Center in the fourth quarter of 1998. These increases were offset by a decrease in interest expense related to the repayment of debt of approximately $82,000,000 in May 1998 in connection with the Company's secondary offering of common stock.

     General and administrative expenses increased by $816,000 or 43.2% to $2,703,000 from $1,887,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. This increase was primarily attributable to costs associated with additional staffing necessitated by the 1998 acquisitions, annual compensation increases as well as a one-time accrual for executive severance cost. As a percentage of total revenue, general and administrative expenses were 5.6% and 5.1% for the six months ended June 30, 1999 and 1998, respectively.

     The following table compares the operating data for the 33 properties ("Same Properties") that were owned and in operation for the entirety of the six months ended June 30, 1999 and 1998:

                                                SIX MONTHS ENDED JUNE 30,
                                              ---------------------------
                                                 1999             1998
                                              -----------      -----------
Revenue:
   Rental                                     $26,495,000      $25,794,000
   Recoveries from tenants                      5,690,000        5,645,000
   Operating income from unconsolidated
      partnership                                 189,000          153,000
   Other                                          534,000          484,000
                                              -----------      -----------
                                              $32,908,000      $32,076,000
Operating expenses:
   Property operating and property taxes        6,527,000        6,332,000
                                              -----------      -----------
Operating income                              $26,381,000      $25,744,000
                                              ===========      ===========


     Operating income for the Same Properties for the six months ended June 30, 1999 increased over the same period in the prior year by $637,000 or 2.5%. This increase was attributable to increased rental revenue primarily due to income related to the development of pads at Brookvale Shopping Center, Sunset Square and Winterwood Pavilion, and increased occupancy at Canyon Ridge Plaza and Laguna Village. Operating expenses for these Same Properties increased by $195,000 or 3.1% primarily due to bad debt expense at Chino Town Square, Fairmont Shopping Center, Rainbow Promenade and Sahara Pavilion South.


     Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998.

     Total revenue increased by $5,098,000 or 26.5% to $24,346,000 from $19,248,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998.

     Rental revenue increased by $4,229,000 or 27.5% to $19,598,000 from $15,369,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase in rental revenue resulted principally from the 1998 and 1999 Acquisitions exclusive of San Dimas Marketplace, Bear Creek Plaza, Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction, Shute Park Plaza and Manteca Marketplace (collectively, the "first quarter 1998 Acquisitions") previously noted in the six month comparative results.

     Recoveries from tenants increased by $778,000 or 23.7% to $4,061,000 from $3,283,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. This increase resulted primarily from the 1998 and 1999 Acquisitions exclusive of the first quarter 1998 Acquisitions. Recoveries from tenants were 88.2% of property operating expenses and property taxes for the three months ended June 30, 1999 compared to 91.5% of the same expenses for the same period in 1998.

     Property expenses include property operating expenses and property taxes. Property operating expenses increased by $592,000 or 26.6% to $2,821,000 from $2,229,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase in property operating expenses was primarily attributable to the 1998 and 1999 Acquisitions exclusive of the first quarter 1998 Acquisitions. Property taxes increased by $423,000 or 31.1% to $1,781,000 from $1,358,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase in property taxes was also primarily the result of the 1998 and 1999 Acquisitions exclusive of the first quarter 1998 Acquisitions.

     Depreciation and amortization increased by $693,000 or 19.0% to $4,344,000 from $3,651,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This was primarily due to the 1998 and 1999 Acquisitions exclusive of the first quarter 1998 Acquisitions.

     Interest expense increased by $979,000 or 21.0% to $5,647,000 from $4,668,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, primarily as a result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance acquisitions, interest expense on the fixed rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998 as well as interest expense on the fixed rate mortgages assumed related to Sunset Mall, Oregon City Shopping Center, Sandy Marketplace and Southgate Center in the fourth quarter of 1998. These increases were offset by a decrease in interest expense related to the repayment of debt of approximately $82,000,000 in May 1998 in connection with the Company's secondary offering of common stock.

     General and administrative expenses increased by $292,000 or 29.6% to $1,278,000 from $986,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. This increase was primarily attributable to costs associated with additional staffing necessitated by the 1998 acquisitions and annual compensation increases. As a percentage of total revenue, general and administrative expenses were 5.3% and 5.1% for the three months ended June 30, 1999 and 1998, respectively.

     The following table compares the operating data for the 40 properties ("Same Properties") that were owned and in operation for the entirety of the three months ended June 30, 1999 and 1998:

                                              THREE MONTHS ENDED JUNE 30,
                                              ---------------------------
                                                 1999             1998
                                              -----------      -----------
Revenue:
   Rental                                     $15,557,000      $15,175,000
   Recoveries from tenants                      3,259,000        3,212,000
   Operating income from unconsolidated
       partnership                                 76,000           83,000
   Other                                          349,000          265,000
                                              -----------      -----------
                                              $19,241,000      $18,735,000
Operating expenses:
   Property operating and property taxes        3,661,000        3,561,000
                                              -----------      -----------
Operating income                              $15,580,000      $15,174,000
                                              ===========      ===========


     Operating income for the Same Properties for the three months ended June 30, 1999 increased over the same period in the prior year by $406,000 or 2.7%. This increase was attributable to increased rental revenue primarily due to income related to the development of pads at Sunset Square and Winterwood Pavilion and increases in occupancy at Canyon Ridge Plaza, Sahara Pavilion North, Sunset Square and Winterwood Pavilion. Other income increased primarily due to a termination fee received at Claremont Village Plaza. This increase was offset by a 1998 percentage rent adjustment at Chico Crossroads recorded in 1999, and by a judgment received at Sunset Square in 1998. Operating expenses for these Same Properties increased by $100,000 or 2.8% primarily due to bad debt expense at Rainbow Promenade and Sahara Pavilion South, and increases in common area maintenance costs at Rainbow Promenade and Winterwood Pavilion.

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

     The following table presents the Company's Funds from Operations for the three and six months ended June 30, 1999 and three and six months ended June 30, 1998:

                                                   THREE MONTHS                        SIX MONTHS ENDED
                                                  ENDED JUNE 30,                           JUNE 30,
                                         -------------------------------       - ------------------------------
                                             1999               1998               1999               1998
                                         ------------       ------------       ------------       ------------
Net income                               $  8,079,000       $  6,102,000       $ 15,917,000       $ 11,474,000

Add:
   Depreciation and amortization            4,344,000          3,651,000          8,464,000          6,953,000
   Depreciation of unconsolidated
      partnerships                              2,000             51,000              4,000            104,000
   Depreciation of non-real estate
      corporate assets                       (111,000)           (47,000)          (196,000)          (105,000)
   Minority interest in Pan Pacific
      (Portland), LLC                         313,000                 --            679,000                 --
Less:
   Gain on sale of real estate                (75,000)                --            (75,000)                --
                                         ------------       ------------       ------------       ------------
Funds from Operations                    $ 12,552,000       $  9,757,000       $ 24,793,000       $ 18,426,000
                                         ============       ============       ============       ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                     22,009,303         18,890,327         22,003,080         17,909,925


CASH FLOWS

     Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998.

     Net cash provided by operating activities increased by $2,521,000 to $19,928,000 for the six months ended June 30, 1999, as compared to $17,407,000 for the six months ended June 30, 1998. The increase was primarily the result of an increase in operating income due to property acquisitions offset by a decrease in accrued expenses and other liabilities.

     Net cash used in investing activities decreased by $91,195,000 to $34,488,000 for the six months ended June 30, 1999, compared to $125,683,000 for the six months ended June 30, 1998. The decrease was primarily the result of a decrease in additions to properties offset by proceeds from the sale of real estate and the acquisition of minority interest in an unconsolidated partnership.

     Net cash provided by financing activities decreased by $95,305,000 to $13,799,000 for the six months ended June 30, 1999, compared to $109,104,000 for the six months ended June 30, 1998. The decrease resulted primarily from a decrease in net borrowings under the Unsecured Credit Facility and a decrease in the issuance of common stock offset by a decrease in payments under the Unsecured Credit Facility and an increase in notes payable proceeds.

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

     Based on the Company's assessment of its internal computer systems (including related hardware, software, customized applications and network systems) with respect to the Year 2000 issue, the Company determined that its existing network and IBM AS400 operating systems were not Year 2000 compliant. Accordingly, the Company recently replaced its network operating system with a new operating system and completed a conversion to a new software package, which does not run on the IBM AS400 but on a Year 2000 compliant NT platform. The Company believes that these measures, the actual costs of which have been and are expected to continue to be insignificant in the aggregate, will enable its internal computer systems to be Year 2000 compliant.

     The Company is also reviewing the efforts of its significant tenants, vendors and other service providers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. The Company will review the responses to such letters and questionnaires, assess the impact that the Year 2000 readiness status of such entities may have on the Company's operations, and take whatever action is deemed necessary. To date, the Company has received responses from 39% of the 212 tenants surveyed and 96% of the 23 vendors and service providers surveyed. Based on these responses, there has been no indication that the respondents have any material concerns related to their ability to address all of their known significant Year 2000 issues on a timely basis. The Company anticipates that these review activities will be on-going for 1999 and will include any necessary follow-up efforts. The Company, however, cannot presently estimate the total cost of this phase of its Year 2000 readiness program. Although the review of these third parties is continuing, the Company is not currently aware of any third party circumstances with respect to the Year 2000 issue that would have a material adverse impact on the Company. The Company can provide no assurance that the Year 2000 compliance plans of these third parties will be successfully completed in a timely manner.

     Based on the results to date of the Company's internal assessment and external inquiries, the Company does not believe that the Year 2000 issue will pose significant operational problems for the Company or otherwise have a material adverse effect on its results of operations or financial position. Although management believes it has undertaken a careful and thorough analysis, if all Year 2000 issues are not properly identified, or assessment, remediation and testing efforts are not completed in a timely manner with respect to the problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationships with tenants, vendors and other service providers. Further, management believes it has undertaken a careful survey of third party entities and does not believe there to be a material concern based upon the potential third party risks that have been identified, however, there can be no assurance that the Year 2000 issues of these other entities will not have a material adverse effect on the Company's results of operations. A contingency plan is being developed for dealing with the most reasonably likely worst case scenario resulting from the Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes the secondary offering completed in May 1998 improved its financial position through changes to its capital structure, which principally included a substantial reduction of its overall debt and its debt-to-equity ratio. In connection with the secondary offering, the Unsecured Credit Facility was paid down by approximately $82,000,000. This transaction resulted in a reduction in interest expense as a percentage of total revenue, 22.9% for the six months ended June 30, 1999 and 24.7% for the six months ended June 30, 1998. Thus, cash from operations needed to fund debt service requirements was substantially decreased.

     The total market capitalization of the Company at June 30, 1999, was approximately $741,257,000, based on the market closing price at June 30, 1999 of $19.375 per share (assuming the conversion of PPP LLC's 832,617 units) and the debt outstanding of approximately $315,111,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 42.5% at June 30, 1999. The Board of Directors adopted a policy of limiting the Company's indebtedness to approximately 50% of its total market capitalization. However, the Company may from time to time modify its debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of its common stock. Accordingly, the Company may increase or decrease its debt to market capitalization ratio beyond the limit described above.

     In March 1998, the Company obtained an increase to its Unsecured Credit Facility from $150,000,000 to $200,000,000 and a reduction in the borrowing rate. At June 30, 1999, the Company had $55,000,000 available under the Unsecured Credit Facility. At the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.375% or a reference rate. The weighted average interest rate for amounts borrowed under the Unsecured Credit Facility at June 30, 1999 was 6.40%. The Company will continue to use the Unsecured Credit Facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. It is expected, however, that the rate of external growth in 1999 will continue to be at a slower pace than the rate of external growth during 1998.

     The Company's indebtedness outstanding at June 30, 1999 requires balloon payments of $175,059,000 in 2000, $4,004,000 in 2004, $7,443,000 in 2005,
$30,520,000 in 2006, $67,491,000 in 2007 and $5,873,000 in 2012. The balloon payments due in the year 2000 include the balance drawn on the Unsecured Credit Facility at June 30, 1999 of $145,000,000. It is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. At the end of the second quarter, the Company closed a $35,000,000 financing transaction evidenced by notes payable, secured by deeds of trust on two properties, Rainbow Promenade and San Dimas Marketplace, bearing interest at 7.2%. Shortly after the end of the second quarter, the Company closed a second financing transaction for $56,300,000 also evidenced by notes payable, secured by deeds of trust on four properties, Melrose Village Plaza, Monterey Plaza, Tustin Marketplace and Tanasbourne Village, bearing interest at 7.1%. The proceeds were used to pay down the Unsecured Credit Facility. Following these financing transactions, 35 of the Company's 55 properties remain unencumbered. The Unsecured Credit Facility, which matures in 2000, is renewable, subject to certain conditions.

     The Company expects to make distributions from cash available for distributions, which the Company believes will exceed historical cash available for distributions due to the reduction in debt service resulting from the repayment of indebtedness in 1998 and from the net cash flows from acquired properties. Amounts accumulated for distributions will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on the Unsecured Credit Facility, if any.

     The following table provides historical distribution information:

                                                                                             Distribution
  Quarter Ended           Date Declared          Record Date           Date Paid              Per Share
  -------------           -------------          -----------           ---------             ------------
September 30, 1997       October 6, 1997        October 22, 1997      October 31, 1997        $0.2128
December 31, 1997        December 5, 1997       December 29, 1997     January 19, 1998        $0.3625
March 31, 1998           March 17, 1998         March 31, 1998        April 17, 1998          $0.3800
June 30, 1998            June 19, 1998          June 30, 1998         July 17, 1998           $0.3800
September 30, 1998       September 11, 1998     October 5, 1998       October 21, 1998        $0.3800
December 31, 1998        December 8, 1998       December 22, 1998     January 20, 1999        $0.3800
March 31, 1999           February 10, 1999      March 17, 1999        April 16, 1999          $0.4000
June 30, 1999            June 15, 1999          June 28, 1999         July 16, 1999           $0.4000


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

INTEREST RATE RISK

     As of June 30, 1999, the Company had $145,000,000 of outstanding floating rate debt under the Unsecured Credit Facility. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of interest rates on operations, the Company may use a variety of financial instruments. The Company was not a party to any hedging agreements with respect to its floating rate debt as of June 30, 1999. The Company does not enter into any transactions for speculative or trading purposes. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the $732,551,000 of total assets of the Company and approximately $426,146,000 market capitalization of the Company's common stock and operating partnership units.

PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits

          Exhibit
             No.                Description
          -------        ------------------------------------------------------------------------------
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

           27.1          Financial Data Schedule (electronically filed with the Securities and Exchange
                         Commission only)


     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 1999.

PAN PACIFIC RETAIL PROPERTIES, INC.


By:        /s/ Stuart A. Tanz            By:         /s/ Laurie A. Sneve
    -------------------------------          -----------------------------------
             Stuart A. Tanz                         Laurie A. Sneve, CPA
             President and                      Vice President and Controller
         Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit
   No.                                          Description
-------        ------------------------------------------------------------------------------
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