Form 10-Q
period 1999-09-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 1999-11-12
CIK 1040454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER: 001-13243


                       PAN PACIFIC RETAIL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                MARYLAND                                  33-0752457
----------------------------------------             -------------------
       (State of Incorporation)                       (I.R.S. Employer
                                                     Identification No.)


      1631-B SOUTH MELROSE DRIVE,
          VISTA, CALIFORNIA                                  92083
----------------------------------------              ------------------
(Address of Principal Executive Offices)                  (zip code)

       Registrant's telephone number, including area code: (760) 727-1002

                                ---------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of November 10, 1999, the number of shares of the Registrant's common stock outstanding was 21,252,512.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1999              1998
                                                                      -------------     ------------
                                                                       (unaudited)
ASSETS:

Operating properties, at cost:
   Land                                                                 $ 205,316        $ 186,891
   Buildings and improvements (including related party
     development and acquisition fees of $1,235)                          556,587          501,645
   Tenant improvements                                                     24,646           20,986
                                                                        ---------        ---------
                                                                          786,549          709,522
   Less accumulated depreciation and amortization                         (55,729)         (42,044)
                                                                        ---------        ---------
                                                                          730,820          667,478

Investments in unconsolidated partnerships                                  1,486            9,946
Cash and cash equivalents                                                      --            2,759
Restricted cash                                                               239              912
Accounts receivable (net of allowance for doubtful accounts
  of $567 and $412, respectively)                                           3,141            2,958
Accrued rent receivable (net of allowance for doubtful
  accounts of $1,317 and $1,071, respectively)                             11,854            9,643
Notes receivable                                                            1,857            2,411
Deferred lease commissions (including unamortized related
  party amounts of $2,226 and $2,310, respectively, and net
  of accumulated amortization of $2,441 and $2,093, respectively)           3,603            2,955
Prepaid expenses                                                            7,286            5,244
Other assets                                                                2,096            1,235
                                                                        ---------        ---------
                                                                        $ 762,382        $ 705,541
                                                                        =========        =========

LIABILITIES AND EQUITY:

Notes payable                                                           $ 238,195        $ 144,024
Line of credit payable                                                     98,900          138,500
Accounts payable (including related party amounts of $24 and
  $16, respectively)                                                        4,670            5,880
Accrued expenses and other liabilities (including related
  party amounts of $367 and $389, respectively)                             6,634            8,504
Distributions payable (including related party amounts
  of $4,323 and $4,107, respectively)                                       8,840            8,227
                                                                        ---------        ---------
                                                                          357,239          305,135
Minority interests                                                         23,454           17,318
                                                                        ---------        ---------

Stockholders' equity:
   Common stock par value $.01 per share,
     100,000,000 authorized shares,
     21,242,512 and 21,162,012 shares issued
     and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                          212              212
   Paid in capital in excess of par value                                 481,273          481,182
   Accumulated deficit                                                    (99,796)         (98,306)
                                                                        ---------        ---------
                                                                          381,689          383,088
                                                                        ---------        ---------
                                                                        $ 762,382        $ 705,541
                                                                        =========        =========

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                       ENDED                       ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                               ----------------------      ----------------------
                                                 1999          1998          1999          1998
                                               --------      --------      --------      --------
                                                    (UNAUDITED)                  (UNAUDITED)
REVENUE:
   Base rent                                   $ 20,014      $ 16,056      $ 58,390      $ 44,966
   Percentage rent                                  185            33           510           340
   Recoveries from tenants                        4,500         3,521        12,609         9,733
   Gain on sale of real estate                       --            --            75            --
   Income from unconsolidated partnerships           82           181           267           531
   Other                                            584           451         1,675         1,360
                                               --------      --------      --------      --------
                                                 25,365        20,242        73,526        56,930
                                               --------      --------      --------      --------


EXPENSES:
   Property operating                             3,100         2,479         8,778         6,862
   Property taxes                                 1,895         1,432         5,445         4,038
   Depreciation and amortization                  4,598         3,501        13,062        10,454
   Interest                                       6,165         4,242        17,202        13,310
   General and administrative                     1,178         1,114         3,881         3,001
   Other                                             68             7           181           305
                                               --------      --------      --------      --------
                                                 17,004        12,775        48,549        37,970
                                               --------      --------      --------      --------

INCOME BEFORE MINORITY INTERESTS                  8,361         7,467        24,977        18,960
   Minority interests                              (341)          (18)       (1,040)          (37)
                                               --------      --------      --------      --------

NET INCOME                                     $  8,020      $  7,449      $ 23,937      $ 18,923
                                               ========      ========      ========      ========

Basic and diluted earnings per share           $   0.38      $   0.35      $   1.13      $   1.00


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999           1998
                                                              ---------      ----------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  23,937      $  18,923
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                13,062         10,454
    Amortization of prepaid financing costs                         502            524
    Gain on sale of real estate                                     (75)            --
    Income from unconsolidated partnerships                        (267)          (531)
    Minority interests                                            1,040             37
    Changes in assets and liabilities:
     Decrease in restricted cash                                    673            191
     Increase in accounts receivable                               (183)        (1,218)
     Increase in accrued rent receivable                         (2,116)        (1,453)
     Decrease in notes receivable                                    --            225
     Increase in deferred lease commissions                      (1,275)          (637)
     Increase in prepaid expenses                                (1,378)          (188)
     Increase in other assets                                    (1,157)          (545)
     Increase in accounts payable                                 1,107          1,573
     Decrease in accrued expenses and other liabilities          (1,779)          (301)
                                                              ---------      ---------
       Net cash provided by operating activities                 32,091         27,054
                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of and additions to operating properties       (45,387)      (127,126)
    Proceeds from sale of real estate                             4,400             --
    Decrease in construction accounts payable and
      accrued expenses                                           (2,317)          (833)
    Distributions from unconsolidated partnerships                   20            540
    Acquisition of interest in unconsolidated partnership        (7,163)            --
    Collections of notes receivable                                 812             92
    Increase in notes receivable                                   (258)            --
                                                              ---------      ---------
       Net cash used in investing activities                    (49,893)      (127,327)
                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit proceeds                                      72,062        134,501
    Line of credit payments                                    (111,662)       (96,950)
    Notes payable proceeds                                       91,300             --
    Notes payable payments                                       (9,652)        (1,273)
    Prepaid financing costs                                      (1,166)          (499)
    Acquisition of minority interests                               (16)          (145)
    Refunds from loan escrow                                         --             43
    Issuance of common stock                                         --         85,913
    Distributions paid                                          (25,823)       (20,526)
                                                              ---------      ---------
       Net cash provided by financing activities                 15,043        101,064
                                                              ---------      ---------
NET INCREASE/(DECREASE) CASH AND CASH EQUIVALENTS                (2,759)           791
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  2,759             --
                                                              =========      =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $      --      $     791
                                                              =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest (net of amounts capitalized
      of $203 and $128, respectively)                         $  16,578      $  13,020

                                   Continued

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ---------     ----------
                                                                    (unaudited)
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Note payable assumed upon acquisition of property          $12,523       $3,767
    Foreclosure of a property securing a note receivable       $    --       $  601
    Transfer of acquisition deposits from other assets
      to property                                              $    --       $1,465
    Transfer from investment in unconsolidated
      partnerships to property                                 $15,775       $   --
    Distributions payable                                      $ 8,840       $8,042
    Acquisition of partnership interests                       $    13       $  160
    Minority interest from acquisition of property             $ 6,134       $   --
    Issuance of restricted stock                               $    91       $   --


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998,
AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
              (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1.   MANAGEMENT STATEMENT AND GENERAL

     The consolidated financial statements of Pan Pacific Retail Properties, Inc. (the "Company") were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 1998, which are included in the Company's 1998 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited consolidated financial statements have been omitted from this report. Certain reclassifications of 1998 amounts have been made in order to conform to 1999 presentation.

2.   PROPERTY

     In September 1999, the Company formed Pan Pacific (Rancho Las Palmas), LLC (the "LLC") and Pan Pacific (RLP), Inc. ("RLP, Inc.") in connection with the acquisition of Rancho Las Palmas Retail Center. The Company and RLP, Inc. are co-managing members of the LLC. As part of the acquisition, and in exchange for an interest in the asset contributed to the LLC by an individual, 314,587 units were issued to a non-managing member. The non-managing member can seek redemption of the units beginning on the first anniversary of the date of issuance. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share of common stock for each unit, or (ii) paying cash to the non-managing member based on the average trading price of its common stock. Distributions are made to the non-managing members at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the non-managing member in an amount equal to the cumulative distributions earned by the non-managing member. All remaining net income or loss is allocated to the managing members.

3.   NOTES PAYABLE

(a) On June 29, 1999, the Company completed a $35,000,000 financing transaction. This financing is evidenced by notes payable, secured by deeds of trust, bears interest at 7.2% and is due in June 2006. The net proceeds from this transaction were used to pay down the line of credit.

(b) On July 12, 1999, the Company completed a $56,300,000 financing transaction. This financing is evidenced by notes payable, secured by deeds of trust, bears interest at 7.1% and is due in July 2009. The net proceeds from this transaction were used to pay down the line of credit.

(c) On September 24, 1999, in connection with the acquisition of Rancho Las Palmas Retail Center, the LLC assumed a promissory note with a principal balance of $12,523,000. The note, secured by a deed of trust, bears interest at 8.1% and is due in August 2007.

4.   GAIN ON SALE OF REAL ESTATE

     On June 30, 1999, the Company sold a single-tenant property for cash of $4,400,000 and recognized a gain of $75,000.

5.   STOCK OPTION PLAN

     In March 1999, the Company granted 233,000 stock options and in August 1999, the Company granted awards of 80,500 shares of restricted stock under the 1997 Stock Option and Incentive Plan.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998,
AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
              (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

6.   EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:

                                                        FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                    ---------------------------     ---------------------------
                                                       1999             1998           1999            1998
                                                    -----------     -----------     -----------     -----------
Income available to common stockholders:
  Basic                                             $     8,020     $     7,449     $    23,937     $    18,923
  Add-back income allocated to Pan Pacific
    (Portland), LLC and Pan Pacific (Rancho
    Las Palmas), LLC units (minority interest)              344              --           1,023              --
                                                    -----------     -----------     -----------     -----------
  Diluted                                           $     8,364     $     7,449     $    24,960     $    18,923
                                                    ===========     ===========     ===========     ===========

Weighted average shares:
  Basic                                              21,208,387      21,162,012      21,177,640      18,949,455
  Incremental shares from assumed:
     Assumed exercise of dilutive stock options          18,626              --          10,377          54,029
     Conversion of Pan Pacific (Portland), LLC
       and Pan Pacific (Rancho Las Palmas),
       LLC units                                        856,553              --         840,684              --
                                                    -----------     -----------     -----------     -----------
  Diluted                                            22,083,566      21,162,012      22,028,701      19,003,484
                                                    ===========     ===========     ===========     ===========

     For the three and nine months ended September 30, 1999 and 1998, 1,198,834 and 337,500 stock options, respectively, were excluded from the calculation of diluted weighted-average shares because they were antidilutive.

7.   RELATED PARTY TRANSACTIONS

(a) Distributions on common stock paid to Revenue Properties (U.S.) Inc. ("U.S. Inc."), formerly Pan Pacific Development (U.S.) Inc., were $12,753,000 and $10,518,000 during the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999 and 1998, $4,323,000 and $4,107,000, respectively, of distributions were payable to U.S. Inc.

(b) The Company has notes receivable at September 30, 1999 of $253,000 due from executive officers. The notes are interest only, bear interest at 7.00% and mature in August 2000.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998,
AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
              (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

8.   COMMITMENTS AND CONTINGENCIES

     Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

9.   SUBSEQUENT EVENTS

(a) In October 1999, the Company acquired The Shops at Lincoln School, located in Modesto, California. The purchase price was $6,750,000 and was financed primarily by a draw under the Company's line of credit.

(b) In October 1999, the Company acquired Albany Plaza, located in Albany, Oregon. The purchase price was $6,100,000 and was financed primarily by a draw under the Company's line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY LANGUAGE

     The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of the Company's stock, financial performance and operations of its shopping centers, real estate conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions, changes in the availability of additional acquisitions, changes in local or national economic conditions, and other risks detailed from time to time in reports filed with the Securities Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     The Company has experienced economies of scale as it has grown its portfolio from 25 properties, at the initial public offering ("IPO") in August 1997, to 57 properties at September 30, 1999. For example, during the nine months ended September 30, 1999, the Company owned properties comprising a weighted average gross leasable area ("GLA") of 7,513,037 square feet. Total expenses, excluding interest, depreciation and amortization for the nine months ended September 30, 1999 were $18,285,000 or an annualized $3.25 per square foot. By comparison, during the nine months ended September 30, 1998, the Company owned properties comprising a weighted average GLA of 5,702,664 square feet. Total expenses, excluding interest, depreciation and amortization, for the nine months ended September 30, 1998 were $14,206,000 or an annualized $3.32 per square foot.

     The Company expects that the most significant part of its revenue growth in the next year or two will come from additional acquisitions, rent increases from re-leasing and re-tenanting initiatives, the benefit of the stabilization of the properties acquired during 1998 and 1999 and the revenue generated from expanded GLA due to the buildout of outparcels.

RESULTS OF OPERATIONS

    Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998.
    -------------------------------------------------------------------------

    Total revenue increased by $16,596,000 or 29.2% to $73,526,000 from $56,930,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998.

    Rental revenue increased by $13,594,000 or 30.0% to $58,900,000 from $45,306,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase in rental revenue resulted principally from the acquisition of San Dimas Marketplace and Bear Creek Plaza in January 1998, Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998, Manteca Marketplace in March 1998, a 24 Hour Fitness building, Panther Lake Shopping Center and Creekside Center in April 1998, Westwood Village Shopping Center and Fashion Faire Shopping Center in May 1998, Pacific Commons Shopping Center in June 1998, Oregon Trail, Hermiston Plaza and Hood River Center in October 1998, Sandy Marketplace, Southgate Center, Oregon City Shopping Center, Sunset Mall, Mira Loma Shopping Center and Glen Cove Center in November 1998, the remaining 50% interest in Melrose Village Plaza in January 1999, Auburn North Shopping Center in March 1999, Marina Village in April 1999 and Canyon Square Plaza and Rancho Las Palmas Retail Center in September 1999 (collectively, the "1998 and 1999 Acquisitions").

    Recoveries from tenants increased by $2,876,000 or 29.6% to $12,609,000 from $9,733,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. This increase resulted primarily from the 1998 and 1999 Acquisitions. Recoveries from tenants were 88.7% of property operating expenses and property taxes for the nine months ended September 30, 1999 compared to 89.3% of the same expenses for the same period in 1998.

    Property expenses include property operating expenses and property taxes. Property operating expenses increased by $1,916,000 or 27.9% to $8,778,000 from $6,862,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase in property operating expenses was primarily attributable to the 1998 and 1999 Acquisitions. Property taxes increased by $1,407,000 or 34.8% to $5,445,000 from $4,038,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase in property taxes was also primarily the result of the 1998 and 1999 Acquisitions.

    Depreciation and amortization increased by $2,608,000 or 25.0% to $13,062,000 from $10,454,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This was primarily due to the 1998 and 1999 Acquisitions.

    Interest expense increased by $3,892,000 or 29.2% to $17,202,000 from $13,310,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily as a result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance acquisitions, interest expense on the fixed rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998, interest expense on the fixed rate mortgages assumed related to Sunset Mall, Oregon City Shopping Center, Sandy Marketplace and Southgate Center in the fourth quarter of 1998 and interest expense on the fixed rate mortgage assumed related to Rancho Las Palmas Retail Center in the third quarter of 1999. Interest expense also increased as a result of the secured financings on Rainbow Promenade, San Dimas Marketplace, Melrose Village Plaza, Monterey Plaza, Tustin Marketplace and Tanasbourne Village completed in June and July 1999. Although the proceeds were used to paydown the Unsecured Credit Facility, the fixed interest rates on the secured financings are greater than the Company's variable rate borrowings under the Unsecured Credit Facility. These increases were offset by a decrease in interest expense related to the repayment of debt of approximately $82,000,000 in May 1998 in connection with the Company's secondary offering of common stock.

    General and administrative expenses increased by $880,000 or 29.3% to $3,881,000 from $3,001,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. This increase was primarily attributable to costs associated with additional staffing necessitated by the 1998 acquisitions, annual compensation increases as well as a one-time accrual for executive severance cost. As a percentage of total revenue, general and administrative expenses were 5.3% for both the nine months ended September 30, 1999 and 1998.

    The following table compares the operating data for the 33 properties ("Same Properties") that were owned and in operation for the entirety of the nine months ended September 30, 1999 and 1998:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                        ---------------------------
                                                           1999             1998
                                                        -----------     -----------
Revenue:
   Rental                                               $40,010,000     $38,759,000
   Recoveries from tenants                                8,699,000       8,517,000
   Operating income from unconsolidated partnership         273,000         222,000
   Other                                                    889,000         742,000
                                                        -----------     -----------
                                                        $49,871,000     $48,240,000
Operating expenses:
   Property operating and property taxes                  9,769,000       9,462,000
                                                        -----------     -----------
Operating income                                        $40,102,000     $38,778,000
                                                        ===========     ===========

     Operating income for the Same Properties for the nine months ended September 30, 1999 increased over the same period in the prior year by $1,324,000 or 3.4%. This increase was attributable to increased rental revenue primarily due to income related to the development of pads at Brookvale Shopping Center, Canyon Ridge Plaza, Sunset Square and Winterwood Pavilion, and increased occupancy at Laguna Village and Sahara Pavilion North. Operating expenses for these Same Properties increased by $307,000 or 3.2% primarily due to bad debt expense at Fairmont Shopping Center and Sahara Pavilion North, and increases in common area maintenance costs at Cheyenne Commons, Rainbow Promenade and Winterwood Pavilion.

    Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998.
    ---------------------------------------------------------------------------

    Total revenue increased by $5,123,000 or 25.3% to $25,365,000 from $20,242,000 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998.

    Rental revenue increased by $4,110,000 or 25.5% to $20,199,000 from $16,089,000 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The increase in rental revenue resulted principally from the 1998 and 1999 Acquisitions exclusive of San Dimas Marketplace, Bear Creek Plaza, Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction, Shute Park Plaza, Manteca Marketplace, a 24 Hour Fitness building, Panther Lake Shopping Center, Creekside Center, Westwood Village Shopping Center, Fashion Faire Shopping Center and Pacific Commons Shopping Center (collectively, the "first and second quarter 1998 Acquisitions") previously noted in the nine month comparative results.

    Recoveries from tenants increased by $979,000 or 27.8% to $4,500,000 from $3,521,000 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. This increase resulted primarily from the 1998 and 1999 Acquisitions exclusive of the first and second quarter 1998 Acquisitions. Recoveries from tenants were 90.1% of property operating expenses and property taxes for the three months ended September 30, 1999 compared to 90.0% of the same expenses for the same period in 1998.

    Property expenses include property operating expenses and property taxes. Property operating expenses increased by $621,000 or 25.1% to $3,100,000 from $2,479,000 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The increase in property operating expenses was primarily attributable to the 1998 and 1999 Acquisitions exclusive of the first and second quarter 1998 Acquisitions. Property taxes increased by $463,000 or 32.3% to $1,895,000 from $1,432,000 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The increase in property taxes was also primarily the result of the 1998 and 1999 Acquisitions exclusive of the first and second quarter 1998 Acquisitions.

    Depreciation and amortization increased by $1,097,000 or 31.3% to $4,598,000 from $3,501,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This was primarily due to the 1998 and 1999 Acquisitions exclusive of the first and second quarter 1998 Acquisitions.

    Interest expense increased by $1,923,000 or 45.3% to $6,165,000 from $4,242,000 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily as a result of interest expense relating to amounts drawn on the Company's Unsecured Credit Facility to finance acquisitions as well as interest expense on the fixed rate mortgage assumed related to Rancho Las Palmas Retail Center in the third quarter of 1999. Interest expense also increased as a result of the secured financings on Rainbow Promenade, San Dimas Marketplace, Melrose Village Plaza, Monterey Plaza, Tustin Marketplace and Tanasbourne Village completed in June and July 1999. Although the proceeds were used to paydown the Unsecured Credit Facility, the fixed interest rates on the secured financings are greater than the Company's variable rate borrowings under the Unsecured Credit Facility.

    General and administrative expenses increased by $64,000 or 5.7% to $1,178,000 from $1,114,000 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. This increase was primarily attributable to costs associated with additional staffing necessitated by the 1998 acquisitions and annual compensation increases. As a percentage of total revenue, general and administrative expenses were 4.6% and 5.5% for the three months ended September 30, 1999 and 1998, respectively.

    The following table compares the operating data for the 45 properties ("Same Properties") that were owned and in operation for the entirety of the three months ended September 30, 1999 and 1998:

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                             ---------------------------
                                                1999             1998
                                             -----------     -----------
Revenue:
   Rental                                    $17,146,000     $16,373,000
   Recoveries from tenants                     3,887,000       3,583,000
   Operating income from unconsolidated
       partnership                                84,000          69,000
   Other                                         308,000         282,000
                                             -----------     -----------
                                             $21,425,000     $20,307,000
Operating expenses:
   Property operating and property taxes       4,238,000       4,003,000
                                             -----------     -----------
Operating income                             $17,187,000     $16,304,000
                                             ===========     ===========

     Operating income for the Same Properties for the three months ended September 30, 1999 increased over the same period in the prior year by $883,000 or 5.4%. This increase was attributable to increased rental revenue primarily due to income related to the development of pads at Brookvale Shopping Center, Canyon Ridge Plaza, Sunset Square and Winterwood Pavilion and increases in occupancy at Fashion Faire Shopping Center, Milwaukie Marketplace and Tanasbourne Village. In addition,

\
increases in percentage rent were recorded at Brookvale Shopping Center and Canyon Ridge Plaza. Operating expenses for these Same Properties increased by $235,000 or 5.9% primarily due to bad debt expense at Milwaukie Marketplace and Sahara Pavilion North, and increases in common area maintenance costs at Panther Lake.

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

     The following table presents the Company's Funds from Operations for the three and nine months ended September 30, 1999 and three and nine months ended September 30, 1998:

                                                THREE MONTHS                     NINE MONTHS ENDED
                                             ENDED SEPTEMBER 30,                   SEPTEMBER 30,
                                       ------------------------------      ------------------------------
                                           1999              1998              1999              1998
                                       ------------      ------------      ------------      ------------

Net income                             $  8,020,000      $  7,449,000      $ 23,937,000      $ 18,923,000

Add:
   Depreciation and amortization          4,598,000         3,501,000        13,062,000        10,454,000
   Depreciation of unconsolidated
      partnerships                            2,000            53,000             6,000           157,000
   Depreciation of non-real estate
      corporate assets                     (100,000)          (49,000)         (296,000)         (154,000)
   DownREIT minority interests              344,000                --         1,023,000                --
Less:
   Gain on sale of real estate                   --                --           (75,000)               --
                                       ------------      ------------      ------------      ------------
Funds from operations                  $ 12,864,000      $ 10,954,000      $ 37,657,000      $ 29,380,000
                                       ============      ============      ============      ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                   22,083,566        21,162,012        22,028,701        19,003,484

CASH FLOWS

     Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998.
     -------------------------------------------------------------------------

     Net cash provided by operating activities increased by $5,037,000 to $32,091,000 for the nine months ended September 30, 1999, as compared to $27,054,000 for the nine months ended September 30, 1998. The increase was primarily the result of an increase in operating income due to property acquisitions offset by an increase in prepaid expenses and a decrease in accrued expenses and other liabilities.

     Net cash used in investing activities decreased by $77,434,000 to $49,893,000 for the nine months ended September 30, 1999, compared to $127,327,000 for the nine months ended September 30, 1998. The decrease was primarily the result of a decrease in acquisitions and additions to properties offset by proceeds from the sale of real estate and the acquisition of minority interest in an unconsolidated partnership.

     Net cash provided by financing activities decreased by $86,021,000 to $15,043,000 for the nine months ended September 30, 1999, compared to $101,064,000 for the nine months ended September 30, 1998. The decrease resulted primarily from a decrease in borrowings under the Unsecured Credit Facility, an increase in payments under the Unsecured Credit Facility and a decrease in the issuance of common stock offset by an increase in notes payable proceeds.

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

     Based on the Company's assessment of its internal computer systems (including related hardware, software, customized applications and network systems) with respect to the Year 2000 issue, the Company determined that its existing network and IBM AS400 operating systems were not Year 2000 compliant. These operating systems could be made Year 2000 compliant by applying available patches to the software. However, the Company had previously decided to upgrade its systems to new software and accordingly, the Company recently replaced its network operating system with a new operating system and completed a conversion to a new software package, which does not run on the IBM AS400 but on a Year 2000 compliant NT platform. The Company believes that these measures, the actual costs of which have been and are expected to continue to be insignificant in the aggregate, will enable its internal computer systems to be Year 2000 compliant.

     The Company is also reviewing the efforts of its significant tenants, vendors and other service providers to become Year 2000 compliant. Letters and questionnaires have been sent to all critical entities with which the Company does business to assess their Year 2000 readiness. The Company has and will continue to review the responses to such letters and questionnaires, assess the impact that the Year 2000 readiness status of such entities may have on the Company's operations, and take whatever action is deemed necessary. To date, the Company has received responses from 39% of the 212 tenants surveyed and 96% of the 23 vendors and service providers surveyed. Based on these responses, there has been no indication that the respondents have any material concerns related to their ability to address all of their known significant Year 2000 issues on a timely basis. The Company anticipates that these review activities will be on-going for the remainder of 1999 and will include any necessary follow-up efforts. The Company, however, cannot presently estimate the total cost of this phase of its Year 2000 readiness program. Although the review of these third parties is continuing, the Company is not currently aware of any third party circumstances with respect to the Year 2000 issue that would have a material adverse impact on the Company. The Company can provide no assurance that the Year 2000 compliance plans of these third parties will be successfully completed in a timely manner.

     Based on the results to date of the Company's internal assessment and external inquiries, the Company does not believe that the Year 2000 issue will pose significant operational problems for the Company or otherwise have a material adverse effect on its results of operations or financial position. Although management believes it has undertaken a careful and thorough analysis, if all Year 2000 issues are not properly identified, or assessment, remediation and testing efforts are not completed in a timely manner with respect to the problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationships with tenants, vendors and other service providers. Further, management believes it has undertaken a careful survey of third party entities and does not believe there to be a material concern based upon the potential third party risks that have been identified, however, there can be no assurance that the Year 2000 issues of these other entities will not have a material adverse effect on the Company's results of operations. A contingency plan has been developed for dealing with the most reasonably likely worst case scenario resulting from the Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

     The total market capitalization of the Company at September 30, 1999, was approximately $719,120,000, based on the market closing price at September 30, 1999 of $17.0625 per share (assuming the conversion of 1,147,204 DownREIT LLC units) and the debt outstanding of approximately $337,095,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 46.9% at September 30, 1999. The Board of Directors adopted a policy of limiting the Company's indebtedness to approximately 50% of its total market capitalization. However, the Company may from time to time modify its debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of its common stock. Accordingly, the Company may increase or decrease its debt to market capitalization ratio beyond the limit described above.

     In March 1998, the Company obtained an increase to its Unsecured Credit Facility from $150,000,000 to $200,000,000 and a reduction in the borrowing rate. At September 30, 1999, the Company had $101,000,000 available under the Unsecured Credit Facility. The weighted average interest rate for amounts borrowed under the Unsecured Credit Facility at September 30, 1999 was 6.57%. Subsequent to quarter end, the Company received an investment grade credit rating of BBB- from Standard & Poor's, thereby reducing the Company's borrowing costs under the Unsecured Credit Facility by 22.5 basis points. As such, at the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.15% or a reference rate. The Company will continue to use the Unsecured Credit Facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. It is expected, however, that the rate of external growth in 1999 will continue to be at a slower pace than the rate of external growth during 1998.

     The Company's indebtedness outstanding at September 30, 1999 requires balloon payments of $128,959,000 in 2000, $4,004,000 in 2004, $7,443,000 in
2005, $30,520,000 in 2006, $78,717,000 in 2007 and $5,873,000 in 2012. The
balloon payments due in the year 2000 include the balance drawn on the Unsecured Credit Facility at September 30, 1999 of $98,900,000. The remainder of the balloon payments due in the year 2000 consists of two loans. Westwood Village's loan for approximately $3,621,000 is expected to be repaid in full during the fourth quarter 1999 with cash flows from operations and a borrowing under the Unsecured Credit Facility. The other loan is on Chino Town Square for approximately $26,438,000. The Company is currently working with the lender on a modification agreement to extend this loan for ten years with a reduction in the interest rate from 8.0% to 7.72%. The modification agreement is expected to close in December 1999. With regard to balloon payments due beyond 2000, it is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. At the end of the second quarter, the Company closed a $35,000,000 financing transaction evidenced by notes payable, secured by deeds of trust on two properties, Rainbow Promenade and San Dimas Marketplace, bearing interest at 7.2%. At the beginning of the third quarter, the Company closed a second financing transaction for $56,300,000 also evidenced by notes payable, secured by deeds of trust on four properties, Melrose Village Plaza, Monterey Plaza, Tustin Marketplace and Tanasbourne Village, bearing interest at 7.1%. The proceeds were used to pay down the Unsecured Credit Facility. Following these financing transactions, at September 30, 1999, 36 of the Company's 57 properties remain unencumbered. The Unsecured Credit Facility, which matures in August 2000, is renewable, subject to certain conditions.

     The Company expects to make distributions from net cash provided by operations. Amounts accumulated for distributions will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on the Unsecured Credit Facility, if any.

     The following table provides historical distribution information:

                                                                                                 Distribution
        Quarter Ended            Date Declared           Record Date            Date Paid         Per Share
      ------------------       -----------------      -----------------      ----------------    ------------
      September 30, 1997       October 6, 1997        October 22, 1997       October 31, 1997      $0.2128
      December 31, 1997        December 5, 1997       December 29, 1997      January 19, 1998      $0.3625
      March 31, 1998           March 17, 1998         March 31, 1998         April 17, 1998        $0.3800
      June 30, 1998            June 19, 1998          June 30, 1998          July 17, 1998         $0.3800
      September 30, 1998       September 11, 1998     October 5, 1998        October 21, 1998      $0.3800
      December 31, 1998        December 8, 1998       December 22, 1998      January 20, 1999      $0.3800
      March 31, 1999           February 10, 1999      March 17, 1999         April 16, 1999        $0.4000
      June 30, 1999            June 15, 1999          June 28, 1999          July 16, 1999         $0.4000
      September 30, 1999       September 9, 1999      September 24, 1999     October 22, 1999      $0.4000

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

INTEREST RATE RISK

     As of September 30, 1999, the Company had $98,900,000 of outstanding floating rate debt under the Unsecured Credit Facility. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, the Company may use a variety of financial instruments. The Company was not a party to any hedging agreements with respect to its floating rate debt as of September 30, 1999. The Company does not enter into any transactions for speculative or trading purposes. The Company does not believe that its weighted average interest rate of 7.8% on its fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, the Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the $762,382,000 of total assets of the Company and approximately $382,025,000 market capitalization of the Company's common stock and operating partnership units.

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

           Exhibit
           Number                      Description
           -------                     -----------

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

            10.1 Form of Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz

            27.1 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)


        (b) Reports on Form 8-K

            None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 1999.

     PAN PACIFIC RETAIL PROPERTIES, INC.


     By: /s/ Stuart A. Tanz                   By: /s/ Laurie A. Sneve
         ------------------------------           ------------------------------
             Stuart A. Tanz                           Laurie A. Sneve, CPA
             President and Chief                      Vice President and
             Executive Officer                        Controller

                                 EXHIBIT INDEX


           Exhibit
           Number                      Description
           -------                     -----------

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

            10.1 Form of Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz

            27.1 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)