Form 10-K405
period 1999-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2000-03-20
CIK 1040454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              --------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER: 001-13243


                              --------------------

                       PAN PACIFIC RETAIL PROPERTIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                MARYLAND                                 33-0752457
        (State of Incorporation)            (I.R.S. Employer Identification No.)
      1631-B SOUTH MELROSE DRIVE,
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the shares of common stock held by non-affiliates was approximately $194,529,000 based upon the closing price on the New York Stock Exchange for such shares of $18.625 on March 17, 2000.

        As of March 17, 2000, the number of shares of the Registrant's common stock outstanding was 21,252,512.

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

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                TABLE OF CONTENTS


                                          PART I

                                                                                      Page
                                                                                      ----
ITEM 1.         BUSINESS............................................................     1
ITEM 2.         PROPERTIES..........................................................     8
ITEM 3.         LEGAL PROCEEDINGS...................................................    18
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................    18

                                          PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS..............................................    18
ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA................................    19
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS..............................    20
ITEM 7a.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........    27
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................    27
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................    27

                                         PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................    28
ITEM 11.        EXECUTIVE COMPENSATION..............................................    28
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.......................................................    28
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................    28

                                          PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K.........................................................    28

                                     PART I

ITEM 1. BUSINESS

        Pan Pacific Retail Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in April 1997 to continue and expand the acquisition, ownership, management, leasing and development business of Revenue Properties (U.S.), Inc. (formerly known as Pan Pacific Development (U.S.), Inc.) and its affiliates (collectively, "RPUS"). The Company's portfolio consists principally of community and neighborhood shopping centers predominantly located in five key Western U.S. markets. On August 13, 1997, the Company completed its initial public offering (the "IPO").

        As of December 31, 1999, the Company owned or controlled a portfolio of 58 shopping center properties (collectively, the "Properties"), of which 54 are located in the Western United States including 13 in Northern California, 11 in Southern California, 7 in Nevada and 23 in the Pacific Northwest (9 in Washington and 14 in Oregon).

        The Company employed 98 people as of December 31, 1999, including five executive officers and senior personnel, in the areas of administration, accounting services, property management, maintenance, leasing, acquisitions and business development. The Company's executive offices are located at 1631-B South Melrose Drive, Vista, California, and its telephone number is (760) 727-1002. In addition to personnel located at its executive offices, the Company operates regional offices in Las Vegas, Nevada; Kent, Washington; Portland, Oregon; Chino, California; and Sacramento, California. Each of the regional offices is responsible for property management, maintenance and leasing.

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

BUSINESS STRATEGIES

        The Company's business strategies involve three fundamental practices:

            - Owning and operating shopping centers in select markets with strong economic and demographic characteristics in order to establish and maintain a portfolio of real estate assets with stable income and the potential for long-term growth;

            - Developing local and regional market expertise through the hands-on participation of senior management in property operations and leasing in order to capitalize on market trends, retailing trends and acquisition opportunities; and

            - Establishing and maintaining a diversified and complementary tenant mix with an emphasis on tenants that provide day-to-day consumer necessities in order to provide steady rental revenue.

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

        The Company seeks to continue to utilize its in-depth market knowledge within its five key markets to pursue its strategy of opportunistic acquisitions of shopping centers for long-term investment. The Company believes that significant opportunities exist within these markets to acquire shopping center properties that are consistent with its existing portfolio in terms of quality of construction, positive submarket demographics and location attributes and that provide attractive initial investment yields with potential for growth in cash flow. The Company further believes it has certain competitive advantages which enhance its ability to identify and capitalize on acquisition opportunities, including: (i) long-standing relationships with institutional and other owners of shopping center properties in the Company's five primary regions; (ii) fully integrated real estate operations which enable the Company to respond quickly to acquisition opportunities and to capitalize on the resulting economies of scale; and (iii) access to capital as a public company.

        Since the closing of the Company's IPO on August 13, 1997 through December 31, 1999, the Company has acquired 36 shopping centers totaling 4,557,115 square feet of retail space for approximately $405.3 million. One of the properties, a single-tenant property acquired as part of a portfolio, was subsequently disposed of in December 1999. All of the other 35 properties are located in the Company's five key markets, and 26 of the shopping centers (72%) are anchored by grocery stores. Management believes that all of the centers are located in markets with strong demographic characteristics. Management intends to add value to these retail properties through the application of its active, hands-on management and aggressive leasing strategies. The Company believes that current market conditions generally favor acquisitions and, as such, management intends to continue acquiring properties as its primary growth strategy.

        The Company also seeks to maximize the cash flow from its Properties by continuing to enhance the operating performance of each Property through its in-house leasing and property management programs. The Company aggressively pursues: (i) the leasing of currently available space; (ii) the renewal or releasing of expiring leases at higher rental rates which management believes currently are available based on improving market conditions and its recent leasing activity; and (iii) economies of scale in the management and leasing of properties that may be realized by focusing its acquisition and development activities within its five primary regions.

FINANCING STRATEGIES

        The Company's financing strategy is to maintain a strong and flexible financial position by maintaining a prudent level of leverage, maintaining a pool of unencumbered assets and managing its variable interest rate exposure. The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the issuance of operating units of a subsidiary in exchange for contributed property.

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

        During 1999, the Company completed a number of financing transactions. At the end of the second quarter, the Company closed a $35,000,000 financing transaction evidenced by notes payable, secured by deeds of trust on two properties, Rainbow Promenade and San Dimas Marketplace, bearing interest at 7.2%, due in July 2006. At the beginning of the third quarter, the Company closed a second financing transaction for $56,300,000 also evidenced by notes payable, secured by deeds of trust on four properties, Melrose Village Plaza, Monterey Plaza, Tustin Marketplace and Tanasbourne Village, bearing interest at 7.1%, due in August 2009. The proceeds were used to pay down the Unsecured Credit Facility.

        Also in the third quarter, the Company formed Pan Pacific (Rancho Las Palmas), LLC (the "RLPLLC") and Pan Pacific (RLP), Inc. ("RLP, Inc.") in connection with the acquisition of Rancho Las Palmas Retail Center. The Company and RLP, Inc. are co-managing members of RLPLLC. As part of the acquisition, and in exchange for an interest in the asset contributed to RLPLLC by an individual, 314,587 units were issued to a non-managing member. Distributions are made to the non-managing member at a rate equal to the distributions paid by the Company on a share of common stock. The non-managing member can seek redemption of its units after the first anniversary. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) paying cash.

        In December 1999, the Company entered into a modification agreement with the lender on the Chino Town Square Shopping Center. Pursuant to the terms of the modification agreement the maturity date was extended to January 2010 and the interest rate was reduced from 8.0% to 7.72%. The loan was previously set to mature in March of 2000.

        Also in December 1999, the Company extended its $200,000,000 Unsecured Credit Facility for three years. In October 1999, the Company achieved an investment grade credit rating from Standard & Poor's. Because of this rating, the borrowing rate on the credit line was reduced to LIBOR plus 1.15%.

DISPOSITIONS

        During 1999, the Company disposed of three non-strategic assets. In June, the Company sold a single-tenant property in Hillsboro, Oregon. The net proceeds from the sale were used to repay indebtedness under the Unsecured Credit Facility. In December, the Company sold Rosewood Village, a 50,000 square foot property in Northern California. The net proceeds were used to acquire the Cable Park property in a like-kind exchange transaction pursuant to Section 1031 of the Code. Also in December, the Company sold Foothill Center, a 20,000 square foot property in Southern California. A portion of the proceeds was taken back as a note receivable secured by a deed of trust. The balance of the net proceeds, received in cash, was used to repay indebtedness under the Unsecured Credit Facility.

        The Company has intentions to cause the disposition of several other Properties, although if, after taking into account the tax consequences of any disposition, including the Company's continued ability to qualify as a REIT, it determines that such action would not be in its best interests.

CERTAIN CAUTIONARY STATEMENTS

        REAL ESTATE INVESTMENT ASSOCIATED RISKS. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If our properties do not generate revenue sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs. This would adversely affect our cash flow and ability to service our debt and make distributions to our stockholders.

        Our revenue and the value of our properties may be adversely affected by a number of factors, including:

            -  The national economic climate;

            -  The local economic climate;

            -  Local real estate conditions;

            -  Changes in retail expenditures by consumers;

            - The perceptions of prospective tenants of the attractiveness of the property;

            - Our ability to manage and maintain the properties and secure adequate insurance; and

            - Increases in operating costs (including real estate taxes and utilities).

        In addition, real estate values and income from properties are also affected by factors such as applicable laws, including tax laws, interest rate levels and the availability of financing.

        OUR POTENTIAL INABILITY TO RETAIN TENANTS AND RELET SPACE. We will be subject to the risks that, upon expiration or termination, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases covering a total of approximately 6.9% and 44.3% of the leased gross leasable area, or GLA, of our properties will expire through the end of 2000 and 2004, respectively. We budget for renovation and reletting expenses, which takes into consideration our view of both the current and expected market conditions in the geographic regions in which our properties are located, but we cannot assure you that these reserves will be sufficient to cover these costs. Our cash flow and ability to make expected distributions to stockholders could be adversely affected, if:

            - We are unable to promptly relet or renew leases for all or a substantial portion of this space;

            - The rental rates upon renewal or reletting are significantly lower than expected; or

            -  Our reserves for these purposes prove inadequate.

        DEPENDENCE ON MARKET CONDITIONS IN THE GEOGRAPHIC REGIONS. We have 13 properties located in Northern California, 11 properties located in Southern California, 7 properties located in Las Vegas, Nevada and 23 properties located in the Pacific Northwest (9 in Washington and 14 in Oregon). To the extent that general economic or other relevant conditions in these regions decline and result in a decrease in consumer demand in these regions, our performance may be adversely affected.

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

        COMPETITION WITH OTHER DEVELOPERS AND REAL ESTATE COMPANIES. There are numerous commercial developers and real estate companies that compete with us in seeking land for development, properties for acquisition and tenants for properties. There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition may reduce properties available for acquisition or development, reduce percentage rents payable to us and may, through the introduction of competition, contribute to lease defaults or insolvency of tenants. Thus, competition could materially affect our ability to generate net income and to service our debt and make distributions to our stockholders.

        COST OF COMPLIANCE WITH CHANGES IN LAWS. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, these increases may adversely affect our cash flow and our ability to service our debt and make distributions to stockholders. Our properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act of 1990 and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. In addition, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us. Any of these events could adversely affect our cash flow and expected distributions.

        RELIANCE ON CERTAIN TENANTS AND ANCHORS. Our income and funds from operations could be adversely affected in the event of the bankruptcy or insolvency, or a downturn in the business, of any anchor store, or if any anchor tenant does not renew its lease when it expires. If tenant sales at our properties were to decline, tenants might be unable to pay their rent or other occupancy costs. In the event of default by a tenant, delays and costs in enforcing our rights could be experienced. In addition, the closing of one or more anchor-occupied stores or lease termination by one or more anchor tenants of a shopping center, whose leases may permit termination, could adversely impact that property and result in lease terminations or reductions in rent by other tenants, whose leases may permit termination or rent reduction in those circumstances. This could adversely affect our ability to re-lease the space that is vacated. Each of these developments could adversely affect our funds from operations and our ability to service our debt and make expected distributions to stockholders.

        LACK OF OPERATING HISTORY WITH RESPECT TO THE RECENT ACQUISITION AND DEVELOPMENT OF PROPERTIES. At December 31, 1999, we owned and operated 58 properties, consisting of approximately 9.1 million square feet of owned space. Twenty-two of our properties have been acquired since January 1, 1998, and may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We cannot assure you that we will succeed with this integration or effectively manage additional properties. We also cannot assure you that newly acquired properties will perform as expected.

        INFLUENCE OF CERTAIN AFFILIATES. Stuart Tanz, our Chairman, President and Chief Executive Officer, through his and his family's ownership interests in Revenue Properties Company Limited and Revenue Property Company Limited's ownership of Revenue Properties (U.S.), Inc., owns or controls over 50% of our total outstanding shares of common stock as of March 15, 2000. In addition, Revenue Properties (U.S.) has the right to nominate two of our directors. Consequently, although the Tanz family will not be able to take action on our behalf without the concurrence of other members of our board of directors, they may be able to exert substantial influence over our affairs. This influence might not be consistent with the interest of other stockholders. In addition, there may be conflicts between the interests of the public stockholders of Revenue Properties Company Limited and our public stockholders.

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

        DEBT FINANCING AND EXISTING DEBT MATURITIES. We are subject to risks normally associated with debt financing, including:

            - The risk that our cash flow will be insufficient to meet required payments of principal and interest;

            - The risk that existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) will not be able to be refinanced; or

            - The terms of any refinancing will not be as favorable as the terms of existing indebtedness.

        At December 31, 1999, we had outstanding indebtedness of approximately $357,290,000, including unamortized note payable premiums totaling $1,762,000, that will mature over 13 years. Since we anticipate that only a small portion of the principal of the indebtedness will be repaid prior to maturity, and that we will not have funds on hand sufficient to repay the balance of the indebtedness in full at maturity, it will be necessary for us to refinance the debt either through additional borrowings or equity or debt offerings. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all of this maturing debt. Also, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to refinanced indebtedness would increase. This could adversely affect our cash flow and our ability to make expected distributions to our stockholders. In addition, if we are unable to refinance the indebtedness on acceptable terms, we might dispose of properties upon disadvantageous terms, which might result in losses to us and might adversely affect funds available for distribution to stockholders.

        POTENTIAL DEFAULTS UNDER MORTGAGE FINANCING. At December 31, 1999, we had approximately $228,490,000 in principal amount of mortgage financing. The payment and other obligations under certain of the mortgage financing is secured by cross-collateralized, and cross-defaulted first mortgage liens in the aggregate amount of approximately $56,067,000 on four properties, $52,989,000 on four other properties, $18,376,000 on three properties and $34,788,000 on two properties. If we are unable to meet our obligations under the mortgage financing, the properties securing that debt could be foreclosed upon. This could have a material adverse effect on us and our ability to make expected distributions and could threaten our continued viability.

        RISING INTEREST RATES AND VARIABLE-RATE DEBT. Advances under our unsecured credit facility may bear interest at a variable-rate. In addition, we may incur other variable-rate indebtedness in the future. Increases in interest rates on that indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to service our debt and pay expected distributions to stockholders. Accordingly, we may in the future engage in other transactions to further limit our exposure to rising interest rates as appropriate and cost effective.

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

        We intend to expand or renovate our properties from time to time. Expansion and renovation projects generally require expenditure of capital as well as various government and other approvals, the receipt of which cannot be assured. While our policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with such activities, we will still incur certain risks, including expenditures of funds on, and devotion of management's time to, projects that may not be completed.

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

        It is possible that we will in the future expand our business to new geographic markets. We will not initially possess the same level of familiarity with new markets outside of the geographic areas in which our properties are currently located. This could adversely affect our ability to acquire, develop, manage or lease properties in any new localities.

        We also intend to develop and construct shopping centers in accordance with our business and growth strategies. Risks associated with our development and construction activities may include:

            -  Abandonment of development opportunities;

            - Construction costs of a property exceeding original estimates, possibly making the property uneconomical;

            - Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

            - Financing may not be available on favorable terms for development of a property; and

            - Construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs.

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

        OUR PROPERTIES MAY BE SUBJECT TO UNKNOWN ENVIRONMENTAL LIABILITIES. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. They may also be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by these parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants. Liability under these laws may still be imposed even when the contaminants were associated with previous owners or operators and the liability under these laws has been interpreted to be joint and several, unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of these substances may be substantial, and the presence of these substances, or the failure to properly remediate the contamination on the property, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. The presence of contamination at a property can impair the value of the property even if the contamination is migrating onto the property from an adjoining property. Those who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by them. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Sometimes, the remedy to remediate contamination may include deed restriction or institutional control, which can restrict how the property may be used. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination stemming from the site.

        Some federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials, or ACMs, when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with our ownership and operation of our properties, we may be potentially liable for these costs.

        Shopping centers may have businesses such as dry cleaners and auto repair or servicing businesses that handle, store and generate small quantities of hazardous wastes. The operation may result in spills or releases from time-to-time that can result in soil or groundwater contamination. Independent environmental consultants have conducted or updated Phase I Environmental Assessments at our properties. These Phase I Assessments have included, among other things, a visual inspection of our properties and the surrounding area and a review of relevant state, federal and historical documents.

        Phase I Assessments of our properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations taken as a whole, nor are we aware of any material environmental liability.

        It is still possible that our Phase I Assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, we cannot assure you that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

        NO LIMITATION ON AMOUNT OF INDEBTEDNESS WE MAY INCUR. At December 31, 1999, our debt to total market capitalization ratio was approximately 49.4% (assuming the conversion of PPP LLC units). We currently have a policy of incurring debt only if upon incurrence the debt to total market capitalization ratio would be 50% or less. It should be noted, however, that our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Accordingly, our board of directors could alter or eliminate this policy. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and, consequently, reduce the amount available for distribution to stockholders. This could also increase the risk of default on our indebtedness.

        CERTAIN TYPES OF LOSSES MAY EXCEED INSURANCE COVERAGE. We carry comprehensive liability, public area liability, fire, earthquake, flood, boiler and machinery, extended coverage and rental loss insurance covering our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. There are, however, certain types of losses that are not generally insured because it is not economically feasible to insure against these losses. If an uninsured loss or a loss exceeding insured limits occurs, we could lose our capital invested in the property, as well as the anticipated future revenue from the property. In the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. In these circumstances, any loss would adversely affect us.

        DISPOSITION OF PROPERTIES WITH BUILT-IN GAIN. In connection with our formation in 1997, certain entities taxable as "C" corporations were merged either into us or into our subsidiaries which qualified as "qualified REIT subsidiaries". Certain of these entities held 13 properties with "built-in gain" at the time the entities were merged into us or into our subsidiaries. A property has "built-in gain" if (i) on the day it was acquired, the former owner's tax basis in the property was less than the property's fair market value, and (ii) it was acquired in a transaction in which our tax basis in the property was determined by reference to the former owner's tax basis in the property. Under recently promulgated Treasury Regulations, if these properties are sold within 10 years of the date we acquired them, we will be required to pay taxes on the built-in gain that would have been realized if the merging "C" corporation had liquidated on the day before the date of the mergers. Therefore, we may have less flexibility in determining whether or not to dispose of these properties. If we desire to dispose of these properties at some future date within this 10 year period, we may be subject to tax on the built-in gain.

ITEM 2. PROPERTIES

GENERAL

        As of December 31, 1999, the Properties consist of 58 neighborhood/community shopping centers containing 9.1 million square feet of which 8.1 million square feet is owned by the Company with the balance owned by certain retailers. The Properties are primarily situated in five key Western U.S. markets including Northern California, Southern California, Nevada, Oregon and Washington, each of which the Company believes has attractive economic and demographic characteristics. The largest concentration of Properties, consisting of 38% of the total GLA, is located in California (21% of which is located in Northern California and 17% is located in Southern California). Another 18% of the total GLA is located in Nevada and 24% of the total GLA is located in Oregon with 16% located in Washington. In addition, Properties consisting of the remaining 4% of the total GLA are located in New Mexico, Tennessee, Kentucky and Florida. As of December 31, 1999, 97.5% of the Properties' total GLA was leased by 1,394 tenants.

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

        As a result of management's in-house leasing program, the Properties benefit from a diversified merchandising mix. At December 31, 1999, 71.6% of the total leased GLA was leased to national tenants, 8.9% leased to regional tenants and 19.5% to local tenants. To promote stability and attract non-anchor tenants, the Company generally enters into long-term leases (typically 15 to 20 years) with major or anchor tenants which usually contain provisions permitting tenants to renew their leases at rates which often include fixed rent increases or CPI adjustments from the prior base rent. At December 31, 1999, anchor tenants leased 57.2% of the total leased GLA, with only 55.7% of anchor-leased GLA (31.9% of the total leased GLA) scheduled to expire within the next 10 years. To take advantage of improving market conditions and changing retail trends, the Company generally enters into shorter term leases (typically three to five years) with non-anchor tenants. The Company's leases are generally on a triple-net basis, which require the tenants to pay their pro rata share of all real property taxes, insurance and property operating expenses.

PROPERTIES

The following table sets forth certain information for the 58 properties owned at December 31, 1999.

                                            GROSS LEASABLE AREA                                    TOTAL
                                      ---------------------------------               % LEASED    NUMBER OF
                                         YEAR     COMPANY      TENANT                  AS OF     TENANTS AS
                                      COMPLETED/   OWNED        OWNED       TOTAL     12/31/99   OF 12/31/99
PROPERTY AND LOCATION                  EXPANDED   (SQ. FT.)   (SQ. FT.)   (SQ. FT.)     (5)         (5)
                                      ----------  ---------   ---------   ---------   --------   -----------
NORTHERN CALIFORNIA
  Brookvale Shopping Center..........   1968/       131,239          --     131,239     100.0%         18
    Fremont, CA                         1989
  Cable Park.........................   1987        160,811          --     160,811      99.5          33
    Orangevale (Sacramento), CA
  Chico Crossroads...................   1988/       267,735          --     267,735     100.0          18
    Chico, CA                           1994
  Creekside Center...................   1968         80,911          --      80,911     100.0          18
    Hayward, CA
  Fairmont Shopping Center...........   1988        104,281          --     104,281     100.0          29
    Pacifica, CA
  Fashion Faire Shopping Center......   1987         95,255          --      95,255     100.0          17
    San Leandro, CA
  Glen Cove Center...................   1990         66,000          --      66,000     100.0          11
    Vallejo, CA
  Laguna Village.....................   1996        108,833          --     108,833     100.0          14
    Sacramento, CA
  Lakewood Shopping Center...........   1988        107,769          --     107,769     100.0          28
    Windsor, CA
  Manteca Marketplace................   1972/       172,435          --     172,435     100.0          27
    Manteca, CA                         1988
  Monterey Plaza.....................   1990        183,180      49,500     232,680      99.3          30
    San Jose, CA
  The Shops at Lincoln School........   1988         81,443          --      81,443     100.0          18
    Modesto, CA
  Westwood Village Shopping Center...   1981/       102,375          --     102,375      93.2          20
    South Redding, CA                   1998
                                                  ---------   ---------   ---------     -----       -----
REGION TOTAL/WEIGHTED AVERAGE                     1,662,267      49,500   1,711,767      99.5%        281
                                                  ---------   ---------   ---------     -----       -----
SOUTHERN CALIFORNIA
  Arlington Courtyard................   1991         12,221          --      12,221      82.8%          4
    Riverside, CA
  Canyon Square Plaza................   1988         96,727          --      96,727      89.7          29
    Santa Clarita, CA
  Chino Town Square(2)...............   1987        336,997     188,064     525,061     100.0          52
    Chino, CA
  Laurentian Center..................   1988         97,131          --      97,131     100.0          25
    Ontario, CA
  Marina Village.....................   1964/       149,107          --     149,107      96.5          34
    Huntington Beach, CA                1996
  Melrose Village Plaza..............   1990        132,674          --     132,674      99.1          31
    Vista, CA
  Palmdale Center....................   1975         81,050          --      81,050     100.0          14
    Palmdale, CA
  Rancho Las Palmas..................   1980        167,852      10,815     178,667      91.1          40
    Rancho Mirage, CA
  San Dimas Marketplace..............   1997        154,020     117,000     271,020     100.0          23
    San Dimas, CA
  Tustin Heights Shopping Center.....   1983        131,518          --     131,518     100.0          21
    Tustin, CA
  Vineyard Village East..............   1992         45,200          --      45,200     100.0           4
    Ontario, CA
                                                  ---------   ---------   ---------     -----       -----
REGION TOTAL/WEIGHTED AVERAGE                     1,404,497     315,879   1,720,376      97.6%        277
                                                  ---------   ---------   ---------     -----       -----
WASHINGTON
  Auburn North.......................   1977/       172,777          --     172,777     100.0%         25
    Auburn, WA                          1999
  Canyon Ridge Plaza.................   1995         86,909     181,300     268,209     100.0          19
    Kent, WA
  Claremont Village Plaza............   1955/        88,770          --      88,770      96.7          15
    Everett, WA                         1994
  Olympia Square.....................   1988        167,721          --     167,721      99.2          39
    Olympia, WA
  Olympia West Center................   1980/        69,212       3,800      73,012     100.0           6
    Olympia, WA                         1995
  Pacific Commons....................   1987        151,233      55,241     206,474     100.0          23
    Spanaway, WA
  Panther Lake.......................   1989         69,090      44,237     113,327     100.0          21
    Kent, WA
  Sunset Square......................   1989        376,023      10,634     386,657     100.0          42
    Bellingham, WA
  Tacoma Central.....................   1987/       134,868     165,519     300,387      99.4          21
    Tacoma, WA                          1994
                                                  ---------   ---------   ---------     -----       -----
REGION TOTAL/WEIGHTED AVERAGE                     1,316,603     460,731   1,777,334      99.6%        211
                                                  ---------   ---------   ---------     -----       -----


                                      ANNUALIZED BASE RENT      ANN. BASE
                                     IN PLACE AT 12/31/99(1)      RENT/
                                     -----------------------    LEASED SQ.
PROPERTY AND LOCATION                  ANN. BASE RENT($)(1)       FT.(4)      MAJOR RETAILERS
                                     -----------------------    ----------    ---------------
NORTHERN CALIFORNIA
  Brookvale Shopping Center.........       $ 1,281,380            $ 9.76      Albertson's Supermarket, Long's Drugs,
    Fremont, CA                                                               Bally Fitness
  Cable Park........................         1,304,957              8.16      Albertson's Supermarket, Long's Drugs
    Orangevale (Sacramento), CA
  Chico Crossroads..................         2,046,811              7.64      Food-4-Less, HomeBase
    Chico, CA                                                                 Barnes & Noble, Office Depot
  Creekside Center..................           797,021              9.85      Albertson's Supermarket, Long's Drugs
    Hayward, CA
  Fairmont Shopping Center..........         1,267,134             12.15      Albertson's Supermarket, Rite Aid Drugs
    Pacifica, CA
  Fashion Faire Shopping Center.....         1,327,614             13.94      Pure Foods Supermarket, Ross Dress for Less,
    San Leandro, CA                                                           Michael's Arts & Crafts
  Glen Cove Center..................           861,886             13.06      Safeway Supermarket and Drug
    Vallejo, CA
  Laguna Village....................         1,806,851             16.60      United Artists Theatres, 24 Hour Fitness
    Sacramento, CA
  Lakewood Shopping Center..........           987,292              9.16      Raley's Supermarket, U.S. Post Office
    Windsor, CA
  Manteca Marketplace...............         1,839,869             10.67      Save Mart Supermarket, Rite Aid Drugs,
    Manteca, CA                                                               Stadium 10 Cinemas, Ben Franklin Crafts
  Monterey Plaza....................         2,615,074             14.38      Wal-Mart, Albertson's Supermarket (3), Walgreens
    San Jose, CA
  The Shops at Lincoln School.......           764,855              9.39      Save Mart Supermarket
    Modesto, CA
  Westwood Village Shopping Center..           700,923              7.35      Holiday Supermarket, Rite Aid Drugs
    South Redding, CA
                                           -----------            ------
REGION TOTAL/WEIGHTED AVERAGE              $17,601,667            $10.65
                                           -----------            ------
SOUTHERN CALIFORNIA
  Arlington Courtyard...............       $   112,369            $11.10      Harvest Christian Bookstore
    Riverside, CA
  Canyon Square Plaza...............         1,071,529             12.36      Albertson's Supermarket and Drug
    Santa Clarita, CA
  Chino Town Square(2)..............         4,558,892             13.53      Target (3), Wal-Mart, Mervyn's (3),
    Chino, CA                                                                 Nordstrom Rack, AMC Theaters
  Laurentian Center.................         1,175,279             12.10      Pep Boys, 24 Hour Fitness, Abbey Carpet
    Ontario, CA
  Marina Village....................         1,587,496             11.04      Von's Supermarket, Sav-On Drug
    Huntington Beach, CA
  Melrose Village Plaza.............         1,497,773             11.39      Albertson's Supermarket, Sav-On Drug
    Vista, CA
  Palmdale Center...................           507,747              6.26      Smart & Final, Rite Aid Drugs,
    Palmdale, CA                                                              Pic 'N' Save
  Rancho Las Palmas.................         2,009,607             13.14      Von's Supermarket, Long's Drugs
    Rancho Mirage, CA
  San Dimas Marketplace.............         2,296,415             14.91      Target, Office Max, Ross Stores,
    San Dimas, CA                                                             Petco, Trader Joe's Market
  Tustin Heights Shopping Center....         1,630,667             12.40      Ralphs Supermarket, Long's Drugs,
    Tustin, CA                                                                Michael's Arts & Crafts
  Vineyard Village East.............           379,001              8.38      Sears, Dunn Edwards Paints
    Ontario, CA
                                           -----------            ------
REGION TOTAL/WEIGHTE                       $16,826,775            $12.27
                                           -----------            ------
WASHINGTON
  Auburn North......................         1,245,186             $7.21      Albertson's Supermarket, Rite Aid Drugs,
    Auburn, WA                                                                Office Depot, Fashion Bug
  Canyon Ridge Plaza................           953,455             10.97      Target (3), Top Foods Supermarket (3), Ross
    Kent, WA                                                                  Dress For Less
  Claremont Village Plaza...........         1,191,018             13.87      QFC Supermarket and Drug
    Everett, WA
  Olympia Square....................         1,951,033             11.72      Albertson's Supermarket and Drug,
    Olympia, WA                                                               Ross Dress For Less
  Olympia West Center...............         1,233,399             17.82      Barnes & Noble, Good Guys, Petco
    Olympia, WA
  Pacific Commons...................         1,538,115             10.17      Stockmarket Foods, K-Mart
    Spanaway, WA
  Panther Lake......................           826,822             11.97      Albertson's Supermarket (3), Rite Aid Drugs
    Kent, WA
  Sunset Square.....................         3,097,028              8.24      Cost Cutter Supermarket, K-Mart,
    Bellingham, WA                                                            Jo-Ann Fabrics & Crafts, Rite Aid Drugs
  Tacoma Central....................         2,210,816             16.49      Target (3), Top Food & Drug (3),
    Tacoma, WA                                                                Office Depot, TJ Maxx, Cineplex Odeon
                                           -----------            ------
REGION TOTAL/WEIGHTED AVERAGE              $14,246,872            $10.86
                                           -----------            ------

-----------------

(1) Annualized base rent for all leases in place at December 31,1999 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months of such leases, multiplied by 12.

(2) The company owns a 94% interest in Chino Town Square. Table reflects 100% of Property data.

(3) These retailers own their space and are not tenants of the company.

(4) Annualized base rent divided by the owned GLA leased at December 31, 1999.

(5) Percent leased and total number of tenants includes month to month leases.

PROPERTIES

The following table sets forth certain information for the 58 properties owned at December 31, 1999.

                                         GROSS LEASABLE AREA                                    TOTAL
                                   ---------------------------------               % LEASED    NUMBER OF
                                      YEAR     COMPANY      TENANT                  AS OF     TENANTS AS
                                   COMPLETED/   OWNED        OWNED       TOTAL     12/31/99   OF 12/31/99
PROPERTY AND LOCATION               EXPANDED   (SQ. FT.)   (SQ. FT.)   (SQ. FT.)     (5)         (5)
                                   ----------  ---------   ---------   ---------   --------   -----------
OREGON
  Albany Plaza.....................  1977/       114,465      30,998     145,463      94.1%        19
    Albany, OR                       1998
  Bear Creek Plaza.................  1977/       183,998          --     183,998     100.0         27
    Medford, OR                      1998
  Hermiston Plaza..................  1976/       150,396          --     150,396      84.2         24
    Hermiston, OR                    1998
  Hood River.......................  1967/       104,162          --     104,162      84.1         10
    Hood River, OR                   1999
  Milwaukie Marketplace............  1989        185,859      10,323     196,182     100.0         27
    Milwaukie, OR
  Oregon City Shopping Center......  1961/       247,689          --     247,689      95.3         36
    Oregon City, OR                  1999
  Oregon Trail Shopping Center.....  1977/       208,284          --     208,284      93.8         29
    Gresham, OR                      1999
  Pioneer Plaza....................  1988         96,027       4,293     100,320      97.2         21
    Springfield, OR
  Powell Valley Junction...........  1990        107,583          --     107,583      97.2          8
    Gresham, OR
  Sandy Marketplace................  1985        101,438          --     101,438     100.0         20
    Sandy, OR
  Shute Park Plaza.................  1989         58,560          --      58,560      88.8         20
    Hillsboro, OR
  Southgate Shopping Center........  1957/        50,862          --      50,862     100.0         10
    Milwaukie, OR                    1986
  Sunset Mall......................  1969/       115,635       2,500     118,135     100.0         28
    Portland, OR                     1997
  Tanasbourne Village..............  1990        210,992       1,209     212,201     100.0         40
    Hillsboro, OR
                                               ---------   ---------   ---------     -----       -----
REGION TOTAL/WEIGHTED AVERAGE                  1,935,950      49,323   1,985,273      95.7%       319
                                               ---------   ---------   ---------     -----       -----

NEVADA
  Cheyenne Commons.................  1992        362,758          --     362,758      87.3%         45
    Las Vegas, NV
  Green Valley Town & Country......  1990        130,722          --     130,722      98.3          36
    Henderson, NV
  Mira Loma Shopping Center........  1985         94,361       2,546      96,907     100.0          20
    Reno, NV
  Rainbow Promenade................  1995/       228,279          --     228,279      99.3          25
    Las Vegas, NV                    1997
  Sahara Pavilion North............  1989        333,679          --     333,679      96.7          65
    Las Vegas, NV
  Sahara Pavilion South............  1990        160,682          --     160,682      96.1          25
    Las Vegas, NV
  Winterwood Pavilion..............  1990        144,653          --     144,653      98.9          27
    Las Vegas, NV
                                               ---------   ---------   ---------     -----       -----
REGION TOTAL/WEIGHTED AVERAGE                  1,455,134       2,546   1,457,680      95.3%        243
                                               ---------   ---------   ---------     -----       -----

OTHER
  Country Club Center..............  1988/        57,626      63,000     120,626     100.0%         21
    Albuquerque, NM                  1998
  Maysville Marketsquare...........  1991/       126,507      89,612     216,119     100.0          19
    Maysville, KY                    1993
  Memphis Retail Center............  1990         51,542      40,000      91,542      94.2          12
    Memphis, TN
  Ocoee Plaza......................  1990         52,242          --      52,242      96.8          11
    Ocoee, FL
                                               ---------   ---------   ---------     -----       -----
REGION TOTAL/WEIGHTED AVERAGE                    287,917     192,612     480,529      98.4%         63
                                               ---------   ---------   ---------     -----       -----
PORTFOLIO
TOTAL/WEIGHTED AVERAGE                         8,062,368   1,070,591   9,132,959      97.5%      1,394
                                               ---------   ---------   ---------     -----       -----

                                      ANNUALIZED BASE RENT      ANN. BASE
                                     IN PLACE AT 12/31/99(1)      RENT/
                                     -----------------------    LEASED SQ.
PROPERTY AND LOCATION                  ANN. BASE RENT($)(1)       FT.(4)      MAJOR RETAILERS
                                     -----------------------    ----------    ---------------
OREGON
  Albany Plaza.....................           $772,241            $ 7.17      Albertson's Supermarket, Rite Aid Drugs
    Albany, OR
  Bear Creek Plaza.................         $1,268,616            $ 6.89      Albertson's Supermarket, Bi-Mart Drug, TJ Maxx,
    Medford, OR                                                               Value Village
  Hermiston Plaza..................            789,149              6.23      Safeway Supermarket and Drug
    Hermiston, OR
  Hood River.......................            438,795              5.01      Rosauer's Supermarket, Hi School Pharmacy
    Hood River, OR
  Milwaukie Marketplace............          1,780,839              9.58      Albertson's Supermarket, Rite Aid Drugs,
    Milwaukie, OR                                                             Jo-Ann Fabrics & Crafts
  Oregon City Shopping Center......          1,579,199              6.69      Emporium, Rite Aid Drugs, Fisherman's
    Oregon City, OR                                                           Market, Michael's Arts & Crafts
  Oregon Trail Shopping Center.....          1,889,366              9.67      Nature's Supermarket, Office Depot, Big 5 Sporting
    Gresham, OR                                                               Goods, Pic 'N' Save, Michael's Arts & Crafts
  Pioneer Plaza....................            853,129              9.14      Safeway Supermarket & Drug
    Springfield, OR
  Powell Valley Junction...........            974,670              9.32      Food-4-Less, Cascade Athletic Club
    Gresham, OR
  Sandy Marketplace................            881,857              8.69      Thriftway Supermarket, Hi School Pharmacy
    Sandy, OR
  Shute Park Plaza.................            586,792             11.29      True Value
    Hillsboro, OR
  Southgate Shopping Center........            602,134             11.84      Office Max
    Milwaukie, OR
  Sunset Mall......................          1,250,010             10.81      Safeway Supermarket & Drug,
    Portland, OR                                                              Homespun Crafters
  Tanasbourne Village..............          2,574,767             12.20      Safeway Supermarket, Rite Aid Drugs,
    Hillsboro, OR                                                             Jo-Ann Fabrics & Crafts, Pier 1 Imports
                                           -----------            ------
REGION TOTAL/WEIGHTED AVERAGE              $16,241,564            $ 8.77
                                           -----------            ------

NEVADA
  Cheyenne Commons.................        $ 3,991,779            $12.61      Wal-Mart, 24 Hour Fitness,
    Las Vegas, NV                                                             Ross Dress For Less
  Green Valley Town & Country......          1,797,066             13.99      Albertson's/Sav-On Superstore
    Henderson, NV
  Mira Loma Shopping Center........            938,061              9.94      Scolari's Market, Long's Drugs
    Reno, NV
  Rainbow Promenade................          3,217,621             14.19      United Artists Theatres,  Barnes & Noble,
    Las Vegas, NV                                                             Linens 'N Things, Office Max, Cost Plus
  Sahara Pavilion North............          4,282,717             13.27      Von's Supermarket, Long's Drugs, TJMaxx,
    Las Vegas, NV                                                             Shepler's, Border's Books, Gold's Gym
  Sahara Pavilion South............          2,124,183             13.75      Sports Authority, Office Max,
    Las Vegas, NV                                                             Michael's Arts & Crafts
  Winterwood Pavilion..............          1,396,330              9.76      Von's Supermarket and Drug,
    Las Vegas, NV                                                             Heilig-Meyer Furniture
                                           -----------            ------
REGION TOTAL/WEIGHTED AVERAGE              $17,747,757            $12.80
                                           -----------            ------

OTHER
  Country Club Center..............        $   633,203            $10.99      Furr's Foods (3)
    Albuquerque, NM
  Maysville Marketsquare...........            905,401              7.16      Wal-Mart (3), Kroger Company
    Maysville, KY                                                             J.C. Penney
  Memphis Retail Center............            477,410              9.83      Hancock Fabrics
    Memphis, TN
  Ocoee Plaza......................            359,686              7.11      Food Lion, Family Dollar
    Ocoee, FL
                                           -----------            ------
REGION TOTAL/WEIGHTED AVERAGE              $ 2,375,700            $ 8.39
                                           -----------            ------
PORTFOLIO
TOTAL/WEIGHTED AVERAGE                     $85,040,335            $10.82
                                           -----------            ------

(1) Annualized base rent for all leases in place at December 31,1999 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months of such leases, multiplied by 12.

(2) The company owns a 94% interest in Chino Town Square. Table reflects 100% of Property data.

(3) These retailers own their space and are not tenants of the company.

(4) Annualized base rent divided by the owned GLA leased at December 31, 1999.

(5) Percent leased and total number of tenants includes month to month leases.

NATIONAL, REGIONAL AND LOCAL TENANT SUMMARY

The following table sets forth certain information for the 58 properties owned at December 31, 1999.

                                            NATIONAL TENANTS(1)            REGIONAL TENANTS(1)              LOCAL TENANTS(1)
                                        ----------------------------  ----------------------------   ------------------------------
                                                       % OF PROPERTY                 % OF PROPERTY                    % OF PROPERTY
                                        % OF PROPERTY    ANN. BASE    % OF PROPERTY     ANN. BASE    % OF PROPERTY      ANN. BASE
PROPERTY                                  LEASED GLA       RENT(2)     LEASED GLA        RENT(2)       LEASED GLA        RENT(2)
                                        -------------  -------------  -------------  -------------   --------------   -------------
NORTHERN CALIFORNIA
  Brookvale Shopping Center ...........     89.11%         81.55%          0.00%          0.00%           10.89%         18.45%
  Cable Park Shopping Center ..........     85.53          71.42             --             --            14.47          28.58
  Chico Crossroads ....................     98.62          97.35             --             --             1.38           2.65
  Creekside Center ....................     80.43          64.80             --             --            19.57          35.20
  Fairmont Shopping Center ............     64.94          46.01          11.67          12.57            23.39          41.42
  Fashion Faire Place .................     84.64          78.55             --             --            15.36          21.45
  Glen Cove Center ....................     81.39          74.47             --             --            18.61          25.53
  Laguna Village ......................     82.76          80.08           5.79           6.96            11.45          12.96
  Lakewood Shopping Center ............     81.90          73.17           1.21           2.53            16.89          24.30
  Manteca Marketplace .................     37.64          36.00          48.86          45.63            13.50          18.37
  Monterey Plaza ......................     88.10          79.51           1.63           2.94            10.27          17.55
  The Shops at Lincoln School .........     20.52          35.01          52.62          36.85            26.86          28.14
  Westwood Village Shopping Center ....     41.78          45.91           1.67           2.21            56.55          51.88
                                            -----          -----          -----          -----            -----          -----
REGION WEIGHTED AVERAGE ...............     75.36%         69.67%          9.16%          8.68%           15.48%         21.65%

SOUTHERN CALIFORNIA
  Arlington Courtyard .................     12.06%         13.23%         50.92%         41.16%           37.01%         45.61%
  Canyon Square .......................     59.71          43.98           2.07           3.04            38.23          52.98
  Chino Town Square ...................     84.85          78.13           6.41           9.82             8.74          12.05
  Laurentian  Center ..................     47.83          48.59          27.31          24.94            24.86          26.47
  Marina Village ......................     45.44          34.93          16.85          23.01            37.71          42.06
  Melrose Village Plaza ...............     84.26          79.68           1.02           1.38            14.72          18.94
  Palmdale Shopping Center ............     87.46          73.38             --             --            12.54          26.62
  Rancho Las Palmas ...................     46.57          25.62           9.41          10.24            44.02          64.14
  San Dimas Marketplace ...............     91.64          88.40           2.87           3.99             5.49           7.62
  Tustin Heights Shopping Center ......     85.84          75.44           0.89           1.45            13.27          23.10
  Vineyard Village East ...............     86.28          76.02          13.72          23.98               --             --
                                            -----          -----          -----          -----            -----          -----
REGION WEIGHTED AVERAGE ...............     72.78%         64.37%          7.78%          9.59%           19.44%         26.04%

WASHINGTON
  Auburn North ........................     80.31%         73.59%         16.24%         18.81%            3.45%          7.60%
  Canyon Ridge Plaza ..................     83.15          80.74           9.59           9.76             7.26           9.50
  Claremont Village ...................     74.08          75.95           7.13           7.28            18.79          16.77
  Olympia Square ......................     79.48          74.67          13.29          15.13             7.23          10.20
  Olympia West Center .................     83.05          87.24           8.48           7.34             8.47           5.41
  Pacific Commons Shopping Center .....     43.01          42.96           2.15           2.46            54.84          54.58
  Panther Lake ........................     57.78          51.70           7.96           8.33            34.26          39.97
  Sunset Square .......................     67.82          56.76          25.92          32.10             6.26          11.14
  Tacoma Central ......................     89.78          89.04           6.35           5.99             3.87           4.98
                                            -----          -----          -----          -----            -----          -----
REGION WEIGHTED AVERAGE ...............     72.02%         69.76%         14.10%         14.24%           13.88%         16.00%

---------------------

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

(2) Annualized base rent for all leases in place at December 31, 1999 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

                                            NATIONAL TENANTS(1)            REGIONAL TENANTS(1)            LOCAL TENANTS(1)
                                        ----------------------------  ----------------------------  ------------------------------
                                                       % OF PROPERTY                 % OF PROPERTY                   % OF PROPERTY
                                        % OF PROPERTY    ANN. BASE    % OF PROPERTY    ANN. BASE    % OF PROPERTY      ANN. BASE
PROPERTY                                  LEASED GLA       RENT(2)     LEASED GLA       RENT(2)       LEASED GLA        RENT(2)
                                        -------------  -------------  -------------  -------------  --------------   -------------
OREGON
  Albany Plaza .....................        67.88%         60.36%          7.44%          9.81%           24.68%         29.83%
  Bear Creek Plaza .................        89.00          82.31           4.68           5.23             6.31          12.46
  Hermiston Plaza ..................        70.78          45.24           4.53          10.05            24.70          44.72
  Hood River Shopping Center .......        28.44          21.56          31.31          50.45            40.24          27.99
  Milwaukie Marketplace ............        79.98          67.92           3.78           5.13            16.24          26.95
  Oregon City Shopping Center ......        66.68          46.01           5.34          12.35            27.97          41.65
  Oregon Trail Shopping Center .....        60.26          57.15           3.62           7.15            36.12          35.70
  Pioneer Plaza ....................        70.56          55.23          14.56          25.96            14.88          18.81
  Powell Valley Junction ...........        64.08          61.11             --             --            35.92          38.89
  Sandy Marketplace ................        34.48          38.91          24.04          19.31            41.49          41.77
  Shute Park Plaza .................        35.16          30.98          16.86          21.53            47.98          47.49
  Southgate Shopping Center ........        70.63          61.91          10.69          12.80            18.67          25.29
  Sunset Mall & Office .............        54.99          36.34           5.03           9.98            39.99          53.68
  Tanasbourne Village ..............        68.97          64.00           9.48          12.17            21.55          23.83
                                            -----          -----          -----          -----            -----          -----
REGION WEIGHTED AVERAGE ............        65.37%         55.81%          8.18%         11.57%           26.45%         32.63%

NEVADA
  Cheyenne Commons .................        88.96%         79.87%          0.47%          0.92%           10.58%         19.22%
  Green Valley Town & Country ......        54.09          44.40           4.35           5.27            41.56          50.33
  Mira Loma Shopping Center ........        24.74          26.50          10.82           7.54            64.44          65.96
  Rainbow Promenade ................        90.31          84.53           2.86           4.61             6.83          10.86
  Sahara Pavilion North ............        72.48          61.70          11.83          11.91            15.69          26.40
  Sahara Pavilion South ............        73.79          64.98           7.62           9.78            18.59          25.24
  Winterwood Pavilion ..............        76.35          70.54          13.20          11.51            10.46          17.95
                                            -----          -----          -----          -----            -----          -----
REGION WEIGHTED AVERAGE ............        74.67%         67.31%          6.81%          7.04%           18.52%         25.65%

OTHER AREAS
  Country Club Center ..............        23.63%         33.19%          5.39%          6.16%           70.98%         60.66%
  Maysville Market Square ..........        91.12          88.73           4.18           4.91             4.70           6.36
  Memphis Retail Center ............        38.29          45.49             --             --            61.71          54.51
  Ocoee Plaza ......................        80.00          77.84             --             --            20.00          22.16
                                            -----          -----          -----          -----            -----          -----
REGION WEIGHTED AVERAGE ............        66.62%         63.71%          2.95%          3.50%           30.43%         32.79%
                                            -----          -----          -----          -----            -----          -----
PORTFOLIO WEIGHTED AVERAGE .........        71.60%         65.39%          8.90%          9.86%           19.50%         24.75%
                                            =====          =====          =====          =====            =====          =====

---------------------

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

(2) Annualized base rent for all leases in place at December 31, 1999 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

ANCHOR AND NON-ANCHOR TENANT SUMMARY

The following table sets forth certain information for the 58 properties owned at December 31, 1999.

                                                       ANCHOR TENANTS(1)                  NON-ANCHOR TENANTS(1)
                                                  ----------------------------        ----------------------------
                                                     %           % OF PROPERTY           %           % OF PROPERTY
                                                  OCCUPIED         ANN. BASE          OCCUPIED         ANN. BASE
PROPERTY                                            GLA              RENT               GLA              RENT
                                                  --------       -------------        --------       -------------
NORTHERN CALIFORNIA
  Brookvale Shopping Center ...........            73.59%            51.40%            26.41%            48.60%
  Cable Park Shopping Center ..........            69.21             36.98             30.79             63.02
  Chico Crossroads ....................            85.18             75.81             14.82             24.19
  Creekside Center ....................            67.45             32.68             32.55             67.32
  Fairmont Shopping Center ............            50.12             25.94             49.88             74.06
  Fashion Faire Place .................            48.00             33.74             52.00             66.26
  Glen Cove Center ....................            76.30             67.76             23.70             32.24
  Laguna Village ......................            77.07             75.19             22.93             24.81
  Lakewood Shopping Center ............            52.41             34.36             47.59             65.64
  Manteca Marketplace .................            55.98             48.84             44.02             51.16
  Monterey Plaza ......................            55.78             29.11             44.22             70.89
  The Shops at Lincoln School .........            52.62             36.85             47.38             63.15
  Westwood Village Shopping Center ....            53.59             38.84             46.41             61.16
                                                   -----             -----            ------            ------
REGION WEIGHTED AVERAGE ...............            64.77%            46.80%            35.23%            53.20%
                                                   -----             -----            ------            ------

SOUTHERN CALIFORNIA
  Arlington Courtyard .................             0.00%             0.00%           100.00%           100.00%
  Canyon Square .......................            48.79             32.94             51.21             67.06
  Chino Town Square ...................            61.02             51.70             38.98             48.30
  Laurentian  Center ..................            37.89             33.12             62.11             66.88
  Marina Village ......................            43.11             27.96             56.89             72.04
  Melrose Village Plaza ...............            52.45             39.30             47.55             60.70
  Palmdale Shopping Center ............            77.32             49.88             22.68             50.12
  Chino Town Square ...................            36.05             10.88             63.95             89.12
  San Dimas Marketplace ...............            46.88             39.27             53.12             60.73
  Tustin Heights Shopping Center ......            62.36             40.67             37.64             59.33
  Vineyard Village East ...............            57.52             41.16             42.48             58.84
                                                   -----             -----            ------            ------
REGION WEIGHTED AVERAGE ...............            52.07%            37.62%            47.93%            62.38%
                                                   -----             -----            ------            ------

WASHINGTON
  Auburn North ........................            66.53%            51.45%            33.47%            48.55%
  Canyon Ridge Plaza ..................            31.30             19.58             68.70             80.42
  Claremont Village ...................            46.12             45.39             53.88             54.61
  Olympia Square ......................            46.01             31.73             53.99             68.27
  Olympia West Center .................            56.65             62.26             43.35             37.74
  Pacific Commons Shopping Center .....            50.43             47.40             49.57             52.60
  Panther Lake ........................            33.84             20.48             66.16             79.52
  Sunset Square .......................            75.43             58.25             24.57             41.75
  Tacoma Central ......................            65.75             61.72             34.25             38.28
                                                   -----             -----            ------            ------
REGION WEIGHTED AVERAGE ...............            58.60%            47.88%            41.40%            52.12%
                                                   -----             -----            ------            ------


------------

(1) Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2) Annualized base rent for all leases in place in which tenants are in occupancy at December 31, 1999 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

ANCHOR AND NON-ANCHOR TENANT SUMMARY

The following table sets forth certain information for the 58 properties owned at December 31, 1999.

                                                       ANCHOR TENANTS(1)                  NON-ANCHOR TENANTS(1)
                                                  ----------------------------        ----------------------------
                                                     %           % OF PROPERTY           %           % OF PROPERTY
                                                  OCCUPIED         ANN. BASE          OCCUPIED         ANN. BASE
PROPERTY                                            GLA              RENT               GLA              RENT
                                                  --------       -------------        --------       -------------
OREGON
  Albany Plaza ........................            40.24%            32.07%            59.76%            67.93%
  Bear Creek Plaza ....................            69.07             51.14             30.93             48.86
  Hermiston Plaza .....................            52.30             23.28             47.70             76.72
  Hood River Shopping Center ..........            83.47             60.42             16.53             39.58
  Milwaukie Marketplace ...............            50.34             28.47             49.66             71.53
  Oregon City Shopping Center .........            72.07             44.75             27.93             55.25
  Oregon Trail Shopping Center ........            66.56             54.06             33.44             45.94
  Pioneer Plaza .......................            52.38             37.36             47.62             62.64
  Powell Valley Junction ..............            78.07             62.39             21.93             37.61
  Sandy Marketplace ...................            55.36             46.58             44.64             53.42
  Shute Park Plaza ....................               --                --            100.00            100.00
  Southgate Shopping Center ...........            58.98             43.84             41.02             56.16
  Sunset Mall .........................            42.24             17.87             57.76             82.13
  Tanasbourne Village .................            47.62             31.20             52.38             68.80
                                                   -----             -----            ------            ------
REGION WEIGHTED AVERAGE ...............            58.08%            38.26%            41.92%            61.74%
                                                   -----             -----            ------            ------

NEVADA
  Cheyenne Commons ....................            61.39%            39.58%            38.61%            60.42%
  Green Valley Town & Country .........            38.53             21.24             61.47             78.76
  Mira Loma ...........................            58.51             49.36             41.49             50.64
  Rainbow Promenade ...................            65.56             56.49             34.44             43.51
  Sahara Pavilion North ...............            50.33             30.32             49.67             69.68
  Sahara Pavilion South ...............            51.00             30.46             49.00             69.54
  Winterwood Pavilion .................            47.41             25.67             52.59             74.33
                                                   -----             -----            ------            ------
REGION WEIGHTED AVERAGE ...............            54.41%            36.82%            45.59%            63.18%
                                                   -----             -----            ------            ------

OTHER AREAS
  Country Club Center .................             0.00%             0.00%           100.00%           100.00%
  Maysville Market Square .............            63.79             56.93             36.21             43.07
  Memphis Retail Center ...............               --                --             100.00            100.00
  Ocoee Plaza .........................            49.44             47.26             50.56             52.74
                                                   -----             -----            ------            ------
REGION WEIGHTED AVERAGE ...............            37.58%            29.00%            62.42%            71.00%
                                                   -----             -----            ------            ------

      PORTFOLIO WEIGHTED AVERAGE ......            57.16%            41.00%            42.84%            59.00%
                                                   =====             =====            ======            ======

------------

(1) Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2) Annualized base rent for all leases in place in which tenants are in occupancy at December 31, 1999 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

MAJOR TENANTS

The following table sets forth certain information for the 58 properties owned at December 31, 1999.

                                                                              Annualized Base Rent in Place at 12/31/99
                                                                              -----------------------------------------
                                                LEASED GLA    % OF TOTAL         TOTAL        ANN. BASE     % OF TOTAL
                                  NUMBER OF   AS OF 12/31/99    LEASED         ANN. BASE     RENT/SQ. FT.   ANN. BASE
         TENANT                    LEASES       (SQ. FT.)        GLA           RENT ($)(1)      ($)(2)         RENT
         ------                   ---------   --------------  ----------       -----------   ------------   ---------
Albertson's/Savon        (3)          12          500,077         6.49%        $ 2,891,847       $5.78         3.46%
Wal-Mart                 (4)           3          316,588         4.11           2,836,372        8.96         3.39
Von's/Safeway            (5)           8          363,556         4.72           2,083,819        5.73         2.49
Rite Aid                              13          290,141         3.76           1,667,728        5.75         2.00
Office Max, Inc.                       5          134,550         1.75           1,480,871       11.01         1.77
United Artists Theatres                2           88,196         1.14           1,361,109       15.43         1.63
24 Hour Fitness                        3           86,305         1.12           1,246,423       14.44         1.49
Ross Dress for Less                    6          126,393         1.64           1,042,254        8.25         1.25
Hollywood Video                        9           54,790         0.71           1,040,978       19.00         1.25
Barnes & Noble                         3           70,573         0.92             999,250       14.16         1.20
Shari's Restaurant                    10           38,793         0.50             986,487       25.43         1.18
Long's Drug Store                      7          170,009         2.21             909,841        5.35         1.09
                                      --        ---------        -----         -----------       -----        -----
TOTAL                                 81        2,239,971        29.06%        $18,546,979       $8.28        22.20%
                                      ==        =========        =====         ===========       =====        =====

------------

(1) Annualized base rent for all leases in place at December 31, 1999 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2) Annualized base rent divided by gross leasable area at December 31, 1999.

(3) Number of leases includes ten Albertson's Supermarket locations and two Savon Drug Store locations.

(4) Number of leases includes two Wal-Mart locations and one Sam's Club
    Location.

(5) Number of leases includes four Von's Supermarket locations and four Safeway Supermarket locations.

LEASE EXPIRATIONS

The following table sets forth certain information for the 58 properties owned at December 31, 1999.

                                                                                         ANNUALIZED BASE RENT IN PLACE AT 12/31/99
                                                                                       ---------------------------------------------
                                   LEASE      NUMBER OF    GLA UNDER                    TOTAL ANN.                      ANN. BASE
                                EXPIRATION     LEASES       EXPIRING         % OF      BASE RENT($)      % OF ANN.         RENT
                                   YEAR       EXPIRING    LEASES (SQ. FT.)   GLA           (2)           BASE RENT    ($/SQ. FT.)(3)
                                ----------    ---------   ----------------  ------     ------------      ---------    --------------
ALL LEASES
1 ...........................      2000          214         528,269          6.85       7,167,931          8.58          13.57
2 ...........................      2001          216         669,257          8.68       7,447,433          8.91          11.13
3 ...........................      2002          249         676,034          8.77       8,926,517         10.68          13.20
4 ...........................      2003          188         657,590          8.53       8,026,904          9.61          12.21
5 ...........................      2004          188         882,819         11.45       8,596,655         10.29           9.74
6 ...........................      2005           63         547,049          7.10       5,418,975          6.49           9.91
7 ...........................      2006           29         367,802          4.77       3,929,620          4.70          10.68
8 ...........................      2007           29         218,321          2.83       2,454,413          2.94          11.24
9 ...........................      2008           33         469,806          6.10       4,070,649          4.87           8.66
10 ..........................      2009           47         542,690          7.04       5,979,250          7.16          11.02
11 and after ................      2010+         101       2,147,407         27.86      21,535,724         25.77          10.03
                                               -----       ---------        ------     -----------        ------         ------
TOTAL/WEIGHTED AVERAGE ......                  1,357       7,707,044        100.00%    $83,554,071        100.00%        $10.84
                                               =====       =========        ======     ===========        ======         ======

ALL ANCHOR LEASES (1)
1 ...........................      2000            4          87,300          1.98         616,107          1.80           7.06
2 ...........................      2001            9         223,541          5.07       1,193,385          3.48           5.34
3 ...........................      2002            6         160,973          3.65       1,087,701          3.18           6.76
4 ...........................      2003            8         197,998          4.49       1,376,545          4.02           6.95
5 ...........................      2004            9         363,242          8.25       1,313,925          3.84           3.62
6 ...........................      2005           15         340,979          7.74       2,751,827          8.03           8.07
7 ...........................      2006            6         243,291          5.52       2,311,640          6.75           9.50
8 ...........................      2007            5         120,406          2.73         798,942          2.33           6.64
9 ...........................      2008            8         352,615          8.00       2,221,271          6.48           6.30
10 ..........................      2009           10         366,112          8.31       3,091,957          9.03           8.45
11 and after ................      2010+          54       1,948,709         44.26      17,493,582         51.07           8.98
                                               -----       ---------        ------     -----------        ------         ------
TOTAL/WEIGHTED AVERAGE ......                    134       4,405,166        100.00%    $34,256,882        100.00%        $ 7.78
                                               =====       =========        ======     ===========        ======         ======

ALL NON-ANCHOR LEASES (1)
1 ...........................      2000          210         440,969         13.36       6,551,823         13.29          14.86
2 ...........................      2001          207         445,716         13.50       6,254,048         12.69          14.03
3 ...........................      2002          243         515,061         15.60       7,838,816         15.90          15.22
4 ...........................      2003          180         459,592         13.92       6,650,359         13.49          14.47
5 ...........................      2004          179         519,577         15.74       7,282,730         14.77          14.02
6 ...........................      2005           48         206,070          6.24       2,667,148          5.41          12.94
7 ...........................      2006           23         124,511          3.77       1,617,980          3.28          12.99
8 ...........................      2007           24          97,915          2.97       1,655,471          3.36          16.91
9 ...........................      2008           25         117,191          3.55       1,849,378          3.75          15.78
10 ..........................      2009           37         176,578          5.35       2,887,293          5.86          16.35
11 and after ................      2010+          47         198,698          6.02       4,042,142          8.20          20.34
                                               -----       ---------        ------     -----------        ------         ------
TOTAL/WEIGHTED AVERAGE ......                  1,223       3,301,878        100.00%    $49,297,188        100.00%        $14.93
                                               =====       =========        ======     ===========        ======         ======

------------

Note: Number of Leases expiring does not include tenants on a month-to-month agreement, whose combined occupancy totals 73,746 sq. ft.

(1) The company defines anchors as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2) Annualized base rent for all leases in place at December 31, 1999 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(3) Annualized base rent divided by gross leasable area at December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a party to legal proceedings that arise in the normal course of business, which matters are generally covered by insurance. The resolution of these matters cannot be predicted with certainty. However, in the opinion of management, based upon currently available information, liability under such proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 1999, no matters were submitted to a vote of stockholders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock began trading on the New York Stock Exchange ("NYSE") on August 8, 1997, under the symbol "PNP". On March 4, 2000 the Company had approximately 86 stockholders of record and approximately 2600 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by the Company.

                                                    DISTRIBUTIONS
                               HIGH         LOW       DECLARED
                              -------     -------   -------------
First Quarter 1998            $22.562     $21.375      $0.38
Second Quarter 1998           $22.750     $19.375      $0.38
Third Quarter 1998            $22.000     $16.500      $0.38
Fourth Quarter 1998           $20.500     $17.562      $0.38
First Quarter 1999            $20.250     $17.500      $0.40
Second Quarter 1999           $20.188     $17.375      $0.40
Third Quarter 1999            $20.188     $17.063      $0.40
Fourth Quarter 1999           $18.250     $15.125      $0.40

        The fourth quarter 1998 and 1999 distributions on an annualized basis amount to $1.52 and $1.60 per share, respectively. All distributions will be made by the Company at the discretion of the Board of Directors and will depend upon the earnings of the Company, its financial condition and any other factors the Board of Directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, the Company is required to make distributions to holders of its shares in an amount at least equal to 95% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected financial data for the Company on a historical basis. The following data should be read in connection with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.


                    SELECTED CONSOLIDATED FINANCIAL DATA (1)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                         1999         1998          1997        1996          1995
                                                       --------      -------      -------      -------      --------
STATEMENTS OF OPERATIONS DATA:
Total revenue                                          $101,062      $79,253      $46,710      $35,623      $30,767
Operating and general and administrative
   expenses                                              25,513       19,765       14,216       12,766       12,775
Depreciation and amortization                            17,476       14,298        8,928        7,693        6,340
Interest expense                                         23,939       18,295       14,057       14,671       12,262
Income (loss) before extraordinary item                  32,576       26,634        9,356          449         (615)
Net income (loss)                                        32,576       26,634        8,313          449         (615)
Per share data:
     Income before extraordinary item-diluted (2)          1.54         1.35         0.55           --           --
     Net income-diluted (2)                                1.54         1.35         0.49           --           --
     Distributions declared                                1.60         1.52         0.58           --           --


                                                        AS OF DECEMBER 31,
                                 ----------------------------------------------------------------
                                   1999          1998          1997          1996          1995
                                 --------      --------      --------      --------      --------
BALANCE SHEET DATA:
Properties, net                  $748,061      $667,478      $455,514      $264,017      $251,423
Total assets                      784,537       705,541       487,220       293,186       275,690
Notes payable                     228,490       144,024       108,316       192,915       191,302
Line of credit payable            128,800       138,500        62,450            --            --
Advances from related party            --            --            --        32,113        16,482
Minority interests                 23,347        17,318         1,521         1,539         1,347
Stockholders' equity              381,866       383,088       301,055            --            --
Owner's equity                         --            --            --        61,808        61,359

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

        The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of the Company's stock, financial performance and operations of its shopping centers, real estate conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions, changes in the availability of additional acquisitions, changes in local or national economic conditions, and other risks detailed from time to time in reports filed with the Securities and Exchange Commission.

OVERVIEW

        The following discussions should be read in connection with the consolidated financial statements of Pan Pacific Retail Properties, Inc. and subsidiaries (the "Company"), and the notes thereto, appearing elsewhere in this report.

        The Company receives income primarily from rental revenue (including recoveries from tenants) from shopping center properties. Primarily as a result of the Company's acquisition and outparcel buildout program, the financial data shows increases in total revenue from period to period.

        The Company has experienced economies of scale as it has grown its portfolio from 25 properties, at the initial public offering ("IPO") in August 1997, to 58 properties at December 31, 1999. For example, in 1999 and 1998, the Company experienced a decrease in overhead costs as a percentage of total revenue as compared to 1997 and 1996. For the years ended December 31, 1999 and 1998, general and administrative expenses, as a percentage of total revenue were 5.3% and 5.2%, respectively. This compares favorably with the years ended December 31, 1997 and 1996, where this same ratio was 8.4% and 9.2%, respectively. Another example of economies of scale is the reduction in operating expenses on a square foot basis. During the year ended December 31, 1999, the Company owned properties comprising a weighted average GLA of 7,640,000 square feet. Total expenses, excluding interest, depreciation and amortization for the year ended December 31, 1999 were $25,513,000 or $3.34 per square foot. During the year ended December 31, 1998, the Company owned properties comprising a weighted average GLA of 6,026,000 square feet. Total expenses, excluding interest, depreciation and amortization, for the year ended December 31, 1998 were $19,765,000 or $3.28 per square foot. These expense rates per square foot compare favorably with the same calculations for the years ended December 31, 1997 and 1996 where the rates per square foot were $3.97 and $4.38, respectively. The Company anticipates there will be continued benefits in the future due to these economies of scale, although to a lesser extent than what has been noted above.

        The Company expects that the more significant part of its revenue growth in the next year or two will come from additional acquisitions and rent increases from re-leasing and re-tenanting initiatives, the benefit of the stabilization of the properties acquired during 1998 and 1999 and the revenue generated from expanded GLA due to the buildout of outparcels.

RESULTS OF OPERATIONS

        Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998.

        Total revenue increased by $21,809,000 or 27.5% to $101,062,000 from $79,253,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998.

        Rental revenue increased by $16,924,000 or 26.8% to $80,137,000 from $63,213,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in rental revenue resulted principally from the acquisition of San Dimas Marketplace and Bear Creek Plaza in January 1998; Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998; Manteca Marketplace in March 1998; a 24 Hour Fitness building, Panther Lake Shopping Center and Creekside Center in April 1998;

Westwood Village Shopping Center and Fashion Faire Shopping Center in May 1998; Pacific Commons Shopping Center in June 1998; Oregon Trail, Hermiston Plaza and Hood River Center in October 1998; Sandy Marketplace, Southgate Center, Oregon City Shopping Center, Sunset Mall, Mira Loma Shopping Center and Glen Cove Center in November 1998; the remaining 50% interest in Melrose Village Plaza in January 1999; Auburn North Shopping Center in March 1999; Marina Village in April 1999; Canyon Square Plaza and Rancho Las Palmas Retail Center in September 1999; and The Shops at Lincoln School and Albany Plaza in October 1999 (collectively, the "1998 and 1999 Acquisitions").

        Recoveries from tenants increased by $4,165,000 or 30.3% to $17,893,000 from $13,728,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase resulted primarily from the 1998 and 1999 Acquisitions. Recoveries from tenants were 89.7% of property operating expenses and property taxes for the year ended December 31, 1999 compared to 88.3% of the same expenses for the same period in 1998.

        Property operating expenses increased by $2,738,000 or 27.9% to $12,551,000 from $9,813,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in property operating expenses was primarily attributable to the 1998 and 1999 Acquisitions. Property taxes increased by $1,664,000 or 29.0% to $7,399,000 from $5,735,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in property taxes was also primarily the result of the 1998 and 1999 Acquisitions.

        Depreciation and amortization increased by $3,178,000 or 22.2% to $17,476,000 from $14,298,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. This was primarily due to the 1998 and 1999 Acquisitions.

        Interest expense increased by $5,644,000 or 30.9% to $23,939,000 from $18,295,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily as a result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance acquisitions, interest expense on the fixed-rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998, interest expense on the fixed-rate mortgages assumed related to Sunset Mall, Oregon City Shopping Center, Sandy Marketplace and Southgate Center in the fourth quarter of 1998 and interest expense on the fixed-rate mortgage assumed related to Rancho Las Palmas Retail Center in the third quarter of 1999. Interest expense also increased as a result of the secured financings on Rainbow Promenade, San Dimas Marketplace, Melrose Village Plaza, Monterey Plaza, Tustin Heights Shopping Center and Tanasbourne Village completed in June and July 1999. Although the proceeds were used to paydown the Unsecured Credit Facility, the fixed interest rates on the secured financings were greater than the Company's variable-rate borrowings under the Unsecured Credit Facility. These increases were offset by a decrease in interest expense related to the repayment of debt of approximately $82,000,000 in May 1998 in connection with the Company's secondary offering of common stock.

        General and administrative expenses increased by $1,206,000 or 29.4% to $5,315,000 from $4,109,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase was primarily attributable to costs associated with additional staffing necessitated by acquisitions in 1998, annual compensation increases as well as a one-time accrual for executive severance cost in 1999. As a percentage of total revenue, general and administrative expenses were 5.3% for the year ended December 31, 1999 and 5.2% for the year ended December 31, 1998.

        The following table compares the operating data for the 31 properties ("Same Properties") that were owned and in operation for the entirety of both years ended December 31, 1999 and 1998:

                                                             1999              1998
                                                          -----------      -----------
Revenue:
   Rental                                                 $52,331,000      $51,169,000
   Recoveries from tenants                                 11,722,000       11,297,000
   Operating income from unconsolidated partnerships          349,000          303,000
   Other                                                    1,204,000          745,000
                                                          -----------      -----------
                                                          $65,606,000      $63,514,000
Operating expenses:
   Property operating and property taxes                   13,191,000       12,647,000

                                                          -----------      -----------
Operating income                                          $52,415,000      $50,867,000
                                                          ===========      ===========

        Operating income for the Same Properties for the year ended December 31, 1999 increased over the same period in the prior year by $1,548,000 or 3.0%. This increase was attributable to increased rental revenue primarily related to the development of pads at Brookvale Shopping Center, Canyon Ridge Plaza, Sunset Square and Winterwood Pavilion, and increased occupancy at Laguna Village, Laurentian Center, Sahara Pavilion North and Winterwood Pavilion. These increases were offset by a decrease due to a vacancy at Memphis Retail Center. Other income also increased due to lease settlements recorded at Cheyenne Commons, Claremont Village Plaza, Green Valley Town & Country, Sahara Pavilion North and Tacoma Central. Operating expenses for these Same Properties increased by $544,000 or 4.3% primarily due to increases in common area maintenance costs at Cheyenne Commons, Rainbow Promenade, Sahara Pavilion South and Winterwood Pavilion, and increases in bad debt expense at Green Valley Town & Country and Sahara Pavilion South.

        Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997.

        Total revenue increased by $32,543,000 or 69.7% to $79,253,000 for the year ended December 31, 1998 as compared to $46,710,000 for the year ended December 31, 1997.

        Rental revenue increased by $26,096,000 or 70.3% to $63,213,000 from $37,117,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in rental revenue resulted principally from the acquisition of San Dimas Marketplace and Bear Creek Plaza in January 1998; Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998; Manteca Marketplace in March 1998; a 24 Hour Fitness building, Panther Lake Shopping Center and Creekside Center in April 1998; Westwood Village Shopping Center and Fashion Faire Shopping Center in May 1998; Pacific Commons Shopping Center in June 1998; Oregon Trail, Hermiston Plaza and Hood River Center in October 1998; and Sandy Marketplace, Southgate Center, Oregon City Shopping Center, Sunset Mall, Mira Loma Shopping Center and Glen Cove Center in November 1998 (collectively, the "1998 Acquisitions") and the benefit of a full year of rental revenue from the acquisition of Chico Crossroads in February 1997; Monterey Plaza in April 1997; Fairmont Shopping Center in May 1997; Lakewood Shopping Center in June 1997; Green Valley Town & Country in August 1997; Rainbow Promenade in September 1997; Claremont Village, Olympia West and Tacoma Central in November 1997; Tustin Heights, Palmdale Center and Brookvale Center in December 1997; and the inclusion in operations of Laguna Village Phase II in the third quarter of 1997 (collectively, the "1997 Acquisitions").

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

        Depreciation and amortization increased by $5,370,000 or 60.2% to $14,298,000 from $8,928,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997. This was primarily due to the 1998 Acquisitions, the 1997 Acquisitions and amortization for current year additions of tenant improvements and leasing commissions.

        Interest expense increased by $4,238,000 or 30.2% to $18,295,000 from $14,057,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily as a result of interest expense relating to amounts drawn on the Company's unsecured credit facility (the "Unsecured Credit Facility") to finance acquisitions, interest expense related to the assumption of fixed-rate mortgages on Tacoma Central and Olympia West in the fourth quarter of 1997, interest expense on the fixed-rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998 as well as interest expense on the fixed-rate mortgages assumed related to Sunset Mall, Oregon City Shopping Center, Sandy Marketplace and Southgate Center in the fourth quarter of 1998. These increases were offset by decreases in interest expense related to the repayment of debt of approximately $134,000,000 in August 1997 in connection with the Company's IPO and approximately

$82,000,000 in May 1998 in connection with the Company's secondary offering.

        General and administrative expenses increased by $186,000 or 4.7% to $4,109,000 from $3,923,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997. This increase was primarily attributable to annual salary increases and costs associated with additional staffing necessitated by the acquisitions. These increases were partially offset by a decrease in the management fee paid to Revenue Properties Company Limited ("Revenue Properties") as that fee is no longer being charged effective with the completion of the IPO. As a percentage of total revenue, general and administrative expenses were 5.2% and 8.4% for the years ended December 31, 1998 and 1997, respectively.

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

        The following table compares the operating data for the 19 properties ("Same Properties") that were owned and in operation for the entirety of both years ended December 31, 1998 and 1997:

                                                             1998             1997
                                                          -----------      -----------
Revenue:
   Rental                                                 $28,804,000      $28,462,000
   Recoveries from tenants                                  7,798,000        7,597,000
   Operating income from unconsolidated partnerships          948,000          887,000
   Other                                                      383,000          485,000
                                                          -----------      -----------
                                                          $37,933,000      $37,431,000
Operating expenses:
   Property operating and property taxes                    8,539,000        8,653,000
                                                          -----------      -----------
Operating income                                          $29,394,000      $28,778,000
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

FUNDS FROM OPERATIONS

        The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper. The Company's computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. With respect to NAREIT's clarification to the definition of Funds from Operations which is effective January 1, 2000, the Company expects no impact on its calculation of Funds from Operations.

        The following table presents the Company's actual Funds from Operations for the years ended December 31, 1999 and 1998 and actual and pro forma Funds from Operations for the year ended December 31, 1997:

                                        DECEMBER 31,       DECEMBER 31,
                                            1999               1998                 DECEMBER 31, 1997
                                        ------------       ------------       ------------------------------
                                           ACTUAL             ACTUAL             ACTUAL           PRO FORMA
                                        ------------       ------------       -----------        -----------
Net income                              $32,576,000        $26,634,000        $ 8,313,000        $17,537,000
Add:
   Extraordinary loss                            --                 --          1,043,000                 --
   Depreciation and amortization         17,476,000         14,298,000          8,928,000          9,484,000
   Depreciation of unconsolidated
      partnerships                            8,000            211,000            208,000            208,000
   Depreciation of non-real estate
      corporate assets                     (392,000)          (220,000)          (204,000)          (204,000)
   DownREIT minority interests            1,530,000            211,000                 --                 --
Less:
   Net gain on sale of real estate         (400,000)                --                 --                 --
                                        -----------        -----------        -----------        -----------
Funds from Operations                   $50,798,000        $41,134,000        $18,288,000        $27,025,000
                                        ===========        ===========        ===========        ===========
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                   22,122,659         19,662,622         16,866,173                 --
Number of shares of common stock
   assumed to be outstanding                     --                 --                 --         16,814,012

CASH FLOWS

        Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998.

        Net cash provided by operating activities increased by $7,377,000 to $46,740,000 for the year ended December 31, 1999, as compared to $39,363,000 for the year ended December 31, 1998. The increase was primarily the result of an increase in operating income due to property acquisitions.

        Net cash used in investing activities decreased by $89,292,000 to $77,671,000 for the year ended December 31, 1999, compared to $166,963,000 for the year ended December 31, 1998. The decrease was primarily the result of a reduction in acquisitions of and additions to operating properties and an increase in proceeds from sale of real estate offset by an acquisition of interest in an unconsolidated partnership.

        Net cash provided by financing activities decreased by $101,090,000 to $29,269,000 for the year ended December 31, 1999, compared to $130,359,000 for the year ended December 31, 1998. The decrease primarily resulted from a decrease in line of credit proceeds, an increase in line of credit payments, an increase in notes payable payments, a decrease in the issuance of common stock and an increase in distributions paid offset by an increase in notes payable proceeds.

        Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997.

        Net cash provided by operating activities increased by $24,121,000 to $39,363,000 for the year ended December 31, 1998, as compared to $15,242,000 for the year ended December 31, 1997. The increase was primarily the result of an increase in operating income due to property acquisitions.

        Net cash used in investing activities increased by $517,000 to $166,963,000 for the year ended December 31, 1998, compared to $166,446,000 for the year ended December 31, 1997. The increase was primarily the result of acquisitions of and additions to operating properties for the 1998 Acquisitions, offset by contributions to unconsolidated partnerships in 1997.

        Net cash provided by financing activities decreased by $12,610,000 to $130,359,000 for the year ended December 31, 1998, compared to $142,969,000 for the year ended December 31, 1997. The decrease primarily resulted from a decrease in notes payable payments, offset by a decrease in advances from related party, a decrease in issuance of common stock and an increase in distributions paid.

YEAR 2000 ISSUE

        To date, we are not aware of any adverse effects of the Year 2000 issue on any of our internal systems or those of our vendors or tenants. Management does not expect Year 2000 issues to have a material adverse effect on our operations or financial results in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The total market capitalization of the Company at December 31, 1999, was approximately $722,685,000, based on the market closing price at December 31, 1999 of $16.3125 per share (assuming the conversion of 1,147,204 DownREIT LLC units) and the debt outstanding of approximately $357,290,000 (exclusive of accounts payable and accrued expenses). As a result, the Company's debt to total market capitalization ratio was approximately 49.4% at December 31, 1999. The Board of Directors adopted a policy of limiting the Company's indebtedness to approximately 50% of its total market capitalization. However, the Company may from time to time modify its debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of its common stock. Accordingly, the Company may increase or decrease its debt to market capitalization ratio beyond the limit described above. In addition, considering current market volatility with regard to stock prices, an alternate measure of leverage which is not affected by fluctuations in stock price is the ratio of debt to gross real estate assets. At December 31, 1999 the Company's debt to gross real estate assets ratio was 44.4%.

        At December 31, 1999, the Company had $71,200,000 available under its Unsecured Credit Facility. In October, the Company received an investment grade credit rating of BBB- from Standard & Poor's, thereby reducing the Company's borrowing costs under the Unsecured Credit Facility by 22.5 basis points. As such, at the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.15% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under the Unsecured Credit Facility at December 31, 1999 was 8.79%. This weighted average rate was unusually high at year-end as a result of significant interest rate volatility caused by Y2K concerns in the financial markets. Shortly after year-end, LIBOR dropped back down to levels consistent with rates before the year-end spike resulting in a current borrowing rate of approximately 7.0%. The Company will continue to use the Unsecured Credit Facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The rate of external growth in 1999 was at a slower pace than the rate of external growth during 1998 in response to capital market conditions. This decreased external growth rate is expected to continue through the year 2000.

        The Company's indebtedness outstanding at December 31, 1999 requires balloon payments of $128,800,000 in 2002, $4,004,000 in 2004, $7,401,000 in
2005, $30,520,000 in 2006, $74,644,000 in 2007, $46,355,000 in 2009, $23,191,000
in 2010 and $5,836,000 in 2012. The balloon payment due in the year 2002 represents the balance drawn on the Unsecured Credit Facility at December 31, 1999 of $128,800,000. With regard to the balloon payments noted above, it is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

        During 1999, the Company completed a number of financing transactions. At the end of the second quarter, the Company closed a $35,000,000 financing transaction evidenced by notes payable, secured by deeds of trust on two properties, Rainbow Promenade and San Dimas Marketplace, bearing interest at 7.2%. At the beginning of the third quarter, the Company closed a second financing transaction for $56,300,000 also evidenced by notes payable, secured by deeds of trust on four properties, Melrose Village Plaza, Monterey Plaza, Tustin Heights Shopping Center and Tanasbourne Village, bearing interest at 7.1%. The proceeds were used to pay down the Unsecured Credit Facility.

        Also in the third quarter, the Company formed Pan Pacific (Rancho Las Palmas), LLC (the "RLPLLC") and Pan Pacific (RLP), Inc. in connection with the acquisition of Rancho Las Palmas Retail Center. As part of the acquisition, and in exchange for an interest in the asset contributed to RLPLLC by an individual, 314,587 DownREIT LLC units were issued.

        In the fourth quarter the Company entered into a new $200,000,000 Unsecured Credit Facility for three years under similar terms and conditions as the old facility and with the same syndicate of banks. The Unsecured Credit Facility matures in December 2002. In addition, the Company entered into a modification agreement with the lender on the Chino Town Square property. The loan was set to mature in March of 2000. Pursuant to the terms of the modification agreement the maturity date was extended to January 2010 and the interest rate was reduced from 8.0% to 7.72%. Following these financing transactions, at December 31, 1999, 39 of the Company's 58 properties remain unencumbered.

        The Company expects to make distributions from net cash provided by operations. Operating cash flows in excess of amounts to be used for distributions will be invested by the Company primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on the Unsecured Credit Facility, if any.

        The following table provides historical distribution information:

                                                                                                            Distribution
   Quarter Ended               Date Declared               Record Date                Date Paid               Per Share
------------------           -------------------        ------------------         ----------------         ------------
September 30, 1997           October 6, 1997            October 22, 1997           October 31, 1997            $0.2128
December 31, 1997            December 5, 1997           December 29, 1997          January 19, 1998            $0.3625
March 31, 1998               March 17, 1998             March 31, 1998             April 17, 1998              $0.3800
June 30, 1998                June 19, 1998              June 30, 1998              July 17, 1998               $0.3800
September 30, 1998           September 11, 1998         October 5, 1998            October 21, 1998            $0.3800
December 31, 1998            December 8, 1998           December 22, 1998          January 20, 1999            $0.3800
March 31, 1999               February 10, 1999          March 17, 1999             April 16, 1999              $0.4000
June 30, 1999                June 15, 1999              June 28, 1999              July 16, 1999               $0.4000
September 30, 1999           September 9, 1999          September 24, 1999         October 22, 1999            $0.4000
December 31, 1999            December 9, 1999           December 22, 1999          January 21, 2000            $0.4000

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

                                                                                                                             Fair
                                   2000       2001         2002         2003        2004       Thereafter      Total       Value(2)
                                 -------     -------     ---------     -------     -------     ---------     ---------     ---------
Fixed-rate debt (1)              $3,306      $3,600      $  3,888      $4,203      $8,408      $203,323      $226,728      $226,556
Average interest rate              7.69%       7.69%         7.69%       7.69%       7.36%         7.69%         7.67%         7.77%

Variable-rate LIBOR debt (1)         --          --      $128,800          --          --            --      $128,800      $128,800
Average interest rate                --          --          8.79%         --          --            --          8.79%         8.79%


(1) Principal amounts shown are in thousands.

(2) The fair value of fixed-rate debt and variable-rate LIBOR debt were determined based on the current rates offered for fixed-rate debt and variable-rate LIBOR debt with similar risks and maturities.

        The table incorporates only those exposures that exist as of December 31, 1999, and does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's interest rate fluctuations will depend on the exposures that arise during the period and interest rates.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

        Certain information required by Part III is omitted from this annual report on Form 10-K in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held in May, 2000 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

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

        1. Consolidated Financial Statements:


                                                                        Page(s)
                                                                        -------
Independent Auditors' Report.......................................       F-1
Consolidated Balance Sheets as of December 31, 1999
   and 1998........................................................       F-2
Consolidated Statements of Income for the years ended
   December 31, 1999, 1998 and 1997................................       F-3
Consolidated Statements of Equity for the years ended
   December 31, 1999, 1998 and 1997................................       F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997................................       F-5
Notes to Consolidated Financial Statements.........................       F-7

        2. Consolidated Financial Statement Schedule:

Schedule III--Properties and Accumulated Depreciation..............      F-20

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

   10.5         Form of Miscellaneous Rights Agreement (previously filed as Exhibit 10.6 to the Company's Registration Statement on
                Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   10.6         Form of Non-Competition Agreement (previously filed as Exhibit 10.7 to the Company's Registration Statement on Form
                S-11 (Registration No. 333-28715) and incorporated herein by reference)

   10.7         Credit Agreement with Bank of America NT&SA (previously filed as Exhibit 10.8 to the Company's filing of Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

   10.8         Amended and Restated Limited Liability Company Agreement of Pan Pacific (Portland), LLC (previously filed as Exhibit
                99.1 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

   10.9         Form of First Amendment to Employment Agreement between the Company and Mr. Stuart A. Tanz (previously filed as
                Exhibit 10.21 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.10        Form of First Amendment to Non-Qualified Stock Option Agreement between the Company and Mr. Stuart A. Tanz
                (previously filed as Exhibit 10.22 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.11        Form of First Amendment to Incentive Stock Option Agreement between the Company and Mr. Stuart A. Tanz (previously filed as Exhibit 10.23 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.12        Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz (previously filed as Exhibit 10.24 to the
                Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.13        Form of First Amendment to Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz (previously filed as Exhibit 10.25 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.14        Form of First Amendment to Employment Agreement between the Company and Mr. Jeffrey S. Stauffer (previously filed as
                Exhibit 10.26 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.15        Restricted Stock Agreement between the Company and Mr. Jeffrey S. Stauffer (previously filed as Exhibit 10.27 to the
                Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.16        Form of First Amendment to Restricted Stock Agreement between the Company and Mr. Jeffrey S. Stauffer (previously filed as Exhibit 10.28 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.17        Form of First Amendment to Non-Qualified Stock Option Agreement for Independent Directors (previously filed as
                Exhibit 10.32 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.18        Form of Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz (previously filed as Exhibit 10.1 to the Company's filing on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

   10.19        Credit Agreement with Bank of America, NA dated December 20, 1999

   10.20        Employment Agreement between the Company and Mr. Joseph B. Tyson

   21.1         Subsidiaries of the Registrant

   23.1         Consent of KPMG LLP

   27.1         Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)

        (b) Reports on Form 8-K.

                None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2000.

        PAN PACIFIC RETAIL PROPERTIES, INC.


By:         /s/ Stuart A. Tanz           By:       /s/ Joseph B. Tyson
   -------------------------------------      ----------------------------------
              Stuart A. Tanz                         Joseph B. Tyson
   President and Chief Executive Officer       Executive Vice President and
                                                  Chief Financial Officer

By:      /s/ Laurie A. Sneve
    ------------------------------------
        Laurie A. Sneve, CPA
    Vice President and Controller
    (Principal Accounting Officer)


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

        SIGNATURE                                        TITLE                                          DATE
        ---------                                        -----                                          ----
    /s/ Stuart A. Tanz       Director, Chairman, Chief Executive Officer and President             March 17, 2000
--------------------------
      Stuart A. Tanz


   /s/ Joseph B. Tyson       Executive Vice President, Chief Financial Officer, Treasurer          March 17, 2000
--------------------------   and Secretary
     Joseph B. Tyson


   /s/ Laurie A. Sneve       Vice President and Controller (Principal Accounting Officer)          March 17, 2000
--------------------------
   Laurie A. Sneve, CPA


   /s/ Paul D. Campbell      Director                                                              March 17, 2000
--------------------------
     Paul D. Campbell


    /s/ Mark J. Riedy        Director                                                              March 17, 2000
--------------------------
      Mark J. Riedy


  /s/ Bernard M. Feldman     Director                                                              March 17, 2000
--------------------------
    Bernard M. Feldman


    /s/ David P. Zimel       Director                                                              March 17, 2000
--------------------------
      David P. Zimel

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Pan Pacific Retail Properties, Inc.:

        We have audited the accompanying consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries (see Note 1) as of December 31, 1999 and 1998, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

San Diego, California
January 31, 2000

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               DECEMBER 31,    DECEMBER 31,
ASSETS:                                                                            1999            1998
                                                                               ------------    ------------
Operating properties, at cost:
   Land                                                                          $209,071        $186,891
   Buildings and improvements (including related party development
      and acquisition fees of $1,235)                                             569,519         501,645
   Tenant improvements                                                             26,496          20,986
                                                                                 --------        --------
                                                                                  805,086         709,522
   Less accumulated depreciation and amortization                                 (57,025)        (42,044)
                                                                                 --------        --------
                                                                                  748,061         667,478

Investments in unconsolidated partnerships                                          1,496           9,946
Cash and cash equivalents                                                           1,097           2,759
Restricted cash                                                                       592             912
Accounts receivable (net of allowance for doubtful accounts of
   $608 and $412, respectively)                                                     3,295           2,958
Accrued rent receivable (net of allowance for doubtful accounts of
   $1,377 and $1,071, respectively)                                                12,391           9,643
Notes receivable                                                                    3,043           2,411
Deferred lease commissions (including unamortized related party amounts of
   $2,396 and $2,310, respectively, and net of accumulated
   amortization of $2,281 and $2,093, respectively)                                 3,943           2,955
Prepaid expenses                                                                    7,987           5,244
Other assets                                                                        2,632           1,235
                                                                                 --------        --------
                                                                                 $784,537        $705,541
                                                                                 ========        ========
LIABILITIES AND EQUITY:
Notes payable                                                                    $228,490        $144,024
Line of credit payable                                                            128,800         138,500
Accounts payable, accrued expenses and other liabilities (including related
   party amounts of $404 and $405, respectively)                                   13,074          14,384
Distributions payable (including related party amounts
   of $4,323 and $4,107, respectively)                                              8,960           8,227
                                                                                 --------        --------
                                                                                  379,324         305,135
Minority interests                                                                 23,347          17,318
                                                                                 --------        --------

Stockholders' equity:
   Common stock par value $.01 per share, 100,000,000 authorized shares,
      21,252,512 and 21,162,012 shares issued and outstanding
      at December 31, 1999 and 1998, respectively                                     213             212
   Paid in capital in excess of par value                                         481,312         481,182
   Accumulated deficit                                                            (99,659)        (98,306)
                                                                                 --------        --------
                                                                                  381,866         383,088
                                                                                 --------        --------
                                                                                 $784,537        $705,541
                                                                                 ========        ========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                           ------------------------------------
                                                             1999          1998          1997
                                                           --------       -------       -------
REVENUE:
   Base rent                                               $ 79,377       $62,585       $36,839
   Percentage rent                                              760           628           278
   Recoveries from tenants                                   17,893        13,728         8,042
   Net gain on sale of real estate                              400            --            --
   Income from unconsolidated partnerships                      341           737           409
   Other                                                      2,291         1,575         1,142
                                                           --------       -------       -------
                                                            101,062        79,253        46,710
                                                           --------       -------       -------


EXPENSES:
   Property operating                                        12,551         9,813         6,142
   Property taxes                                             7,399         5,735         3,187
   Depreciation and amortization                             17,476        14,298         8,928
   Interest                                                  23,939        18,295        14,057
   General and administrative                                 5,315         4,109         3,923
   Other                                                        248           108           964
                                                           --------       -------       -------
                                                             66,928        52,358        37,201
                                                           --------       -------       -------

INCOME BEFORE MINORITY INTERESTS
   AND EXTRAORDINARY ITEM                                    34,134        26,895         9,509
   Minority interests                                        (1,558)         (261)         (153)
                                                           --------       -------       -------

INCOME BEFORE EXTRAORDINARY ITEM                             32,576        26,634         9,356
   Extraordinary loss on early extinguishment of debt            --            --        (1,043)
                                                           --------       -------       -------
NET INCOME                                                 $ 32,576       $26,634       $ 8,313
                                                           ========       =======       =======
Basic earnings per share:
   Income before extraordinary item                        $   1.54       $  1.37       $  0.56
   Extraordinary item                                      $     --       $    --       $ (0.06)
   Net income                                              $   1.54       $  1.37       $  0.49
Diluted earnings per share:
   Income before extraordinary item                        $   1.54       $  1.35       $  0.55
   Extraordinary item                                      $     --       $    --       $ (0.06)
   Net income                                              $   1.54       $  1.35       $  0.49


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            COMMON STOCK         ADDITIONAL
                                            OWNER'S     ---------------------     PAID-IN      ACCUMULATED
                                            EQUITY        SHARES       AMOUNT     CAPITAL        DEFICIT      TOTAL
                                           --------     ----------     ------    ----------    -----------   --------
Balance at December 31, 1996               $ 61,808             --      $ --      $     --      $     --     $ 61,808
Net proceeds from the initial public
   offering                                      --      8,050,000        80       143,204            --      143,284
Capital contribution from RPUS (Note 1)     (61,808)     8,764,012        88       252,109       (93,066)      97,323
Net income                                       --             --        --            --         8,313        8,313
Cash dividends paid and declared                 --             --        --            --        (9,673)      (9,673)
                                           --------     ----------      ----      --------      --------     --------
Balance at December 31, 1997                     --     16,814,012       168       395,313       (94,426)     301,055
Net proceeds from secondary offering             --      4,348,000        44        85,869            --       85,913
Net income                                       --             --        --            --        26,634       26,634
Cash distributions paid and declared             --             --        --            --       (30,514)     (30,514)
                                           --------     ----------      ----      --------      --------     --------
Balance at December 31, 1998                     --     21,162,012       212       481,182       (98,306)     383,088
Restricted stock awards                                     90,500         1           130            --          131
Net income                                       --             --        --            --        32,576       32,576
Cash distributions paid and declared             --             --        --            --       (33,929)     (33,929)
                                           ========     ==========      ====      ========      ========     ========
Balance at December 31, 1999               $     --     21,252,512      $213      $481,312      $(99,659)    $381,866
                                           ========     ==========      ====      ========      ========     ========

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                 -------------------------------------
                                                                                    1999          1998          1997
                                                                                 ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  32,576     $  26,634     $   8,313
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                  17,476        14,298         8,928
     Amortization of prepaid financing costs                                           707           697           453
     Net gain on sale of real estate                                                  (400)           --            --
     Income from unconsolidated partnerships                                          (341)         (737)         (409)
     Extraordinary loss on early extinguishment of debt                                 --            --         1,043
     Minority interests                                                              1,558           261           153
     Changes in assets and liabilities:
      Decrease (increase) in restricted cash                                           320          (251)           36
      Increase in accounts receivable                                                 (337)       (1,332)         (552)
      Increase in accrued rent receivable                                           (2,748)       (2,023)       (1,625)
      Increase in deferred lease commissions                                        (1,785)       (1,039)         (906)
      Increase in prepaid expenses                                                    (732)       (1,480)         (823)
      Increase in other assets                                                        (948)         (609)       (1,424)
      Increase in accounts payable, accrued expenses and other liabilities           1,394         4,944         2,055
                                                                                 ---------     ---------     ---------
        Net cash provided by operating activities                                   46,740        39,363        15,242
                                                                                 ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of and additions to operating properties                         (81,219)     (169,140)     (157,650)
     Additions to property under development                                            --            --        (3,245)
     Proceeds from sale of real estate                                              12,915            --            --
     Increase (decrease) in construction accounts payable and
      accrued expenses                                                              (2,573)        1,656           917
     Contributions to unconsolidated partnerships                                       --            --        (7,010)
     Distributions from unconsolidated partnerships                                     84           712            --
     Acquisition of interest in unconsolidated partnership                          (7,163)           --            --
     Acquisition of minority interests                                                (204)         (160)         (170)
     Increase in other assets                                                         (841)           --            --
     Collections of notes receivable                                                 1,599           113         5,363
     Increases in notes receivable                                                    (269)         (144)       (4,651)
                                                                                 ---------     ---------     ---------
        Net cash used in investing activities                                      (77,671)     (166,963)     (166,446)
                                                                                 ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit proceeds                                                       106,962       177,101        68,500
     Line of credit payments                                                      (116,662)     (101,051)       (6,050)
     Notes payable proceeds                                                         91,300            --            --
     Notes payable payments                                                        (14,949)       (2,479)     (123,539)
     Advances from related party                                                        --            --        65,210
     Prepaid financing costs                                                        (2,719)         (601)         (216)
     Payment of prepayment penalties                                                    --            --        (1,035)
     Refunds from loan escrow                                                           --            43           393
     Issuance of common stock                                                           --        85,913       143,284
     Distributions paid                                                            (34,663)      (28,567)       (3,578)
                                                                                 ---------     ---------     ---------
        Net cash provided by financing activities                                   29,269       130,359       142,969
                                                                                 ---------     ---------     ---------
NET INCREASE/(DECREASE) IN CASH AND CASH                                            (1,662)        2,759        (8,235)
   EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       2,759            --         8,235
                                                                                 =========     =========     =========
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $   1,097     $   2,759     $      --
                                                                                 =========     =========     =========
                                                                                                             (Continued)

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                              -----------------------------
                                                                                1999       1998       1997
                                                                              -------    -------    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for interest (net of amounts capitalized of                    $22,995    $17,539    $14,206
        $231, $286 and $229, respectively)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Transfer from property under development to
        operating properties                                                  $    --    $    --    $ 5,907
     Transfer from property under development to
        deferred lease commissions                                            $    --    $    --    $   119
     Transfer from investment in unconsolidated partnerships
        to property                                                           $15,775    $    --    $    --
     Transfer of acquisition deposits from other assets to property           $    --    $ 1,465    $    --
     Notes receivable issued upon sales of property                           $ 1,962    $    --    $    --
     Notes payable assumed upon acquisition of properties                     $12,523    $38,187    $37,421
     Note payable assumed by buyer upon sale of property                      $ 4,408    $    --    $    --
     Wrap-around note receivable and note payable assumed                     $    --    $    --    $ 1,519
     Foreclosure of a property securing a note receivable                     $    --    $   601    $ 1,283
     Minority interest from acquisition of property                           $ 6,134    $15,722    $    --
     Reclassification of advances from related party to
        stockholders' equity                                                  $    --    $    --    $97,323
     Distributions payable                                                    $ 8,960    $ 8,227    $ 6,095

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

        Pan Pacific Realty Corporation was incorporated in the state of Maryland on April 16, 1997 (inception) and subsequently changed its name to Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the "Company"). The Company was formed to continue to operate and expand the shopping center business conducted by Revenue Properties (U.S.), Inc. ("RPUS"), formerly known as Pan Pacific Development (U.S.) Inc., a wholly-owned subsidiary of Revenue Properties Company Limited ("Revenue Properties"), and its subsidiaries related to the ownership, leasing and management of its neighborhood and community shopping centers and a medical office building ("Pan Pacific Development Properties"). As of December 31, 1999, the Company owned a portfolio comprised of 58 properties located primarily in the Western region of the United States. Commencing with its taxable year ended December 31, 1997, the Company believes it qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code.

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

        The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation Transactions"):

            - Certain properties were transferred by RPUS entities to the Company and certain RPUS entities were merged with and into the Company.

            - RPUS advanced cash of $26,486,000 to the Company (the "RPUS Contribution").

            - The Company obtained a $150,000,000 unsecured credit facility (the "Unsecured Credit Facility") which has been and is expected to be used to finance additional shopping center acquisitions and for other corporate purposes.

            - A portion of the estimated net proceeds of the Offering and the RPUS Contribution were used by the Company to repay indebtedness of the Company and to pay transaction costs, including fees and expenses associated with the Unsecured Credit Facility.

        The transfer of certain properties and the merger of certain RPUS entities with and into the Company was accounted for as a combination of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets, liabilities and equity were carried over at their historical book values and their operations have been recorded on a combined historical basis. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred, as though the entities had been combined as of either the beginning of the period or inception. Accordingly, the results of operations for the year ended December 31, 1997 comprise those of the combined entities from August 13, 1997 through December 31, 1997. Prior to the combination, the Company had no significant operations; therefore, the combined operations for the periods prior to August 13, 1997 represent primarily the operations of Pan Pacific Development Properties. All of the accounts of RPUS unrelated to these activities have been excluded from these consolidated financial statements. A deficit of $93,066,000 was accumulated by Pan Pacific Development Properties prior to the Formation Transactions. The combination did not require any material adjustments to conform to accounting policies of the separate entities.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

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

        In September 1999, the Company formed Pan Pacific (Rancho Las Palmas), LLC ("RLP LLC") and Pan Pacific (RLP), Inc. ("RLP, Inc.") in connection with the acquisition of Rancho Las Palmas Retail Center. The Company and RLP, Inc., a wholly-owned subsidiary of the Company, are co-managing members of RLP LLC. As part of the acquisition, and in exchange for an interest in the asset contributed to RLP LLC by an individual, 314,587 units were issued to a non-managing member. The non-managing member can seek redemption of the units beginning on the first anniversary of the date of issuance. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share of common stock for each unit, or (ii) paying cash to the non-managing member based on the average trading price of its common stock. Distributions are made to the non-managing member at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the non-managing member in an amount equal to the cumulative distributions earned by the non-managing member. All remaining net income or loss is allocated to the managing members.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Note 1). All material intercompany transactions and balances have been eliminated. At December 31, 1999, the Company consolidated Chino Town Square, of which the Company's ownership interest is 95.1%, PPP LLC, of which the Company's ownership interest is 56.2%, and RLP LLC, of which the Company has control and whose ownership interest is 16%. The Company has recorded a minority interest for the portions not owned by the Company.

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

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

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

(g) INCOME TAXES

        As of April 16, 1997, the Company elected to be taxed as a REIT pursuant to the Internal Revenue Code, as amended. In general, a corporation that distributes at least 95% of its REIT taxable income to stockholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Company has qualified and intends for it to continue to qualify as a REIT in the future. As discussed more fully in Note 9, management also does not expect that the Company will pay income taxes on "built-in gains" on certain of its assets. Based on these considerations, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates in future years.

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

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(h) CREDIT RISK

        The Company predominantly operates in one industry segment: real estate ownership, management and development. No single tenant accounts for 10% or more of rental revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company's customer base, and their dispersion across many geographical areas. At December 31, 1999 and 1998, the Company had no significant concentration of credit risk.

(i) NET INCOME PER SHARE

        Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing the amount of earnings for the period available to common stockholders during the period by the weighted-average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

        The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted EPS (all net income is available to common stockholders for the period presented):

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                   -----------------------------------------
                                                      1999           1998           1997
                                                   -----------    -----------    -----------
Income available to common stockholders:
   Basic                                           $    32,576    $    26,634    $     8,313
   Add-back income allocated to PPP LLC and              1,530            211             --
     RLP LLC units (minority interest)
                                                   -----------    -----------    -----------
   Diluted                                         $    34,106    $    26,845    $     8,313
                                                   ===========    ===========    ===========

Weighted average shares:
   Basic (deemed outstanding the entire year in
     1997)                                          21,196,238     19,507,141     16,814,012
   Incremental shares from assumed:
     Exercise of dilutive stock options                  8,478         32,404         52,161
     Conversion of PPP LLC and RLP LLC
       units                                           917,943        123,077             --
                                                   -----------    -----------    -----------
   Diluted                                          22,122,659     19,662,622     16,866,173
                                                   ===========    ===========    ===========

        At December 31, 1999 and 1998, 1,210,067 and 328,500 stock options, respectively, were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive. There were no anti-dilutive stock options outstanding at December 31, 1997.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(j) STOCK PLANS

        The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosures required by SFAS No. 123.

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

(l) RECLASSIFICATIONS

        Certain reclassifications of 1997 amounts have been made in order to conform to 1999 presentation.

3. INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

        The accompanying consolidated financial statements include investments in partnerships in which the Company does not own a controlling interest. At December 31, 1999, the Company owned a 50% general partner interest in North Coast Health Center. At December 31, 1998, the Company owned 50% general partner interests in Melrose Village Plaza and North Coast Health Center. These investments are reported using the equity method. On January 5, 1999, the Company acquired the remaining interest in Melrose Village Plaza from the limited partner.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


3. INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

        Summarized combined financial information for the partnerships is presented below:

                                           AS OF DECEMBER 31,
                                           ------------------
                                            1999       1998
                                           ------    -------
Properties                                 $2,993    $19,182
Other assets                                   --        894
                                           ------    -------

Total assets                               $2,993    $20,076
                                           ======    =======

Liabilities                                $   --    $   184
Partners' capital                           2,993     19,892
                                           ------    -------

Total liabilities and partners' capital    $2,993    $20,076
                                           ======    =======

                   FOR THE YEARS ENDED
                      DECEMBER 31,
              --------------------------
               1999      1998      1997
              ------    ------    ------
Revenue       $2,534    $4,186    $4,046
Expenses       1,852     2,712     3,228
              ------    ------    ------

Net income    $  682    $1,474    $  818
              ======    ======    ======


4. OTHER ASSETS

        Included in other assets is an $800,000 investment made by the Company during 1999 in Esave, Inc. (dba Eversave.com). Esave, Inc. is an Internet company designed to provide consumers with easy, on-line access to special offers and sales promotions provided by the retailers and services within their local neighborhoods. Esave, Inc. also provides the shopper with an easy, on-line means of searching for specific products, services and pricing from their convenient neighborhood retailers. At December 31, 1999, the Company owned approximately 6% of Esave, Inc.'s total stock outstanding, which is accounted for using the cost method.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

5. NOTES PAYABLE AND LINE OF CREDIT

                                                                                              DECEMBER 31,
                                                                                         --------------------
                                                                                           1999        1998
                                                                                         --------    --------
Notes payable consist of the following:

   Bank notes payable, secured by a mortgage and deeds of trust, bearing interest at
      8.17% with monthly principal and interest payments of $404, due in January 2007    $ 52,989    $ 53,429

   Bank note payable, secured by a deed of trust, bearing interest at 7.72% with
      monthly principal and interest payments of $190, due in January 2010                 26,546      27,160

   Bank note payable, secured by a deed of trust, bearing interest at 7.00% with
      monthly principal and interest payments of $37, due in March 2004                     4,485       4,561

   Bank note payable, secured by a deed of trust, bearing interest at 8.52%
      with monthly principal and interest payments of $35, due in January
      2007, assumed by buyer upon sale of property in December 1999                            --       4,441

   Bank notes payable, secured by deeds of trust, bearing interest at 7.80% with
      monthly principal and interest payments of $107, due in December 2005                10,743      11,172

   Bank notes payable, secured by deeds of trust, bearing interest at 7.88% with
      monthly  principal and interest payments of $56, due in August 2008                   4,189       5,161

   Bank note payable, secured by deeds of trust, bearing interest at 8.73% with
      monthly principal and interest payments of $144, due in February 2007 (a)            16,933      17,148

   Bank note payable, secured by a deed of trust, bearing interest at 7.65% with
      monthly principal and interest payments of $54, due in October 2012 (b)               7,495       7,569

   Bank note payable, secured by a deed of trust, bearing interest at 8.50%
      with monthly principal and interest payments of $34, due in March
      2000, repaid in December 1999                                                            --       3,725

   Bank notes payable, secured by deeds of trust, bearing interest at 7.21% with
      monthly principal and interest payments of $252, due in July 2006                    34,788          --

   Bank notes payable, secured by deeds of trust, bearing interest at 7.10% with
      monthly principal and interest payments of $391, due in August 2009                  56,067          --

   Bank note payable, secured by a deed of trust, bearing interest at 8.10% with
      monthly principal and interest payments of $94, due in August 2007                   12,493          --

   Promissory note payable, secured by a deed of trust, bearing interest at 8%,
      due and repaid in January 1999                                                           --       7,700
                                                                                         --------    --------
                                                                                          226,728     142,066
   Unamortized note payable premiums                                                        1,762       1,958
                                                                                         --------    --------
                                                                                         $228,490    $144,024
                                                                                         ========    ========

(a) Excludes unamortized note payable premium of $1,443 and $1,620 at December 31, 1999 and 1998, respectively.

(b) Excludes unamortized note payable premium of $319 and $338 at December 31, 1999 and 1998, respectively.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


5. NOTES PAYABLE AND LINE OF CREDIT (CONTINUED)

        Principal payments under these notes payable are due as follows:

                2000                          $  3,306
                2001                             3,600
                2002                             3,888
                2003                             4,203
                2004                             8,408
                2005 and subsequent            203,323
                                              ---------
                                              $226,728
                                              =========


        As part of the Formation Transactions, $134,217,000 of notes payable were repaid. In connection with the early payoff of these notes, an extraordinary loss of $1,043,000 was recorded which includes prepayment penalties, unamortized financing costs and loan premium.

        The Company also has a $200,000,000 Unsecured Credit Facility which bears interest, at the Company's option, at either LIBOR plus 1.15% or a reference rate and expires in December 2002. At December 31, 1999, the amount drawn on this line of credit was $128,800,000 and the interest rate was 8.79%. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment.

6. FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate fair value of each class of financial instruments:

(a) CASH AND CASH EQUIVALENTS, RESTRICTED CASH, ACCOUNTS RECEIVABLE, CERTAIN NOTES RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER LIABILITIES

        The carrying amounts approximate fair values because of the short maturity of these instruments.

(b) A NOTE RECEIVABLE

        It was not practicable to estimate the fair value of the note receivable due to the uncertainty of the timing of repayment.

(c) A NOTE RECEIVABLE

        The fair value of the note receivable approximates the carrying amount based on market rates for the same or other instruments with similar risk, security and remaining maturities.

(d) NOTES AND LINE OF CREDIT PAYABLE

        The fair value of notes payable and the line of credit payable approximates the carrying amount based on the current rates offered for notes and lines of credit payable with similar risks and maturities.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

7. NET GAIN ON SALE OF REAL ESTATE

        The Company recorded a net gain of $400,000 on the sale of three assets for the year ended December 31, 1999. This consisted of the sale of a single-tenant property on June 30, 1999 for cash of $4,400,000 recognizing a gain of $75,000. In addition, the Company sold a shopping center on December 9, 1999 for $7,750,000, representing cash and a note receivable, recognizing a gain of $988,000. On December 22, 1999 the Company sold a shopping center for $820,000, representing cash and a note receivable, recognizing a loss of $663,000.

8. STOCK PLANS

        In August 1997, the Company established the 1997 Stock Option and Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant restricted stock awards and stock options to officers and key employees. The Plan authorizes grants of restricted stock and options to purchase up to 1,620,000 shares of authorized but unissued common stock.

(a) STOCK OPTIONS

        Stock options are granted with an exercise price equal to the stock's fair value at the date of grant. At the time of the Offering, the Company issued to certain officers, directors and key employees, 900,000 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $19.50, equal to the stock's fair value at the date of grant. On March 17, 1998, the Company issued 337,500 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $22.1875, equal to the stock's fair value at the date of grant. On March 19, 1999, the Company issued 233,000 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $17.625, equal to the stock's fair value at the date of grant. On October 11, 1999, the Company issued 50,000 common stock options pursuant to the Plan. The stock options were granted with an exercise price of $18.90, which was greater than the stock's fair value at the date of grant. The stock options have seven-year terms and vest 33 1/3% per year over three years from the date of grant, except for the options granted to the independent directors which vest 33 1/3% immediately, with the remainder vesting ratably over two years.

        The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 were $1.64, $2.48 and $2.64, respectively, on the dates of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                      1999       1998        1997
                                     ------     -------     ------
     Expected distribution yield      8.50%       7.50%      6.75%
     Risk-free interest rate          5.00%       5.00%      6.50%
     Expected volatility             23.90%      23.72%     22.05%
     Expected life (years)             6.5          5          5

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


8. STOCK PLANS (CONTINUED)

        The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                          1999                            1998                           1997
                                -----------------------         -----------------------        ----------------------
                                   AS             PRO              AS             PRO            AS              PRO
                                REPORTED         FORMA          REPORTED         FORMA         REPORTED         FORMA
                                --------        -------         --------        -------        --------        ------
Net income                      $32,576         $31,481         $26,634         $25,676         $8,313         $8,012
Diluted earnings per share      $  1.54         $  1.49         $  1.35         $  1.31         $ 0.49         $ 0.48

        Pro forma net income reflects options granted since adoption of the Plan.

        Stock option activity during the periods presented is as follows:

                                     NUMBER OF    WEIGHTED-AVERAGE
                                      OPTIONS      EXERCISE PRICE
                                    ----------    ----------------
Balance at December 31, 1996               --               --
         Granted                      900,000         $19.5000
         Exercised                         --               --
         Forfeited                         --               --
         Expired                           --               --
                                    ---------
Balance at December 31, 1997          900,000          19.5000
         Granted                      337,500          22.1875
         Exercised                         --               --
         Forfeited                    (20,666)         20.6700
         Expired                       (1,667)         19.5000
                                    ---------
Balance at December 31, 1998        1,215,167          20.2265
         Granted                      283,000          17.6250
         Exercised                         --               --
         Forfeited                    (17,000)         20.0600
         Expired                       (3,333)         19.5000
                                    ---------
Balance at December 31, 1999        1,477,834          19.7750
                                    =========

        At December 31, 1999, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options were $19.775 and 4.8 years, respectively. At December 31, 1999, 761,173 of the options were exercisable.

(b) RESTRICTED STOCK

        During 1999 the Company granted 90,500 shares of restricted stock to certain officers and key employees pursuant to the Plan. The restricted shares vest 20% per year over five years from the date of grant. Compensation expense, for the portion that vested during 1999, has been recognized in general and administrative expenses.

        At December 31, 1999, there were 51,666 additional shares available for grant under the Plan.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

9. INCOME TAXES

        The Company's income tax expense is included in other expenses and consists of the following:

                           FOR THE YEARS ENDED DECEMBER 31,
                           --------------------------------
                             1999        1998       1997
                             ----        ----       ----
Current income taxes:
      Federal                $--         $ --       $ --
      State                    46          20         19
                             ----        ----       ----
                             $ 46        $ 20       $ 19
                             ====        ====       ====

        The differences between income tax expense computed using statutory income tax rates and the Company's effective income tax rate are as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                         1999             1998            1997
                                       --------         --------         -------
Federal income taxes                   $ 11,104         $  9,062         $ 3,188
State income taxes, net
   of federal benefit                     1,905            1,554             572
Decrease in valuation allowance              --               --          (2,519)
Distributions paid deduction            (13,009)         (10,616)         (1,222)
Other                                        46               20              --
                                       --------         --------         -------
                                       $     46         $     20         $    19
                                       ========         ========         =======

        At December 31, 1999, the Company had unused net operating losses carried forward for federal income tax purposes of approximately $12,000,000. The Company went through a change in control for tax purposes during 1997 which significantly restricts the use of the Company's net operating losses carried forward in future years. The net operating losses carried forward expire at various times through 2010.

        As discussed in Note 2(g), the Company elected to be taxed as a REIT, effective April 16, 1997. Management believes that the Company qualified and management's intent is to continue to qualify as a REIT and therefore does not expect the Company will be liable for income taxes on "built-in gains" on its assets at the federal level or in most states in future years. Accordingly, for the years ended December 31, 1999, 1998 and 1997, no provision was recorded for federal or substantially all state income taxes.

        In connection with the Company's incorporation and the Offering in 1997, certain nontaxable mergers were consummated with RPUS whereby several wholly-owned subsidiaries of RPUS merged with and into the Company. To the extent the excess fair value of the assets at the date of merger exceeded the aggregate adjusted tax bases of those assets, a net unrecognized built-in gain was created for income tax purposes.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

9. INCOME TAXES (CONTINUED)

        In connection with its election to be taxed as a REIT, the Company will also elect to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $50,000,000 at December 31, 1999, 1998 and 1997. Management believes that the Company will not be required to make payments of income taxes on built-in gains during the ten-year period ending December 31, 2007 due to the availability of its net operating loss carryforward to offset built-in gains which might be recognized, the potential for the Company to make nontaxable dispositions, if necessary (e.g., like-kind exchanges of properties) and the intent and ability of the Company to defer asset dispositions to periods when related gains will not be subject to the built-in gains income taxes. However, it may be necessary to recognize a liability for such income taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

10. FUTURE LEASE REVENUE

        Total future minimum lease receipts under noncancellable operating tenant leases in effect at December 31, 1999 are as follows:

                2000                            $ 82,182
                2001                              75,706
                2002                              68,496
                2003                              59,524
                2004                              51,516
                2005 and subsequent              280,592
                                                ---------
                                                $618,016
                                                =========

11. RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses are management fees totaling $481,000 for the year ended December 31, 1997 which are a reimbursement of costs incurred by Revenue Properties for managing the development of the properties, directing corporate strategy, and consulting on operations. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(b) The Company paid a consulting fee of $259,000 for the year ended December 31, 1997 to a sole proprietorship owned by a director of Revenue Properties. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(c) The Company incurred $529,000 for the year ended December 31, 1997 for loan guaranty fees charged by Revenue Properties. These fees are recorded as a component of other expenses. Effective August 13, 1997, at the closing of the Offering, these fees are no longer being incurred by the Company.

(d) Distributions on common stock paid to RPUS during 1999 and 1998 were $17,077,000 and $14,625,000, respectively. At December 31, 1999 and 1998,
$4,323,000 and $4,107,000, respectively, were payable as distributions to RPUS.

(e) The Company received $150,000, $270,000 and $60,000 for the years ended December 31, 1999, 1998 and 1997, respectively, which represent a reimbursement of costs incurred by the Company in providing financial services to RPUS. These amounts are included as a reduction of general and administrative expenses.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


11. RELATED PARTY TRANSACTIONS (CONTINUED)

(f) The Company has notes receivable at December 31, 1999 of $260,000 due from executive officers. The notes bear interest at 7.00% and mature in August 2000. The Company had a note receivable at December 31, 1998 of $144,000 due from an executive officer. The note bore interest at 7.00% and matured in December 1999. On January 21, 1999, principal of $20,000 was repaid. On March 24, 1999, the remaining principal and accrued interest outstanding of approximately $125,000 was repaid.

12. EMPLOYEE BENEFIT PLAN

        The Company implemented an employee benefit plan in March 1997. All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan as defined by the Internal Revenue Code. The employee benefit plan allows eligible employees to defer up to 15 percent of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions. This cost is accrued as incurred. The Company's cost for the years ended December 31, 1999, 1998 and 1997 was approximately $23,000, $17,000 and $63,000, respectively.

13. COMMITMENTS AND CONTINGENCIES

(a) The Company leases certain real estate and office equipment under operating leases expiring at various dates through 2021. Rental expense was $769,000, $810,000 and $637,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum rentals under noncancellable leases in effect at December 31, 1999 were as follows:

                2000                          $  768
                2001                             767
                2002                             437
                2003                             199
                2004                             196
                2005 and subsequent            3,017
                                              ------
                                              $5,384
                                              ======

(b) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following summarizes the condensed quarterly financial information for the Company:

                                                            QUARTERS ENDED 1999
                                          -------------------------------------------------------
                                          DECEMBER 31    SEPTEMBER 30     JUNE 30        MARCH 31
                                          -----------    ------------     -------        --------
Revenue                                     $27,536        $25,365        $24,346        $23,815
Expenses and minority interests              18,897         17,345         16,267         15,977
                                            -------        -------        -------        -------

Net income                                  $ 8,639        $ 8,020        $ 8,079        $ 7,838
                                            =======        =======        =======        =======


Basic and diluted earnings per share        $  0.41        $  0.38        $  0.38        $  0.37


                                                            QUARTERS ENDED 1998
                                          -------------------------------------------------------
                                          DECEMBER 31    SEPTEMBER 30     JUNE 30        MARCH 31
                                          -----------    ------------     -------        --------
Revenue                                     $22,323        $20,242        $19,248        $17,440
Expenses and minority interests              14,612         12,793         13,146         12,068
                                            -------        -------        -------        -------

Net income                                  $ 7,711        $ 7,449        $ 6,102        $ 5,372
                                            =======        =======        =======        =======


Basic and diluted earnings per share        $  0.36        $  0.35        $  0.32        $  0.32


15. SEGMENT REPORTING

        The Company predominantly operates in one industry segment, real estate ownership, management and development. As of December 31, 1999 and 1998, the Company owned 58 and 54 community shopping centers, respectively, primarily located in the Western United States (see Note 1). Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. Therefore, the Company defines operating segments as individual properties with no segment representing more than 10% of the total for the Company. No single tenant accounts for 10% or more of rental revenue and none of the shopping centers are located in a foreign country.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
                     PROPERTIES AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                                    COSTS CAPITALIZED
                                                            INITIAL COSTS             SUBSEQUENT TO
                                                      -------------------------        ACQUISITION
                                                                  BUILDINGS     -------------------------
                                                                     AND                         CARRYING
DESCRIPTION                          ENCUMBRANCES      LAND     IMPROVEMENTS(2) IMPROVEMENTS(2)   COSTS
                                     ------------     ------    --------------- ---------------  --------
PROPERTIES:
 Albany Plaza
 Albany, OR                            $    --        $1,525        $ 4,638         $   --        $   --
 Arlington Courtyard
 Riverside, CA                              --           401            753             75            --
 Auburn North
 Auburn, WA                                 --         2,275          8,053             --            --
 Bear Creek Plaza
 Medford, OR                                --         3,275          9,825            664            --
 Brookvale Center
 Fremont, CA                                --         3,164          9,492            624            --
 Cable Park
 Orangevale, CA                             --         3,043          9,174             --            --
 Canyon Ridge Plaza
 Kent, WA                                   --         2,457             --          7,607         1,275

 Canyon Square Plaza
 Santa Clarita, CA                          --         2,725          8,338             --            --
 Cheyenne Commons
 Las Vegas, NV                              --         8,540         26,810          1,712            --
 Chico Crossroads
 Chico, CA                                  --         3,600         17,063             24            --
 Chino Town Square
 Chino, CA                              26,546         8,801         10,297         25,559            --
 Claremont Village
 Everett, WA                                --         2,320          6,987            199            --
 Country Club Center
 Rio Rancho, NM                          3,226           566          2,514            862            --
 Creekside Center
 Hayward, CA                                --         1,500          4,500            551            --
 Fairmont Shopping Center
 Fairmont, CA                               --         3,420          8,003            165            --
 Fashion Faire
 San Leandro, CA                            --         2,863          8,588            212            --
 Glen Cove Center
 Vallejo, CA                                --         1,925          5,775             56            --
 Green Valley Town & Country
 Henderson, NV                              --         4,096         12,333             75            --
 Hermiston Plaza
 Hermiston, OR                              --         1,931          5,791          1,168            --
 Hood River Center
 Hood River, OR                             --         1,169          3,507            463            --
 Laguna Village
 Sacramento, CA                             --         3,226             --         15,273         1,644

 Lakewood Shopping Center
 Lakewood, CA                               --         2,363          7,125             69            --
 Laurentian Center
 Ontario, CA                             4,485         2,767          6,445            723            --
 Manteca Marketplace
 Manteca, CA                                --         3,904         11,713            544            --
 Marina Village
 Huntington Beach, CA                       --         3,586         10,933             --            --
 Maysville Marketsquare
 Maysville, KY                           5,279         3,454          2,001          3,688            79

 Melrose Village
 Vista, CA                               9,187         5,125         11,621             --            --

                                                 TOTAL COSTS
                                     ------------------------------------
                                                  BUILDINGS                                         DATE OF
                                                     AND           TOTAL        ACCUMULATED       ACQUIS.(A)
DESCRIPTION                           LAND       IMPROVEMENTS    (1)(2)(3)   DEPRECIATION(2)(3)   CONSTR.(C)
                                     -------     ------------    ---------   ------------------   ----------
PROPERTIES:
 Albany Plaza
 Albany, OR                          $ 1,525        $ 4,638        $ 6,163        $   19            1999(A)
 Arlington Courtyard
 Riverside, CA                           401            828          1,229           199            1994(A)
 Auburn North
 Auburn, WA                            2,275          8,053         10,328           135            1999(A)
 Bear Creek Plaza
 Medford, OR                           3,275         10,489         13,764           531            1998(A)
 Brookvale Center
 Fremont, CA                           3,164         10,116         13,280           524            1997(A)
 Cable Park
 Orangevale, CA                        3,043          9,174         12,217            --            1999(A)
 Canyon Ridge Plaza
 Kent, WA                              2,904          8,435         11,339         1,130            1992(A)
                                                                                                    1995(C)
 Canyon Square Plaza
 Santa Clarita, CA                     2,725          8,338         11,063            65            1999(A)
 Cheyenne Commons
 Las Vegas, NV                         8,540         28,522         37,062         3,466            1995(A)
 Chico Crossroads
 Chico, CA                             3,600         17,087         20,687         1,221            1997(A)
 Chino Town Square
 Chino, CA                            21,248         23,409         44,657         2,831            1992(A)
 Claremont Village
 Everett, WA                           2,320          7,186          9,506           410            1997(A)
 Country Club Center
 Rio Rancho, NM                          566          3,376          3,942           941            1992(A)
 Creekside Center
 Hayward, CA                           1,500          5,051          6,551           204            1998(A)
 Fairmont Shopping Center
 Fairmont, CA                          3,420          8,168         11,588           560            1997(A)
 Fashion Faire
 San Leandro, CA                       2,863          8,800         11,663           351            1998(A)
 Glen Cove Center
 Vallejo, CA                           1,925          5,831          7,756           171            1998(A)
 Green Valley Town & Country
 Henderson, NV                         4,096         12,408         16,504           743            1997(A)
 Hermiston Plaza
 Hermiston, OR                         1,931          6,959          8,890           215            1998(A)
 Hood River Center
 Hood River, OR                        1,169          3,970          5,139           119            1998(A)
 Laguna Village
 Sacramento, CA                        3,448         16,695         20,143         1,902            1992(A)
                                                                                                 1996/97(C)
 Lakewood Shopping Center
 Lakewood, CA                          2,363          7,194          9,557           486            1997(A)
 Laurentian Center
 Ontario, CA                           2,767          7,168          9,935         1,485         1994/96(A)
 Manteca Marketplace
 Manteca, CA                           3,904         12,257         16,161           597            1998(A)
 Marina Village
 Huntington Beach, CA                  3,586         10,933         14,519           182            1999(A)
 Maysville Marketsquare
 Maysville, KY                         3,299          5,923          9,222         1,154            1992(A)
                                                                                                    1993(C)
 Melrose Village
 Vista, CA                             5,125         11,621         16,746         1,911            1999(A)

                                                                                                (continued)

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
               PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                    COSTS CAPITALIZED
                                                            INITIAL COSTS             SUBSEQUENT TO
                                                      -------------------------        ACQUISITION
                                                                  BUILDINGS     -------------------------
                                                                     AND                         CARRYING
DESCRIPTION                          ENCUMBRANCES      LAND     IMPROVEMENTS(2) IMPROVEMENTS(2)   COSTS
                                     ------------     ------    --------------- ---------------  --------
PROPERTIES:
 Memphis Retail Center
 Memphis, TN                               --          1,204          3,780           (103)          --
 Milwaukie Marketplace
 Milwaukie, OR                             --          3,181          9,554            378           --
 Mira Loma Shopping Center
 Reno, NV                                  --          1,925          5,775            221           --
 Monterey Plaza
 San Jose, CA                          17,427          7,688         18,761            248           --
 Ocoee Plaza
 Ocoee, FL                                 --            651          2,911            286           --
 Olympia Square
 Olympia, WA                           13,883          3,737         11,580          1,013           --
 Olympia West Center
 Olympia, WA                            4,189          2,735          8,295            142           --
 Oregon City Shopping Center
 Oregon City, OR                       10,290          4,426         13,272            237           --
 Oregon Trail
 Gresham, OR                               --          3,593         10,779          3,119           --
 Pacific Commons Shopping
 Center                                    --          3,419         10,256             85           --
 Spanaway, WA
 Palmdale Center
 Palmdale, CA                              --          1,150          3,454             57           --
 Panther Lake Shopping Center
 Kent, WA                                  --          1,950          5,850            133           --
 Pioneer Plaza
 Springfield, OR                           --          1,864          5,591            132           --
 Powell Valley Junction
 Gresham, OR                               --          1,546          4,639            600           --
 Rainbow Promenade
 Las Vegas, NV                         19,879          9,390         21,774            251           --
 Rancho Las Palmas
 Rancho Mirage, CA                     12,493          5,025         15,235             --           --
 Sahara Pavilion North
 Las Vegas, NV                         30,601         11,920         28,554            650           --
 Sahara Pavilion South
 Las Vegas, NV                             --          4,833         12,988          1,572           --
 San Dimas Market Place
 San Dimas, CA                         14,909          5,700         17,100            218           --
 Sandy Marketplace
 Sandy, OR                              4,778          2,046          6,064            209           --
 Shops at Lincoln School
 Modesto, CA                               --          1,672          5,067             --           --
 Shute Park Plaza
 Hillsboro, OR                             --            994          2,981            245           --
 Southgate Center
 Milwaukie, OR                          3,308          1,424          4,268            461           --
 Sunset Mall
 Portland, OR                           7,814          2,996          8,989            101           --
 Sunset Square
 Bellingham, WA                            --          6,100         18,647          2,630           --
 Tacoma Central
 Tacoma, WA                            10,743          5,314         16,288            170           --
 Tanasbourne Village
 Hillsboro, OR                         18,772          5,573         13,861          1,417           --

                                                   TOTAL COSTS
                                       ------------------------------------
                                                    BUILDINGS                                         DATE OF
                                                       AND           TOTAL        ACCUMULATED       ACQUIS. (A)
DESCRIPTION                             LAND       IMPROVEMENTS    (1)(2)(3)   DEPRECIATION(2)(3)   CONSTR. (C)
                                       -------     ------------    ---------   ------------------   -----------
PROPERTIES:
 Memphis Retail Center
 Memphis, TN                            1,204           3,677          4,881             676           1992(A)
 Milwaukie Marketplace
 Milwaukie, OR                          3,181           9,932         13,113             488           1998(A)
 Mira Loma Shopping Center
 Reno, NV                               1,925           5,996          7,921             173           1998(A)
 Monterey Plaza
 San Jose, CA                           7,702          18,995         26,697           1,328           1997(A)
 Ocoee Plaza
 Ocoee, FL                                651           3,197          3,848             605           1992(A)
 Olympia Square
 Olympia, WA                            3,737          12,593         16,330           3,130           1992(A)
 Olympia West Center
 Olympia, WA                            2,735           8,437         11,172             486           1997(A)
 Oregon City Shopping Center
 Oregon City, OR                        4,426          13,509         17,935             396           1998(A)
 Oregon Trail
 Gresham, OR                            3,593          13,898         17,491             409           1998(A)
 Pacific Commons Shopping
 Center                                 3,419          10,341         13,760             389           1998(A)
 Spanaway, WA
 Palmdale Center
 Palmdale, CA                           1,150           3,511          4,661             176           1997(A)
 Panther Lake Shopping Center
 Kent, WA                               1,950           5,983          7,933             272           1998(A)
 Pioneer Plaza
 Springfield, OR                        1,864           5,723          7,587             280           1998(A)
 Powell Valley Junction
 Gresham, OR                            1,546           5,239          6,785             245           1998(A)
 Rainbow Promenade
 Las Vegas, NV                          9,381          22,034         31,415           1,261           1997(A)
 Rancho Las Palmas
 Rancho Mirage, CA                      5,025          15,235         20,260              95           1999(A)
 Sahara Pavilion North
 Las Vegas, NV                         11,920          29,204         41,124           6,003           1992(A)
 Sahara Pavilion South
 Las Vegas, NV                          4,833          14,560         19,393           3,269           1992(A)
 San Dimas Market Place
 San Dimas, CA                          5,700          17,318         23,018             866           1998(A)
 Sandy Marketplace
 Sandy, OR                              2,046           6,273          8,319             191           1998(A)
 Shops at Lincoln School
 Modesto, CA                            1,672           5,067          6,739              32           1999(A)
 Shute Park Plaza
 Hillsboro, OR                            994           3,226          4,220             170           1998(A)
 Southgate Center
 Milwaukie, OR                          1,424           4,729          6,153             130           1998(A)
 Sunset Mall
 Portland, OR                           2,996           9,090         12,086             264           1998(A)
 Sunset Square
 Bellingham, WA                         6,100          21,277         27,377           5,069           1992(A)
 Tacoma Central
 Tacoma, WA                             5,314          16,458         21,772             888           1997(A)
 Tanasbourne Village
 Hillsboro, OR                          5,573          15,278         20,851           3,394           1992(A)

                                                                                                   (continued)

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
               PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                    COSTS CAPITALIZED
                                                            INITIAL COSTS             SUBSEQUENT TO
                                                      -------------------------        ACQUISITION
                                                                  BUILDINGS     -------------------------
                                                                     AND                         CARRYING
DESCRIPTION                          ENCUMBRANCES       LAND    IMPROVEMENTS(2) IMPROVEMENTS(2)   COSTS
                                     ------------     --------  --------------- ---------------  --------
 PROPERTIES:
 Tustin Heights
 Tustin, CA                             10,681           3,675        10,776            428            --
 Vineyard Village East
 Ontario, CA                                --             649         2,716            137            --
 Westwood Village Shopping
 Center                                     --           1,131         3,393            385            --
 Redding, CA
 Winterwood Pavilion
 Las Vegas, NV                              --           4,573        13,015          1,756            --
                                      --------        --------      --------        -------      --------
                                      $228,490        $196,105      $528,492        $77,491      $  2,998
                                      ========        ========      =======         =======      ========

                                                   TOTAL COSTS
                                       ------------------------------------
                                                    BUILDINGS                                         DATE OF
                                                       AND           TOTAL        ACCUMULATED       ACQUIS. (A)
DESCRIPTION                              LAND      IMPROVEMENTS    (1)(2)(3)   DEPRECIATION(2)(3)   CONSTR. (C)
                                       --------    ------------    ---------   ------------------   -----------
 PROPERTIES:
 Tustin Heights
 Tustin, CA                               3,675        11,204          14,879            588           1997(A)
 Vineyard Village East
 Ontario, CA                                649         2,853           3,502            464           1994(A)
 Westwood Village Shopping
 Center                                   1,131         3,778           4,909            173           1998(A)
 Redding, CA
 Winterwood Pavilion
 Las Vegas, NV                            4,573        14,771          19,344          3,563           1992(A)
                                       --------      --------        --------        -------
                                       $209,071      $596,015        $805,086        $57,025
                                       ========      ========        ========        =======

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
               PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


NOTES:

(1) The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $811,355 as of December 31, 1999.

(2) Net of write-offs of fully depreciated assets.

(3) The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 1997 through December 31, 1999:


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------
COST OF PROPERTIES                                                   1999              1998              1997
------------------                                                  --------         ---------         ---------
Balance, beginning of period                                        $709,522         $485,590          $290,874
   Additions during period (acquisition, improvements, etc.)         109,613          224,989           199,251
   Interest capitalized                                                  231              286               229
   Deductions during period (write-off of tenant
      improvements and cost of real estate sold)                     (14,280)          (1,343)           (4,764)
                                                                    --------         --------          --------
Balance, close of period                                            $805,086         $709,522          $485,590
                                                                    ========         ========          ========


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------
ACCUMULATED DEPRECIATION AND AMORTIZATION                          1999             1998             1997
-----------------------------------------                         -------         --------         --------
Balance, beginning of period                                      $42,044         $30,076          $26,857
   Additions during period (depreciation and amortization
      expense)                                                     17,782          13,311            7,983
   Deductions during period (write-off of accumulated
      depreciation of tenant improvements and cost of real
      estate sold)                                                 (2,801)         (1,343)          (4,764)
                                                                  -------         -------          -------
Balance, close of period                                          $57,025         $42,044          $30,076
                                                                  =======         =======          =======


                 See accompanying independent auditors' report.

                                 EXHIBITS INDEX

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

   10.5         Form of Miscellaneous Rights Agreement (previously filed as Exhibit 10.6 to the Company's Registration
                Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   10.6         Form of Non-Competition Agreement (previously filed as Exhibit 10.7 to the Company's Registration
                Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   10.7         Credit Agreement with Bank of America NT&SA (previously filed as Exhibit 10.8 to the Company's filing of
                Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

   10.8         Amended and Restated Limited Liability Company Agreement of Pan Pacific (Portland), LLC (previously filed as Exhibit 99.1 to the Company's Form 8-K filed October 23, 1998 and incorporated herein by reference)

   10.9         Form of First Amendment to Employment Agreement between the Company and Mr. Stuart A. Tanz (previously filed as Exhibit 10.21 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.10        Form of First Amendment to Non-Qualified Stock Option Agreement between the Company and Mr. Stuart A.
                Tanz (previously filed as Exhibit 10.22 to the Company's filing of Form 10-K for the year ended December
                31, 1998 and incorporated herein by reference)


   10.11        Form of First Amendment to Incentive Stock Option Agreement between the Company and Mr. Stuart A. Tanz
                (previously filed as Exhibit 10.23 to the Company's filing of Form 10-K for the year ended December 31,
                1998 and incorporated herein by reference)

   10.12        Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz (previously filed as Exhibit 10.24 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.13        Form of First Amendment to Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz
                (previously filed as Exhibit 10.25 to the Company's filing of Form 10-K for the year ended December 31,
                1998 and incorporated herein by reference)

   10.14        Form of First Amendment to Employment Agreement between the Company and Mr. Jeffrey S. Stauffer
                (previously filed as Exhibit 10.26 to the Company's filing of Form 10-K for the year ended December 31,
                1998 and incorporated herein by reference)

   10.15        Restricted Stock Agreement between the Company and Mr. Jeffrey S. Stauffer (previously filed as Exhibit
                10.27 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.16        Form of First Amendment to Restricted Stock Agreement between the Company and Mr. Jeffrey S. Stauffer
                (previously filed as Exhibit 10.28 to the Company's filing of Form 10-K for the year ended December 31,
                1998 and incorporated herein by reference)

   10.17        Form of First Amendment to Non-Qualified Stock Option Agreement for Independent Directors (previously filed as Exhibit 10.32 to the Company's filing of Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.18        Form of Restricted Stock Agreement between the Company and Mr. Stuart A. Tanz (previously filed as
                Exhibit 10.1 to the Company's filing on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

   10.19        Credit Agreement with Bank of America, NA dated December 20, 1999

   10.20        Employment Agreement between the Company and Mr. Joseph B. Tyson

   21.1         Subsidiaries of the Registrant

   23.1         Consent of KPMG LLP

   27.1         Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)