Form 10-Q
period 2000-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2000-05-11
CIK 1040454

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of May 11, 2000, the number of shares of the Registrant's common stock outstanding was 21,252,512.

================================================================================

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  MARCH 31,        DECEMBER 31,
                                                                                     2000              1999
                                                                                  ---------        ------------
                                                                                 (unaudited)
ASSETS:

Operating properties, at cost:
   Land                                                                           $ 209,102         $ 209,071
   Buildings and improvements (including related party development
      and acquisition fees of $1,235)                                               572,160           569,519
   Tenant improvements                                                               27,029            26,496
                                                                                  ---------         ---------
                                                                                    808,291           805,086
   Less accumulated depreciation and amortization                                   (60,130)          (57,025)
                                                                                  ---------         ---------
                                                                                    748,161           748,061

Investment in unconsolidated partnership                                              1,493             1,496
Cash and cash equivalents                                                                --             1,097
Restricted cash                                                                         389               592
Accounts receivable (net of allowance for doubtful accounts of
   $607 and $608, respectively)                                                       3,022             3,295
Accrued rent receivable (net of allowance for doubtful accounts of
   $1,445 and $1,377, respectively)                                                  13,008            12,391
Notes receivable                                                                      2,743             3,043
Deferred lease commissions (including unamortized related party amounts of $2,401 and $2,396, respectively, and net of accumulated
   amortization of $2,309 and $2,281, respectively)                                   4,072             3,943
Prepaid expenses                                                                      7,143             7,987
Other assets                                                                          2,580             2,632
                                                                                  ---------         ---------
                                                                                  $ 782,611         $ 784,537
                                                                                  =========         =========

LIABILITIES AND EQUITY:

Notes payable                                                                     $ 227,652         $ 228,490
Line of credit payable                                                              128,150           128,800
Accounts payable, accrued expenses and other liabilities (including
   related party amounts of $447 and $404, respectively)                             13,398            13,074
Distributions payable (including related party amounts
   of $4,539 and $4,323, respectively)                                                9,408             8,960
                                                                                  ---------         ---------
                                                                                    378,608           379,324
Minority interests                                                                   22,667            23,347
                                                                                  ---------         ---------

Stockholders' equity:
   Common stock par value $.01 per share, 100,000,000 authorized shares,
      21,252,512 shares issued and outstanding at March 31, 2000
      and December 31, 1999                                                             213               213
   Paid in capital in excess of par value                                           481,399           481,312
   Accumulated deficit                                                             (100,276)          (99,659)
                                                                                  ---------         ---------
                                                                                    381,336           381,866
                                                                                  ---------         ---------
                                                                                  $ 782,611         $ 784,537
                                                                                  =========         =========

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------
                                                   2000             1999
                                                 --------         ---------
                                                         (UNAUDITED)
REVENUE:
   Base rent                                     $ 21,289         $ 18,943
   Percentage rent                                    127              160
   Recoveries from tenants                          4,966            4,048
   Income from unconsolidated partnership              71              111
   Other                                              610              553
                                                 --------         --------
                                                   27,063           23,815
                                                 --------         --------

EXPENSES:
   Property operating                               3,400            2,857
   Property taxes                                   1,983            1,769
   Depreciation and amortization                    4,656            4,120
   Interest                                         6,972            5,390
   General and administrative                       1,212            1,425
   Other                                               31               38
                                                 --------         --------
                                                   18,254           15,599
                                                 --------         --------

INCOME BEFORE MINORITY INTERESTS                    8,809            8,216
   Minority interests                                (499)            (378)
                                                 --------         --------

NET INCOME                                       $  8,310         $  7,838
                                                 ========         ========

Basic and diluted earnings per share             $   0.39         $   0.37

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    --------------------------
                                                                                      2000             1999
                                                                                    --------         ---------
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $  8,310         $  7,838
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                      4,656            4,120
    Amortization of prepaid financing costs                                              169              124
    Income from unconsolidated partnership                                               (71)            (111)
    Accrued interest on note receivable                                                   --               (4)
    Minority interests                                                                   499              378
    Changes in assets and liabilities:
      Decrease in restricted cash                                                        203              726
      Decrease in accounts receivable                                                    273              472
      Increase in accrued rent receivable                                               (617)            (882)
      Increase in deferred lease commissions                                            (326)            (474)
      Decrease (increase) in prepaid expenses                                            699             (337)
      Increase in other assets                                                           (43)            (512)
      Decrease in accounts payable, accrued expenses and other liabilities               (43)            (855)
                                                                                    --------         --------
       Net cash provided by operating activities                                      13,709           10,483
                                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of and additions to operating properties                             (5,155)         (10,689)
    Increase (decrease) in construction accounts payable and accrued                     454           (2,320)
      expenses
    Contributions to unconsolidated partnership                                           --              (24)
    Distributions from unconsolidated partnership                                         74               --
    Acquisition of interest in unconsolidated partnership                                 --           (7,163)
    Acquisition of minority interests                                                     --              (16)
    Increase in other assets                                                              (6)              --
    Collections of notes receivable                                                      302              173
    Increases in notes receivable                                                         (2)              --
                                                                                    --------         --------
       Net cash used in investing activities                                          (4,333)         (20,039)
                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit proceeds                                                            9,100           30,297
    Line of credit payments                                                           (9,750)          (5,200)
    Notes payable payments                                                              (838)          (8,326)
    Financing deposits                                                                    --           (1,747)
    Prepaid financing costs                                                              (25)              --
    Distributions paid                                                                (8,960)          (8,227)
                                                                                    --------         --------
       Net cash (used in) provided by financing activities                           (10,473)           6,797
                                                                                    --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,097)          (2,759)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,097            2,759
                                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     --         $     --
                                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized of
    $26 and $28, respectively)                                                      $  6,758         $  5,347

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Transfer from investment in unconsolidated partnerships to property               $     --         $ 15,775
  Distributions payable                                                             $  9,408         $  8,798
  Acquisition of partnership interests                                              $    697         $     13


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999,
       AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

1.  MANAGEMENT STATEMENT AND GENERAL

         The consolidated financial statements of Pan Pacific Retail Properties, Inc. (the "Company") were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

2.  STOCK OPTION PLAN

         In March 2000 and 1999, the Company granted an additional 28,000 and 233,000 stock options, respectively, under the 1997 Stock Option and Incentive Plan.

3.  EARNINGS PER SHARE

         The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:

                                                          2000               1999
                                                       -----------        -----------
Income available to common stockholders:
  Basic                                                $     8,310        $     7,838
  Add-back income allocated to Pan Pacific
    (Portland), LLC and Pan Pacific (Rancho
    Las Palmas), LLC units (minority interests)                486                366
                                                       -----------        -----------
  Diluted                                              $     8,796        $     8,204
                                                       ===========        ===========

Weighted average shares:
  Basic                                                 21,252,512         21,162,012
  Incremental shares from assumed:
     Exercise of dilutive stock options                      7,433              2,106
     Conversion of Pan Pacific (Portland), LLC
       and Pan Pacific (Rancho Las Palmas),
       LLC units                                         1,147,204            832,617
                                                       -----------        -----------
  Diluted                                               22,407,149         21,996,735
                                                       ===========        ===========

         At March 31, 2000 and 1999, 1,276,834 and 1,203,501 stock options, respectively, were excluded from the calculation of diluted weighted-average shares because they were antidilutive.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999, AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

4.  RELATED PARTY TRANSACTIONS

(a) Distributions on common stock paid to Revenue Properties (U.S.) Inc. ("RPUS") were $4,323,000 and $4,107,000 during the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000 and 1999, $4,539,000 and
$4,323,000, respectively, of distributions were payable to RPUS.

(b) The Company received $25,000 and $75,000 for the three months ended March 31, 2000 and 1999, respectively, which represent a reimbursement of costs incurred by the Company in providing financial services to RPUS. These amounts are included as a reduction of general and administrative expenses.

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

6.  SUBSEQUENT EVENTS

(a) On March 17, 2000 the Board of Directors adopted the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. Under the terms of the plan, the aggregate number of shares of common stock subject to options, stock purchase rights, stock appreciation rights and other awards will be no more than 489,971. On March 17, 2000 the Board of Directors granted a total of 155,000 stock options, subject to stockholder approval of the plan which was obtained at the Annual Meeting of Stockholders on May 5, 2000.

(b) In April 2000, the Company acquired Wiegand Plaza I, located in Encinitas, California. The purchase price was $11,850,000 and was financed primarily by a draw under the Company's line of credit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

         The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of the Company's stock, financial performance and operations of its shopping centers, real estate conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions, changes in the availability of additional acquisitions, changes in local or national economic conditions, and other risks detailed from time to time in reports filed with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

         The following discussion should be read in connection with the consolidated financial statements of Pan Pacific Retail Properties, Inc. and subsidiaries (the "Company"), and the notes thereto, appearing elsewhere in this report.

         The Company receives income primarily from rental revenue (including recoveries from tenants) from shopping center properties. Primarily as a result of the Company's acquisition program and outparcel buildout program, the financial data show increases in total revenue from period to period.

         The Company has experienced economies of scale as it has grown its portfolio from 25 properties in 1997 to 58 properties at March 31, 2000. For example, during the three months ended March 31, 2000, the Company owned properties comprising a weighted average gross leasable area ("GLA") of 8,165,000 square feet. Total expenses, excluding interest, depreciation and amortization for the three months ended March 31, 2000 were $6,626,000 or an annualized $3.25 per square foot. During the three months ended March 31, 1999, the Company owned properties comprising a weighted average GLA of 7,445,000 square feet. Total expenses, excluding interest, depreciation and amortization, for the three months ended March 31, 1999 were $6,089,000 or an annualized $3.27 per square foot. These expense rates per square foot compare favorably with the same calculations for the three months ended March 31, 1998 and 1997 where the rates per square foot were $3.40 and $4.47, respectively.

         The Company expects that the more significant part of its revenue growth in the next year or two will come from additional acquisitions and rent increases from re-leasing and re-tenanting initiatives, the benefit of the stabilization of properties acquired during 1998 and 1999 and the revenue generated from expanded GLA due to the buildout of outparcels.

RESULTS OF OPERATIONS

         Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

         Total revenue increased by $3,248,000 or 13.6% to $27,063,000 from $23,815,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999.

         Rental revenue increased by $2,313,000 or 12.1% to $21,416,000 from $19,103,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase in rental revenue resulted principally from the properties acquired in the fourth quarter 1998 and the properties acquired during 1999.

         Recoveries from tenants increased by $918,000 or 22.7% to $4,966,000 from $4,048,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. This increase resulted primarily from the properties acquired in the fourth quarter 1998 and the properties acquired during 1999. Recoveries from tenants were 92.3% of property operating expenses and property taxes for the three months ended March 31, 2000 compared to 87.5% of the same expenses for the same period in 1999.

         Property expenses include property operating expenses and property taxes. Property operating expenses increased by $543,000 or 19.0% to $3,400,000 from $2,857,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase in property operating expenses was primarily attributable to the properties acquired in the fourth quarter 1998 and the properties acquired during 1999. Property taxes increased by $214,000 or 12.1% to $1,983,000 from $1,769,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase in property taxes was also primarily the result of the properties acquired in the fourth quarter 1998 and the properties acquired during 1999.

         Depreciation and amortization increased by $536,000 or 13.0% to $4,656,000 from $4,120,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This was primarily due to the properties acquired in the fourth quarter 1998 and the properties acquired during 1999.

         Interest expense increased by $1,582,000 or 29.4% to $6,972,000 from $5,390,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily as a result of interest expense relating to additional funds drawn on the Company's Unsecured Credit Facility to finance acquisitions as well as interest expense on the fixed rate mortgage assumed related to Rancho Las Palmas Retail Center in the third quarter of 1999.

         General and administrative expenses decreased by $213,000 or 14.9% to $1,212,000 from $1,425,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. This decrease was primarily attributable to one-time executive severance costs recorded in the first quarter of 1999 offset by annual compensation increases in the first quarter of 2000. As a percentage of total revenue, general and administrative expenses were 4.5% and 6.0% for the three months ended March 31, 2000 and 1999, respectively.

         The following table compares the operating data for the 52 properties ("Same Properties") that were owned and in operation for the entirety of the three months ended March 31, 2000 and 1999:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                            2000        1999
                                                           -------     -------
Revenue:
   Rental                                                  $19,211     $18,641
   Recoveries from tenants                                   4,375       3,967
   Operating income from unconsolidated partnership             74         113
   Other                                                       382         398
                                                           -------     -------
                                                           $24,042     $23,119

   Property operating and property taxes expenses            4,746       4,512
                                                           -------     -------
Operating income                                           $19,296     $18,607
                                                           =======     =======

         Operating income for the Same Properties for the three months ended March 31, 2000 increased over the same period in the prior year by $689,000 or 3.7%. This increase was attributable to increased rental revenue primarily due to increases in occupancy at Oregon Trail Shopping Center, re-tenanting at Olympia Square and Sunset Square and pad development at Powell Valley Junction and Winterwood Pavilion. Recoveries from tenants also increased primarily due to increases in common area maintenance expenditures at Melrose Village Plaza, Pacific Commons, Rainbow Promenade, Sahara Pavilion North, Sandy Marketplace, Southgate Shopping Center and Winterwood Pavilion and due to increases in occupancy and pad development at Oregon Trail Shopping Center, Sunset Square and Winterwood Pavilion. Operating expenses for these Same Properties increased mainly due to increases in common area maintenance costs at Melrose Village Plaza, Pacific Commons, Sahara Pavilion North and Winterwood Pavilion.

FUNDS FROM OPERATIONS

         The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper. The Company's computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. NAREIT's clarification to the definition of Funds from Operations, which became effective January 1, 2000, had no impact on the calculation of our Funds from Operations.

         The following table presents the Company's Funds from Operations (assuming dilution) for the three months ended March 31, 2000 and three months ended March 31, 1999 respectively:

                                             THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------
                                              2000                 1999
                                          ------------         ------------
Net income                                $  8,310,000         $  7,838,000

Add:
   Depreciation and amortization             4,656,000            4,120,000
   Depreciation of unconsolidated
      partnership                                2,000                2,000
   Depreciation of non-real estate
      corporate assets                        (101,000)             (85,000)
   DownREIT minority interests                 486,000              366,000
                                          ------------         ------------
Funds from Operations                     $ 13,353,000         $ 12,241,000
                                          ============         ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                      22,407,149           21,996,735

CASH FLOWS

         Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

         Net cash provided by operating activities increased by $3,226,000 to $13,709,000 for the three months ended March 31, 2000, as compared to $10,483,000 for the three months ended March 31, 1999. The increase was primarily the result of an increase in operating income and depreciation and amortization due to property acquisitions, a decrease in prepaid expenses, a reduction in other assets and the change in accounts payable, accrued expenses and other liabilities. These increases were reduced by a decrease in restricted cash.

         Net cash used in investing activities decreased by $15,706,000 to $4,333,000 for the three months ended March 31, 2000, compared to $20,039,000 for the three months ended March 31, 1999. The decrease was primarily the result of a decrease in acquisitions of and additions to operating properties, a decrease in the acquisition of interest in an unconsolidated partnership and an increase in construction accounts payable and accrued expenses.

         Net cash used in financing activities increased by $17,270,000 to $10,473,000 for the three months ended March 31, 2000, compared to net cash provided by financing activities of $6,797,000 for the three months ended March 31, 1999. The increase resulted primarily from a decrease in borrowings under the Unsecured Credit Facility and an increase in payments under the Unsecured Credit Facility. These increases were reduced by a decrease in notes payable payments and a decrease in financing deposits.

YEAR 2000 ISSUE

         To date, we are not aware of any adverse effects of the Year 2000 issue on any of our internal systems or those of our vendors or tenants. Management does not expect Year 2000 issues to have a material adverse effect on our operations or financial results.

LIQUIDITY AND CAPITAL RESOURCES

         The total market capitalization of the Company at March 31, 2000, was approximately $768,796,000, based on the market closing price at March 31, 2000 of $18.4375 per share (assuming the conversion of 1,147,204 DownREIT LLC units) and the debt outstanding of approximately $355,802,000. As a result, the Company's debt to total market capitalization ratio was approximately 46.3% at March 31, 2000. The Board of Directors adopted a policy of limiting the Company's indebtedness to approximately 50% of its total market capitalization. However, the Company may from time to time modify its debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of its common stock. Accordingly, the Company may increase or decrease its debt to market capitalization ratio beyond the limit described above. Considering current market volatility with regard to stock prices, an alternate measure of leverage used within the industry which is not affected by fluctuations in stock price is the ratio of debt to gross real estate assets. At March 31, 2000 the Company's debt to gross real estate assets ratio was 44.0%.

         At March 31, 2000, the Company had $71,850,000 available under its Unsecured Credit Facility. In October 1999, the Company received an investment grade credit rating of BBB- from Standard & Poor's, thereby reducing the Company's interest rate under the Unsecured Credit Facility by 22.5 basis points. As such, at the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.15% or a reference rate determined by the lead bank of the lending group. The weighted average interest rate for short-term LIBOR contracts under the Unsecured Credit Facility at March 31, 2000 was 7.24%. The Company will continue to use the Unsecured Credit Facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The Company did not acquire any properties in the first quarter of 2000 and the rate of property acquisitions in 1999 was at a slower pace than the rate during 1998 in response to capital market conditions. This decreased rate of growth is expected to continue through the year 2000.

         The Company's indebtedness outstanding at March 31, 2000 requires balloon payments of $128,150,000 in 2002, $4,004,000 in 2004, $7,395,000 in
2005, $30,520,000 in 2006, $74,644,000 in 2007, $46,355,000 in 2009, $23,191,000
in 2010 and $5,836,000 in 2012. The balloon payment due in the year 2002 represents the balance drawn on the Unsecured Credit Facility at March 31, 2000 of $128,150,000. With regard to the balloon payments noted above, it is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. The terms of future financing transactions will be subject to general market conditions at the time.

         We did not engage in any financing transactions in the first quarter of 2000. During 1999, the Company completed a number of financing transactions. At the end of the second quarter, the Company closed a $35,000,000 financing transaction evidenced by notes payable, secured by deeds of trust on two properties, Rainbow Promenade and San Dimas Marketplace, bearing interest at 7.2%. At the beginning of the third quarter, the Company closed a second financing transaction for $56,300,000 also evidenced by notes payable, secured by deeds of trust on four properties, Melrose Village Plaza, Monterey Plaza, Tustin Heights Shopping Center and Tanasbourne Village, bearing interest at 7.1%. The proceeds were used to pay down the Unsecured Credit Facility.

         Also in the third quarter of 1999, the Company formed Pan Pacific (Rancho Las Palmas), LLC (the "RLPLLC") and Pan Pacific (RLP), Inc. in connection with the acquisition of Rancho Las Palmas Retail Center. As part of the acquisition, and in exchange for an interest in the asset contributed to RLPLLC by an individual, 314,587 DownREIT LLC units were issued.

         In the fourth quarter of 1999 the Company entered into a new $200,000,000 Unsecured Credit Facility for three years under similar terms and conditions as the old facility and with the same group of banks. The Unsecured Credit Facility matures in December 2002. In addition, the Company entered into a modification agreement with the lender on the Chino Town Square property. The loan was set to mature in March of 2000. Under the terms of the modification agreement, the maturity date was extended to January 2010 and the interest rate was reduced from 8.0% to 7.72%. Following these financing transactions, at March 31, 2000, 39 of the Company's 58 properties remain unencumbered.

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

         The following table provides certain historical distribution information:

                                                                                            Distribution
  Quarter Ended             Date Declared          Record Date            Date Paid          Per Share
  -------------             -------------          -----------            ---------         ------------
March 31, 1998            March 17, 1998         March 31, 1998         April 17, 1998         $0.3800
June 30, 1998             June 19, 1998          June 30, 1998          July 17, 1998          $0.3800
September 30, 1998        September 11, 1998     October 5, 1998        October 21, 1998       $0.3800
December 31, 1998         December 8, 1998       December 22, 1998      January 20, 1999       $0.3800
March 31, 1999            February 10, 1999      March 17, 1999         April 16, 1999         $0.4000
June 30, 1999             June 15, 1999          June 28, 1999          July 16, 1999          $0.4000
September 30, 1999        September 9, 1999      September 24, 1999     October 22, 1999       $0.4000
December 31, 1999         December 9, 1999       December 22, 1999      January 21, 2000       $0.4000
March 31, 2000            February 9, 2000       March 17, 2000         April 14, 2000         $0.4200

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

         Interest Rate Risk

         As of March 31, 2000, the Company had $128,150,000 of outstanding floating rate debt under the Unsecured Credit Facility. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, the Company may use a variety of financial instruments. The Company was not a party to any hedging agreements with respect to its floating rate debt as of March 31, 2000. The Company does not enter into any transactions for speculative or trading purposes. The Company does not believe that its weighted average interest rate of 7.7% on its fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, the Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the $782,611,000 of total assets of the Company and approximately $412,995,000 market capitalization of the Company's common stock and DownREIT LLC units.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit No.                      Description
            -----------       --------------------------------------------------

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

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2000.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:       /s/ Stuart A. Tanz                   By:   /s/ Joseph B. Tyson
    -------------------------------------          -----------------------------
              Stuart A. Tanz                             Joseph B. Tyson, CPA
    President and Chief Executive Officer           Executive Vice President and
                                                       Chief Financial Officer

                                 EXHIBIT INDEX

            Exhibit No.                      Description
            -----------       --------------------------------------------------

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