Form 10-Q
period 2000-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2000-08-04
CIK 1040454

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of August 1, 2000, the number of shares of the Registrant's common stock outstanding was 21,252,512.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              JUNE 30,       DECEMBER 31,
ASSETS:                                                                         2000            1999
                                                                              ---------      ------------
                                                                             (unaudited)
Operating properties, at cost:
   Land                                                                       $ 212,617       $ 209,071
   Buildings and improvements (including related party development
     and acquisition fees of $1,235)                                            582,025         569,519
   Tenant improvements                                                           27,574          26,496
                                                                              ---------       ---------
                                                                                822,216         805,086
   Less accumulated depreciation and amortization                               (64,401)        (57,025)
                                                                              ---------       ---------
                                                                                757,815         748,061

Investment in unconsolidated partnership                                          1,505           1,496
Cash and cash equivalents                                                            --           1,097
Restricted cash                                                                     308             592
Accounts receivable (net of allowance for doubtful accounts of
  $549 and $608, respectively)                                                    2,962           3,295
Accrued rent receivable (net of allowance for doubtful accounts of
  $1,497 and $1,377, respectively)                                               13,471          12,391
Notes receivable                                                                  2,697           3,043
Deferred lease commissions (including unamortized related party amounts of $2,523 and $2,396, respectively, and net of accumulated
  amortization of $2,406 and $2,281, respectively)                                4,186           3,943
Prepaid expenses                                                                  6,244           7,987
Other assets                                                                      2,528           2,632
                                                                              ---------       ---------
                                                                              $ 791,716       $ 784,537
                                                                              =========       =========

LIABILITIES AND EQUITY:

Notes payable                                                                 $ 226,800       $ 228,490
Line of credit payable                                                          141,550         128,800
Accounts payable, accrued expenses and other liabilities (including
  related party amounts of $431 and $404, respectively)                          10,359          13,074
Distributions payable (including related party amounts
  of $4,539 and $4,323, respectively)                                             9,408           8,960
                                                                              ---------       ---------
                                                                                388,117         379,324
Minority interests                                                               22,689          23,347
                                                                              ---------       ---------

Stockholders' equity:
   Common stock par value $.01 per share, 100,000,000 authorized shares,
     21,252,512 shares issued and outstanding at June 30, 2000
     and December 31, 1999                                                          213             213
   Paid in capital in excess of par value                                       481,485         481,312
   Accumulated deficit                                                         (100,788)        (99,659)
                                                                              ---------       ---------
                                                                                380,910         381,866
                                                                              ---------       ---------
                                                                              $ 791,716       $ 784,537
                                                                              =========       =========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                            FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                               ENDED JUNE 30,          ENDED JUNE 30,
                                            --------------------    --------------------
                                              2000        1999        2000        1999
                                            --------    --------    --------    --------
                                                (unaudited)              (unaudited)
REVENUE:
   Base rent                                $ 21,789    $ 19,433    $ 43,078    $ 38,376
   Percentage rent                               173         165         300         325
   Recoveries from tenants                     4,658       4,061       9,624       8,109
   Net gain on sale of real estate                --          75          --          75
   Income from unconsolidated partnership         78          74         149         185
   Other                                         667         538       1,277       1,091
                                            --------    --------    --------    --------
                                              27,365      24,346      54,428      48,161
                                            --------    --------    --------    --------
EXPENSES:
   Property operating                          2,955       2,821       6,355       5,678
   Property taxes                              2,046       1,781       4,029       3,550
   Depreciation and amortization               4,770       4,344       9,426       8,464
   Interest                                    7,344       5,647      14,316      11,037
   General and administrative                  1,277       1,278       2,489       2,703
   Other                                          55          75          86         113
                                            --------    --------    --------    --------
                                              18,447      15,946      36,701      31,545
                                            --------    --------    --------    --------

INCOME BEFORE MINORITY INTERESTS               8,918       8,400      17,727      16,616
   Minority interests                           (504)       (321)     (1,003)       (699)
                                            --------    --------    --------    --------

NET INCOME                                  $  8,414    $  8,079    $ 16,724    $ 15,917
                                            ========    ========    ========    ========

Basic and diluted earnings per share        $   0.40    $   0.38    $   0.79    $   0.75



          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                     --------------------
                                                                       2000        1999
                                                                     --------    --------
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 16,724    $ 15,917
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       9,426       8,464
    Amortization of prepaid financing costs                               338         295
    Net gain on sale of real estate                                        --         (75)
    Income from unconsolidated partnership                               (149)       (185)
    Accrued interest on note receivable                                    --          (4)
    Minority interests                                                  1,003         699
    Changes in assets and liabilities:
      Decrease in restricted cash                                         284         504
      Decrease in accounts receivable                                     333         890
      Increase in accrued rent receivable                              (1,080)     (1,147)
      Increase in deferred lease commissions                             (649)       (908)
      Decrease (increase) in prepaid expenses                           1,431        (674)
      Increase in other assets                                            (93)       (713)
      Decrease in accounts payable, accrued expenses
       and other liabilities                                           (3,033)     (3,135)
                                                                     --------    --------
       Net cash provided by operating activities                       24,535      19,928
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of and additions to operating properties             (18,853)    (29,865)
    Proceeds from sale of real estate                                      --       4,400
    Increase (decrease) in construction accounts payable
      and accrued expenses                                                491      (2,004)
    Contributions to unconsolidated partnership                            --         (60)
    Distributions from unconsolidated partnership                         140          --
    Acquisition of interest in unconsolidated partnership                  --      (7,163)
    Acquisition of minority interests                                    (412)        (16)
    Increase in other assets                                               (9)         --
    Collections of notes receivable                                       349         204
    Increases in notes receivable                                          (3)         --
                                                                     --------    --------
       Net cash used in investing activities                          (18,297)    (34,504)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit proceeds                                            29,500      53,762
    Line of credit payments                                           (16,750)    (47,262)
    Notes payable proceeds                                                 --      35,000
    Notes payable payments                                             (1,690)     (8,913)
    Financing deposits                                                     --      (1,747)
    Prepaid financing costs                                               (27)         --
    Distributions paid                                                (18,368)    (17,025)
                                                                     --------    --------
       Net cash (used in) provided by financing activities             (7,335)     13,815
                                                                     --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,097)       (761)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,097       2,759
                                                                     --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     --    $  1,998
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest (net of amounts capitalized of
      $35 and $177, respectively)                                    $ 13,860    $ 10,741

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Transfer from investment in unconsolidated partnerships
      to property                                                    $     --    $ 15,775
    Distributions payable                                            $  9,408    $  8,798
    Accrued liability for or acquisition of partnership interests    $    285    $     13



          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999,
  AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


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

2.  STOCK OPTION PLAN

     In March 2000 and 1999, the Company granted an additional 173,000 and 233,000 stock options, respectively, under the 1997 Stock Option and Incentive Plan and the 2000 Stock Incentive Plan of Pan Pacific Retail Properties.

3.  EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999:

                                                        FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                    ENDED JUNE 30,
                                                     ----------------------------      ----------------------------
                                                        2000             1999             2000             1999
                                                     -----------      -----------      -----------      -----------
Income available to common stockholders:
  Basic                                              $     8,414      $     8,079      $    16,724      $    15,917
  Add-back income allocated to Pan Pacific
    (Portland), LLC and Pan Pacific (Rancho
    Las Palmas), LLC units (minority interests)              504              313              990              679
                                                     -----------      -----------      -----------      -----------
  Diluted                                            $     8,918      $     8,392      $    17,714      $    16,596
                                                     ===========      ===========      ===========      ===========

Weighted average shares:
  Basic                                               21,252,512       21,162,012       21,252,512       21,162,012
  Incremental shares from assumed:
     Exercise of dilutive stock options                   33,131           14,674           16,177            8,451
     Conversion of Pan Pacific (Portland), LLC
       and Pan Pacific (Rancho Las Palmas),
       LLC units                                       1,147,204          832,617        1,147,204          832,617
                                                     -----------      -----------      -----------      -----------
  Diluted                                             22,432,847       22,009,303       22,415,893       22,003,080
                                                     ===========      ===========      ===========      ===========


     For the three and six months ended June 30, 2000, 312,167 and 1,234,834 stock options, respectively, were excluded from the calculation of diluted weighted-average shares because they were antidilutive. For the three and six months ended June 30, 1999, 1,203,501 stock options were excluded from the calculation of diluted weighted-average shares because they were antidilutive.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999,
  AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


4.  RELATED PARTY TRANSACTIONS

(a) Distributions on common stock paid to Revenue Properties (U.S.) Inc. ("RPUS") were $8,863,000 and $8,430,000 during the six months ended June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999, $4,539,000 and
$4,323,000, respectively, of distributions were payable to RPUS.

(b) The Company received $40,000 and $100,000 for the six months ended June 30, 2000 and 1999, respectively, which represent a reimbursement of costs incurred by the Company in providing financial services to RPUS. These amounts are included as a reduction of general and administrative expenses.

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

     The Company receives income primarily from rental revenue, including recoveries from tenants, from shopping center properties. Primarily as a result of the Company's acquisition program and outparcel buildout program, the financial data show increases in total revenue from period to period.

     The Company has experienced economies of scale as it has grown its portfolio from 25 properties in 1997 to 59 properties at June 30, 2000. For example, during the six months ended June 30, 2000, the Company owned properties comprising a weighted average gross leasable area of 8,209,537 square feet. Total expenses, excluding interest, depreciation and amortization for the six months ended June 30, 2000 were $12,959,000 or an annualized $3.16 per square foot. During the six months ended June 30, 1999, the Company owned properties comprising a weighted average gross leasable area of 7,452,012 square feet. Total expenses, excluding interest, depreciation and amortization, for the six months ended June 30, 1999 were $12,044,000 or an annualized $3.23 per square foot. These expense rates per square foot compare favorably with the same calculations for the six months ended June 30, 1998 and 1997 where the rates per square foot were $3.50 and $4.02, respectively.

     The Company expects that the more significant part of its revenue growth in the next year or two will come from additional acquisitions and rent increases from re-leasing and re-tenanting initiatives, the benefit of the stabilization of properties acquired during 1998 and 1999 and the revenue generated from expanded gross leasable area due to the buildout of outparcels.

RESULTS OF OPERATIONS

     Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

     Total revenue increased by $6,267,000 or 13.0% to $54,428,000 from $48,161,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999.

     Rental revenue increased by $4,677,000 or 12.1% to $43,378,000 from $38,701,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in rental revenue resulted principally from the properties acquired during 1999 and the property acquired in April 2000 offset by property dispositions in 1999.

     Recoveries from tenants increased by $1,515,000 or 18.7% to $9,624,000 from $8,109,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. This increase resulted primarily from the properties acquired during 1999 and the property acquired in April 2000 offset by property dispositions in 1999. Recoveries from tenants were 92.7% of property operating expenses and property taxes for the six months ended June 30, 2000 compared to 87.9% of the same expenses for the same period in 1999.

     Property expenses include property operating expenses and property taxes. Property operating expenses increased by $677,000 or 11.9% to $6,355,000 from $5,678,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in property operating expenses was primarily attributable to the properties acquired during 1999 and the property acquired in April 2000 offset by property dispositions in 1999. Property taxes increased by $479,000 or 13.5% to $4,029,000 from $3,550,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in property taxes was also primarily the result of the properties acquired during 1999 and the property acquired in April 2000 offset by property dispositions in 1999.

     Depreciation and amortization increased by $962,000 or 11.4% to $9,426,000 from $8,464,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. This was primarily due to the properties acquired during 1999 and the property acquired in April 2000 offset by property dispositions in 1999.

     Interest expense increased by $3,279,000 or 29.7% to $14,316,000 from $11,037,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, primarily as a result of interest expense relating to additional funds drawn on the Company's Unsecured Credit Facility to finance acquisitions, an increase in the LIBOR component of the borrowing cost on the Unsecured Credit Facility over the comparable period in 1999 and interest expense on the fixed rate mortgage assumed related to Rancho Las Palmas Retail Center in the third quarter of 1999.

     General and administrative expenses decreased by $214,000 or 7.9% to $2,489,000 from $2,703,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. This decrease was primarily attributable to one-time executive severance costs recorded in the first quarter of 1999 offset by annual compensation increases in the first quarter of 2000. As a percentage of total revenue, general and administrative expenses were 4.6% and 5.6% for the six months ended June 30, 2000 and 1999, respectively.

     The following table compares the operating data for the 52 properties ("Same Properties") that were owned and in operation for the entirety of the six months ended June 30, 2000 and 1999:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          --------------------
                                                           2000         1999
                                                          -------      -------
     Revenue:
        Rental                                            $38,715      $37,306
        Recoveries from tenants                             8,427        7,821
        Operating income from unconsolidated
            partnership                                       154          189
        Other                                                 656          787
                                                          -------      -------
                                                          $47,952      $46,103

        Property operating and property tax expenses        9,103        8,883
                                                          -------      -------
     Operating income                                     $38,849      $37,220
                                                          =======      =======

     Operating income for the Same Properties for the six months ended June 30, 2000 increased over the same period in the prior year by $1,629,000 or 4.4%. This increase was attributable primarily to increased rental revenue of $1,409,000 due to increases in occupancy and releasing rates at Green Valley Town & Country, Manteca Marketplace, Monterey Plaza, Olympia Square, Oregon Trail Shopping Center, Powell Valley Junction and Sahara Pavilion South. Recoveries from tenants increased by $606,000, while property operating and property tax expenses only increased by $220,000. The increase in recoveries from tenants over the increase in related expenses is due to increases in occupancy and stronger recovery language in our leases. Other income decreased by $131,000 due to a termination fee received at Claremont Village Plaza in the second quarter of 1999.

     Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999.

     Total revenue increased by $3,019,000 or 12.4% to $27,365,000 from $24,346,000 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999.

     Rental revenue increased by $2,364,000 or 12.1% to $21,962,000 from $19,598,000 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase in rental revenue resulted principally from the properties acquired in the second, third and fourth quarters of 1999 and the property acquired in April 2000 offset by property dispositions in 1999.

     Recoveries from tenants increased by $597,000 or 14.7% to $4,658,000 from $4,061,000 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase resulted principally from the properties acquired in the second, third and fourth quarters of 1999 and the property acquired in April 2000 offset by property dispositions in 1999.

Recoveries from tenants were 93.1% of property operating expenses and property taxes for the three months ended June 30, 2000 compared to 88.2% of the same expenses for the same period in 1999.

     Property expenses include property operating expenses and property taxes. Property operating expenses increased by $134,000 or 4.8% to $2,955,000 from $2,821,000 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase resulted principally from the properties acquired in the second, third and fourth quarters of 1999 and the property acquired in April 2000 offset by property dispositions in 1999. Property taxes increased by $265,000 or 14.9% to $2,046,000 from $1,781,000 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase in property taxes was also primarily the result of the properties acquired in the second, third and fourth quarters of 1999 and the property acquired in April 2000 offset by property dispositions in 1999.

     Depreciation and amortization increased by $426,000 or 9.8% to $4,770,000 from $4,344,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase resulted principally from the properties acquired in the second, third and fourth quarters of 1999 and the property acquired in April 2000 offset by property dispositions in 1999.

     Interest expense increased by $1,697,000 or 30.0% to $7,344,000 from $5,647,000 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, primarily as a result of interest expense relating to additional funds drawn on the Company's Unsecured Credit Facility to finance acquisitions, an increase in the LIBOR component of the borrowing cost on the Unsecured Credit Facility over the comparable period in 1999 and interest expense on the fixed rate mortgage assumed related to Rancho Las Palmas Retail Center in the third quarter of 1999.

     General and administrative expenses remained essentially flat at $1,277,000 for the three months ended June 30, 2000, compared to $1,278,000 for the three months ended June 30, 1999. As a percentage of total revenue, general and administrative expenses were 4.7% and 5.2% for the three months ended June 30, 2000 and 1999, respectively.

     The following table compares the operating data for the 53 properties ("Same Properties") that were owned and in operation for the entirety of the three months ended June 30, 2000 and 1999:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                          --------------------
                                                           2000         1999
                                                          -------      -------
     Revenue:
        Rental                                            $19,818      $18,926
        Recoveries from tenants                             4,103        3,904
        Operating income from unconsolidated
            partnership                                        80           76
        Other                                                 273          395
                                                          -------      -------
                                                          $24,274      $23,301

        Property operating and property tax expenses        4,413        4,419
                                                          -------      -------
     Operating income                                     $19,861      $18,882
                                                          =======      =======

     Operating income for the Same Properties for the three months ended June 30, 2000 increased over the same period in the prior year by $979,000 or 5.2%. This increase was attributable to increased rental revenue primarily due to increases in occupancy and releasing rates at Auburn North, Monterey Plaza, Oregon Trail Shopping Center and Sahara Pavilion South. Recoveries from tenants increased by $199,000, while property operating and property tax expenses remained constant. This increase is due to increases in occupancy and stronger recovery language in our leases. Other income decreased by $122,000 due to a termination fee received at Claremont Village Plaza in the second quarter of 1999.

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

     The following table presents the Company's Funds from Operations (assuming dilution) for the three and six months ended June 30, 2000 and three and six months ended June 30, 1999:

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30,                              JUNE 30,
                                        -------------------------------       -------------------------------
                                            2000               1999               2000               1999
                                        ------------       ------------       ------------       ------------
Net income                              $  8,414,000       $  8,079,000       $ 16,724,000       $ 15,917,000

Add:
   Depreciation and amortization           4,770,000          4,344,000          9,426,000          8,464,000
   Depreciation of unconsolidated
     partnership                               2,000              2,000              4,000              4,000
   Depreciation of non-real estate
     corporate assets                       (105,000)          (111,000)          (206,000)          (196,000)
   DownREIT minority interests               504,000            313,000            990,000            679,000

Less:
   Net gain on sale of real estate                --            (75,000)                --            (75,000)
                                        ------------       ------------       ------------       ------------
Funds from Operations                   $ 13,585,000       $ 12,552,000       $ 26,938,000       $ 24,793,000
                                        ============       ============       ============       ============
Weighted average number of shares
  of common stock outstanding
  (assuming dilution)                     22,432,847         22,009,303         22,415,893         22,003,080

CASH FLOWS

     Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

     Net cash provided by operating activities increased by $4,607,000 to $24,535,000 for the six months ended June 30, 2000, as compared to $19,928,000 for the six months ended June 30, 1999. The increase was primarily the result of an increase in operating income and depreciation and amortization due to property acquisitions and a decrease in prepaid expenses.

     Net cash used in investing activities decreased by $16,207,000 to $18,297,000 for the six months ended June 30, 2000, compared to $34,504,000 for the six months ended June 30, 1999. The decrease was primarily the result of a decrease in acquisitions of and additions to operating properties and a decrease in the acquisition of interest in an unconsolidated partnership. These decreases were offset by a decrease in proceeds from the sale of real estate.

     Net cash used in financing activities increased by $21,150,000 to $7,335,000 for the six months ended June 30, 2000, compared to net cash provided by financing activities of $13,815,000 for the six months ended June 30, 1999. The increase resulted primarily from a decrease in borrowings under the Unsecured Credit Facility, a decrease in notes payable proceeds and an increase in distributions paid. These increases were reduced by a decrease in payments under the Unsecured Credit Facility, a decrease in notes payable payments and a decrease in financing deposits.

LIQUIDITY AND CAPITAL RESOURCES

     The total market capitalization of the Company at June 30, 2000, was approximately $819,144,000, based on the market closing price at June 30, 2000 of $20.125 per share (assuming the conversion of 1,147,204 DownREIT LLC units) and the debt outstanding of approximately $368,350,000. As a result, the Company's debt to total market capitalization ratio was approximately 45.0% at June 30, 2000. The Board of Directors adopted a policy of limiting the Company's indebtedness to approximately 50% of its total market capitalization. However, the Company may from time to time modify its debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of its common stock. Accordingly, the Company may increase or decrease its debt to market capitalization ratio beyond the limit described above. Considering current market volatility with regard to stock prices, an alternate measure of leverage used within the industry, which is not affected by fluctuations in stock price, is the ratio of debt to gross real estate assets. At June 30, 2000 the Company's debt to gross real estate assets ratio was 44.8%.

     At June 30, 2000, the Company had $58,450,000 available under its Unsecured Credit Facility. In October 1999, the Company received an investment grade credit rating of BBB- from Standard & Poor's, thereby reducing the Company's interest rate under the Unsecured Credit Facility by 22.5 basis points. As such, at the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.15% or a reference rate determined by the lead bank of the lending group. The weighted average interest rate for short-term LIBOR contracts under the Unsecured Credit Facility at June 30, 2000 was 7.81%. The Company will continue to use the Unsecured Credit Facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The Company acquired one property in the first six months of 2000 and the rate of property acquisitions in 1999 was at a slower pace than the rate during 1998 in response to capital market conditions. This decreased rate of growth is expected to continue through the year 2000.

     The Company's indebtedness outstanding at June 30, 2000 requires balloon payments of $141,450,000 in 2002, $4,004,000 in 2004, $7,395,000 in 2005,
$30,520,000 in 2006, $74,644,000 in 2007, $46,355,000 in 2009, $23,191,000 in
2010 and $5,836,000 in 2012. The balloon payment due in the year 2002 represents the balance drawn on the Unsecured Credit Facility at June 30, 2000 of $141,450,000. With regard to the balloon payments noted above, it is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. The terms of future financing transactions will be subject to general market conditions at the time.

     We did not engage in any financing transactions in the first six months of 2000. During 1999, the Company completed a number of financing transactions. At the end of the second quarter, the Company closed a $35,000,000 financing transaction evidenced by notes payable, secured by deeds of trust on two properties, Rainbow Promenade and San Dimas Marketplace, bearing interest at 7.2%. At the beginning of the third quarter, the Company closed a second financing transaction for $56,300,000 also evidenced by notes payable, secured by deeds of trust on four properties, Melrose Village Plaza, Monterey Plaza, Tustin Heights Shopping Center and Tanasbourne Village, bearing interest at 7.1%. The proceeds were used to pay down the Unsecured Credit Facility.

     Also in the third quarter of 1999, the Company formed Pan Pacific (Rancho Las Palmas), LLC (the "RLPLLC") and Pan Pacific (RLP), Inc. in connection with the acquisition of Rancho Las Palmas Retail Center. As part of the acquisition, and in exchange for an interest in the asset contributed to RLPLLC by an individual, 314,587 DownREIT LLC units were issued.

     In the fourth quarter of 1999 the Company entered into a new $200,000,000 Unsecured Credit Facility for three years under similar terms and conditions as the old facility and with the same group of banks. The Unsecured Credit Facility matures in December 2002. In addition, the Company entered into a modification agreement with the lender on the Chino Town Square property. The loan was set to mature in March of 2000. Under the terms of the modification agreement, the maturity date was extended to January 2010 and the interest rate was reduced from 8.0% to 7.72%. Following these financing transactions, at June 30, 2000, 40 of the Company's 59 properties remain unencumbered.

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

     The following table provides certain historical distribution information:

                                                                                            Distribution
  Quarter Ended             Date Declared          Record Date            Date Paid           Per Share
  -------------             -------------          -----------            ---------         ------------
March 31, 1998            March 17, 1998         March 31, 1998         April 17, 1998         $0.3800
June 30, 1998             June 19, 1998          June 30, 1998          July 17, 1998          $0.3800
September 30, 1998        September 11, 1998     October 5, 1998        October 21, 1998       $0.3800
December 31, 1998         December 8, 1998       December 22, 1998      January 20, 1999       $0.3800
March 31, 1999            February 10, 1999      March 17, 1999         April 16, 1999         $0.4000
June 30, 1999             June 15, 1999          June 28, 1999          July 16, 1999          $0.4000
September 30, 1999        September 9, 1999      September 24, 1999     October 22, 1999       $0.4000
December 31, 1999         December 9, 1999       December 22, 1999      January 21, 2000       $0.4000
March 31, 2000            February 9, 2000       March 17, 2000         April 14, 2000         $0.4200
June 30, 2000             June 13, 2000          June 26, 2000          July 21, 2000          $0.4200

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

     Interest Rate Risk

     As of June 30, 2000, the Company had $141,550,000 of outstanding floating rate debt under the Unsecured Credit Facility. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, the Company may use a variety of financial instruments. The Company was not a party to any hedging agreements with respect to its floating rate debt as of June 30, 2000. The Company does not enter into any transactions for speculative or trading purposes. The Company does not believe that its weighted average interest rate of 7.7% on its fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, the Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the $791,716,000 of total assets of the Company and approximately $450,794,000 market capitalization of the Company's common stock and DownREIT LLC units.

PART II - OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits


 Exhibit No.                           Description
 -----------      --------------------------------------------------------------
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

    27.1          Financial Data Schedule (electronically filed with the
                  Securities and Exchange Commission only)


             (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2000.

PAN PACIFIC RETAIL PROPERTIES, INC.


By: /s/ Stuart A. Tanz                        By: /s/ Joseph B. Tyson
    --------------------------------              ------------------------------
    Stuart A. Tanz                                Joseph B. Tyson, CPA
    President and Chief Executive Officer         Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit No.                           Description
 -----------      --------------------------------------------------------------
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