Form 10-Q
period 2000-09-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2000-11-09
CIK 1040454

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER: 001-13243

                                    ---------

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

                                    ---------

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        As of November 6, 2000, the number of shares of the Registrant's common stock outstanding was 21,252,512.


================================================================================

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            SEPTEMBER 30,    DECEMBER 31,
ASSETS:                                                                         2000            1999
                                                                            -------------    ------------
                                                                             (unaudited)
Operating properties, at cost:
   Land                                                                       $ 219,952       $ 209,071
   Buildings and improvements (including related party development
      and acquisition fees of $1,235)                                           600,668         569,519
   Tenant improvements                                                           29,402          26,496
                                                                              ---------       ---------
                                                                                850,022         805,086
   Less accumulated depreciation and amortization                               (68,575)        (57,025)
                                                                              ---------       ---------
                                                                                781,447         748,061

Investment in unconsolidated partnership                                          1,515           1,496
Cash and cash equivalents                                                            --           1,097
Restricted cash                                                                     171             592
Accounts receivable (net of allowance for doubtful accounts of
   $609 and $608, respectively)                                                   4,008           3,295
Accrued rent receivable (net of allowance for doubtful accounts of
   $1,548 and $1,377, respectively)                                              13,930          12,391
Notes receivable                                                                  2,886           3,043
Deferred lease commissions (including unamortized related party amounts of $2,949 and $2,396, respectively, and net of accumulated
   amortization of $2,375 and $2,281, respectively)                               4,630           3,943
Prepaid expenses                                                                  6,984           7,987
Other assets                                                                      4,004           2,632
                                                                              ---------       ---------
                                                                              $ 819,575       $ 784,537
                                                                              =========       =========

LIABILITIES AND EQUITY:

Notes payable                                                                 $ 225,926       $ 228,490
Line of credit payable                                                          168,500         128,800
Accounts payable, accrued expenses and other liabilities (including
   related party amounts of $387 and $404, respectively)                         12,264          13,074
Distributions payable (including related party amounts
   of $4,539 and $4,323, respectively)                                            9,408           8,960
                                                                              ---------       ---------
                                                                                416,098         379,324
Minority interests                                                               22,680          23,347
                                                                              ---------       ---------

Stockholders' equity:
   Common stock par value $.01 per share, 100,000,000 authorized shares,
      21,252,512 shares issued and outstanding at September 30, 2000
      and December 31, 1999                                                         213             213
   Paid in capital in excess of par value                                       481,574         481,312
   Accumulated deficit                                                         (100,990)        (99,659)
                                                                              ---------       ---------
                                                                                380,797         381,866
                                                                              ---------       ---------
                                                                              $ 819,575       $ 784,537
                                                                              =========       =========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                         FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                         --------------------------    -------------------------
                                                            2000            1999          2000           1999
                                                         ---------       ----------    ---------       ---------
                                                                (unaudited)                   (unaudited)
       REVENUE:
         Base rent                                        $ 22,163       $ 20,014       $ 65,241       $ 58,390
         Percentage rent                                       135            185            435            510
         Recoveries from tenants                             5,011          4,500         14,635         12,609
         Net gain on sale of real estate                        --             --             --             75
         Income from unconsolidated partnership                 77             82            226            267
         Other                                                 658            584          1,935          1,675
                                                          --------       --------       --------       --------
                                                            28,044         25,365         82,472         73,526
                                                          --------       --------       --------       --------


       EXPENSES:
         Property operating                                  3,330          3,100          9,685          8,778
         Property taxes                                      2,054          1,895          6,083          5,445
         Depreciation and amortization                       4,992          4,598         14,418         13,062
         Interest                                            7,627          6,165         21,943         17,202
         General and administrative                            812          1,178          3,301          3,881
         Other                                                  32             68            118            181
                                                          --------       --------       --------       --------
                                                            18,847         17,004         55,548         48,549
                                                          --------       --------       --------       --------

       INCOME BEFORE MINORITY INTERESTS                      9,197          8,361         26,924         24,977
         Minority interests                                   (473)          (341)        (1,476)        (1,040)
                                                          --------       --------       --------       --------

       NET INCOME                                         $  8,724       $  8,020       $ 25,448       $ 23,937
                                                          ========       ========       ========       ========

       Basic and diluted earnings per share               $   0.41       $   0.38       $   1.20       $   1.13



          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                             -------------------------
                                                                                              2000              1999
                                                                                             ---------         -------
                                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $  25,448         $  23,937
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                14,418            13,062
   Amortization of prepaid financing costs                                                         508               502
   Net gain on sale of real estate                                                                  --               (75)
   Income from unconsolidated partnership                                                         (226)             (267)
   Minority interests                                                                            1,476             1,040
   Changes in assets and liabilities:
    Decrease in restricted cash                                                                    421               673
    Increase in accounts receivable                                                               (713)             (183)
    Increase in accrued rent receivable                                                         (1,539)           (2,116)
    Increase in deferred lease commissions                                                      (1,333)           (1,275)
    Decrease (increase) in prepaid expenses                                                        525            (1,378)
    Increase in other assets                                                                    (1,673)           (1,157)
    Decrease in accounts payable, accrued expenses and other liabilities                          (631)             (672)
                                                                                             ---------         ---------
      Net cash provided by operating activities                                                 36,681            32,091
                                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of and additions to operating properties                                       (47,010)          (45,387)
   Proceeds from sale of real estate                                                                --             4,400
   Increase (decrease) in construction accounts payable and accrued expenses                        83            (2,317)
   Distributions from unconsolidated partnership                                                   207                20
   Acquisition of interest in unconsolidated partnership                                            --            (7,163)
   Acquisition of minority interests                                                              (533)              (16)
   Increase in other assets                                                                        (11)               --
   Collections of notes receivable                                                                 442               812
   Increases in notes receivable                                                                  (285)             (258)
                                                                                             ---------         ---------
      Net cash used in investing activities                                                    (47,107)          (49,909)
                                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit proceeds                                                                      63,700            72,062
   Line of credit payments                                                                     (24,000)         (111,662)
   Notes payable proceeds                                                                           --            91,300
   Notes payable payments                                                                       (2,564)           (9,652)
   Prepaid financing costs                                                                         (31)           (1,166)
   Distributions paid                                                                          (27,776)          (25,823)
                                                                                             ---------         ---------
      Net cash provided by financing activities                                                  9,329            15,059
                                                                                             ---------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (1,097)           (2,759)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 1,097             2,759
                                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      --         $      --
                                                                                             =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest (net of amounts capitalized of $50 and $203, respectively)        $  21,226         $  16,578

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
   Transfer from investment in unconsolidated partnerships to property                       $      --         $  15,775
   Distributions payable                                                                     $   9,408         $   8,840
   Accrued liability for or acquisition of partnership interests                             $     164         $      13
   Note payable assumed upon acquisition of property                                         $      --         $  12,523
   Minority interest from acquisition of property                                            $      --         $   6,134
   Issuance of restricted stock                                                              $     262         $      91

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999,
 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


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

2. ACQUISITION

        In August 2000, the Company entered into a definitive agreement pursuant to which it has agreed to acquire Western Properties Trust ("Western"), a California real estate investment trust, in a stock-for-stock merger (the "Merger"). Each Western common share will be converted into the right to receive
0.62 of a share of Company common stock. As a result, the Company will issue, in the aggregate, approximately 11,700,000 shares of its common stock, assuming the exchange of all exchangeable securities of Western subsidiaries prior to the consummation of the Merger. In connection with the Merger, the Company will also assume Western's debt. The Merger will be voted upon by the stockholders of the Company and the shareholders of Western at a special meeting to be held by each of the Company and Western on November 9, 2000. Upon closing, the Company will account for this transaction using the purchase method of accounting and will record approximately $1,800,000 in compensation expense in the fourth quarter of 2000 as a result of the accelerated vesting of restricted stock.

3. STOCK OPTION PLAN

        In March 2000 and 1999, the Company granted an additional 173,000 and 233,000 stock options, respectively, under the 2000 Stock Option and Incentive Plan and the 1997 Stock Incentive Plan of Pan Pacific Retail Properties.

4. EARNINGS PER SHARE

        The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999:

                                                                   FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                               ------------------------------        ------------------------------
                                                                  2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------
   Income available to common stockholders:
     Basic                                                     $     8,724        $     8,020        $    25,448        $    23,937
     Add-back income allocated to Pan Pacific
       (Portland), LLC and Pan Pacific (Rancho
       Las Palmas), LLC units (minority interests)                     473                344              1,463              1,023
                                                               -----------        -----------        -----------        -----------
     Diluted                                                   $     9,197        $     8,364        $    26,911        $    24,960
                                                               ===========        ===========        ===========        ===========

   Weighted average shares:
     Basic                                                      21,252,512         21,208,387         21,252,512         21,177,640
     Incremental shares from assumed:
       Exercise of dilutive stock options                           72,510             18,626             24,496             10,377
       Conversion of Pan Pacific (Portland), LLC
         and Pan Pacific (Rancho Las Palmas), LLC units          1,147,204            856,553          1,147,204            840,684
                                                               -----------        -----------        -----------        -----------
     Diluted                                                    22,472,226         22,083,566         22,424,212         22,028,701
                                                               ===========        ===========        ===========        ===========

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999,
 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


4. EARNINGS PER SHARE (CONTINUED)

        For the three and nine months ended September 30, 2000, 310,167 and 1,182,834 stock options, respectively, were excluded from the calculation of diluted weighted-average shares because they were antidilutive. For the three and nine months ended September 30, 1999, 1,198,834 stock options were excluded from the calculation of diluted weighted-average shares because they were antidilutive.

5. RELATED PARTY TRANSACTIONS

(a) Distributions on common stock paid to Revenue Properties (U.S.) Inc. ("RPUS") were $13,402,000 and $12,753,000 during the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000 and 1999, $4,539,000 and
$4,323,000, respectively, of distributions were payable to RPUS.

(b) The Company received $55,000 and $125,000 for the nine months ended September 30, 2000 and 1999, respectively, which represent a reimbursement of costs incurred by the Company in providing financial services to RPUS. These amounts are included as a reduction of general and administrative expenses.

(c) The Company has notes receivable at September 30, 2000 of $285,000 due from executive officers. The notes are interest only, bear interest at 7.00% and mature in August 2001. The Company had notes receivable at September 30, 1999 of $260,000 due from executive officers. The notes were interest only, bore interest at 7.00% and matured in August 2000.

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

        The Company has experienced economies of scale as it has grown its portfolio from 25 properties in 1997 to 61 properties at September 30, 2000. For example, during the nine months ended September 30, 2000, the Company owned properties comprising a weighted average gross leasable area of 8,249,980 square feet. Total expenses, excluding interest, depreciation and amortization for the nine months ended September 30, 2000 were $19,187,000 or an annualized $3.10 per square foot. During the nine months ended September 30, 1999, the Company owned properties comprising a weighted average gross leasable area of 7,513,037 square feet. Total expenses, excluding interest, depreciation and amortization, for the nine months ended September 30, 1999 were $18,285,000 or an annualized $3.25 per square foot. These expense rates per square foot compare favorably with the same calculations for the nine months ended September 30, 1998 and 1997 where the rates per square foot were $3.32 and $4.03, respectively.

        The Company expects that the more significant part of its revenue growth in the next year or two will come from additional acquisitions and rent increases from re-leasing and re-tenanting initiatives and the benefit of the stabilization of properties acquired during 1999 and 2000.

RESULTS OF OPERATIONS

        Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

        Total revenue increased by $8,946,000 or 12.2% to $82,472,000 from $73,526,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

        Rental revenue increased by $6,776,000 or 11.5% to $65,676,000 from $58,900,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase in rental revenue resulted principally from the properties acquired during 1999 and 2000 offset by property dispositions in 1999.

        Recoveries from tenants increased by $2,026,000 or 16.1% to $14,635,000 from $12,609,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. This increase resulted primarily from the properties acquired during 1999 and 2000 offset by property dispositions in 1999. Recoveries from tenants were 92.8% of property operating expenses and property taxes for the nine months ended September 30, 2000 compared to 88.7% of the same expenses for the same period in 1999.

        Property expenses include property operating expenses and property taxes. Property operating expenses increased by $907,000 or 10.3% to $9,685,000 from $8,778,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase in property operating expenses was primarily attributable to the properties acquired during 1999 and 2000 offset by property dispositions in 1999. Property taxes increased by $638,000 or 11.7% to $6,083,000 from $5,445,000 for the nine months ended
September 30, 2000, compared to the nine months ended September 30, 1999. The increase in property taxes was also primarily the result of the properties acquired during 1999 and 2000 offset by property dispositions in 1999.

        Depreciation and amortization increased by $1,356,000 or 10.4% to $14,418,000 from $13,062,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. This was primarily due to the properties acquired during 1999 and 2000 offset by property dispositions in 1999.

        Interest expense increased by $4,741,000 or 27.6% to $21,943,000 from $17,202,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily as a result of interest expense relating to additional funds drawn on the Company's Unsecured Credit Facility to finance acquisitions, an increase in the LIBOR component of the borrowing cost on the Unsecured Credit Facility over the comparable period in 1999 and interest expense on the fixed rate mortgage assumed related to Rancho Las Palmas Retail Center in the third quarter of 1999.

        General and administrative expenses decreased by $580,000 or 14.9% to $3,301,000 from $3,881,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. This decrease was primarily attributable to one-time executive severance costs recorded in 1999 and an increase in internal capitalized leasing costs recorded in 2000, which is an offset to related general and administrative expenses, offset by annual compensation increases in 2000. As a percentage of total revenue, general and administrative expenses were 4.0% and 5.3% for the nine months ended September 30, 2000 and 1999, respectively.

        The following table compares the operating data for the 52 properties ("Same Properties") that were owned and in operation for the entirety of the nine months ended September 30, 2000 and 1999:


                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ----------------------
                                                                    2000           1999
                                                                   -------        -------
            Revenue:
               Rental                                              $58,167        $56,511
               Recoveries from tenants                              12,741         12,071
               Operating income from unconsolidated
                   partnership                                         233            273
               Other                                                   971          1,198
                                                                   -------        -------
                                                                   $72,112        $70,053

               Property operating and property tax expenses         13,733         13,564
                                                                   -------        -------
            Operating income                                       $58,379        $56,489
                                                                   =======        =======


        Operating income for the Same Properties for the nine months ended September 30, 2000 increased over the same period in the prior year by $1,890,000 or 3.4%. This increase was attributable primarily to increased rental revenue of $1,656,000 due to increases in rental rates at Manteca Marketplace, Melrose Village Plaza, Monterey Plaza, Powell Valley Junction and Sunset Square, as well as increases in occupancy at Green Valley Town & Country and Oregon Trail Shopping Center. Recoveries from tenants increased by $670,000, while property operating and property tax expenses only increased by $169,000. The increase in recoveries from tenants over the increase in related expenses is due to increases in occupancy and stronger recovery language in our leases. Other income decreased by $227,000 due to a termination fee received at Claremont Village Plaza in the second quarter of 1999.

        Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

        Total revenue increased by $2,679,000 or 10.6% to $28,044,000 from $25,365,000 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999.

        Rental revenue increased by $2,099,000 or 10.4% to $22,298,000 from $20,199,000 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase in rental revenue resulted principally from the properties acquired in the third and fourth quarters of 1999 and the properties acquired in 2000 offset by property dispositions in 1999.

        Recoveries from tenants increased by $511,000 or 11.4% to $5,011,000 from $4,500,000 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase resulted principally from the properties acquired in the third and fourth quarters of 1999 and the properties acquired in 2000 offset by property dispositions in 1999. Recoveries from tenants were 93.1% of property operating expenses and property taxes for the three months ended September 30, 2000 compared to 90.1% of the same expenses for the same period in 1999.

        Property expenses include property operating expenses and property taxes. Property operating expenses increased by $230,000 or 7.4% to $3,330,000 from $3,100,000 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase resulted principally from the properties acquired in the third and fourth quarters of 1999 and the properties acquired in 2000 offset by property dispositions in 1999. Property taxes increased by $159,000 or 8.4% to $2,054,000 from $1,895,000 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase in property taxes was also primarily the result of the properties acquired in the third and fourth quarters of 1999 and the properties acquired in 2000 offset by property dispositions in 1999.

        Depreciation and amortization increased by $394,000 or 8.6% to $4,992,000 from $4,598,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase resulted principally from the properties acquired in the third and fourth quarters of 1999 and the properties acquired in 2000 offset by property dispositions in 1999.

        Interest expense increased by $1,462,000 or 23.7% to $7,627,000 from $6,165,000 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, primarily as a result of interest expense relating to additional funds drawn on the Company's Unsecured Credit Facility to finance acquisitions, an increase in the LIBOR component of the borrowing cost on the Unsecured Credit Facility over the comparable period in 1999 and interest expense on the fixed rate mortgage assumed related to Rancho Las Palmas Retail Center in the third quarter of 1999.

        General and administrative expenses decreased by $366,000 or 31.1% to $812,000 from $1,178,000 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The decrease resulted from an increase in internal capitalized leasing costs which is an offset to related general and administrative expenses. As a percentage of total revenue, general and administrative expenses were 2.9% and 4.6% for the three months ended September 30, 2000 and 1999, respectively.

        The following table compares the operating data for the 54 properties ("Same Properties") that were owned and in operation for the entirety of the three months ended September 30, 2000 and 1999:


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   ----------------------
                                                                    2000            1999
                                                                   -------        -------
            Revenue:
               Rental                                              $20,202        $19,776
               Recoveries from tenants                               4,513          4,382
               Operating income from unconsolidated                     79             84
                   partnership
               Other                                                   318            416
                                                                   -------        -------
                                                                   $25,112        $24,658

               Property operating and property tax expenses          4,833          4,844
                                                                   -------        -------
            Operating income                                       $20,279        $19,814
                                                                   =======        =======

        Operating income for the Same Properties for the three months ended September 30, 2000 increased over the same period in the prior year by $465,000 or 2.4%. This increase was attributable to increased rental revenue of $426,000 primarily due to increases in rental rates at Chino Town Square, Laurentian Center, Melrose Village Plaza, Monterey Plaza and Powell Valley Junction, as well as increases in occupancy at Hermiston Plaza, Oregon Trail Shopping Center and Sahara Pavilion North. Recoveries from tenants increased by $131,000, while property operating and property tax expenses remained consistent. This increase is due to stronger recovery language in our leases.

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

        The following table presents the Company's Funds from Operations (assuming dilution) for the three and nine months ended September 30, 2000 and three and nine months ended September 30, 1999:


                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                   SEPTEMBER 30,                             SEPTEMBER 30,
                                          ---------------------------------         ---------------------------------
                                             2000                 1999                 2000                  1999
                                          ------------         ------------         ------------         ------------
Net income                                $  8,724,000         $  8,020,000         $ 25,448,000         $ 23,937,000

Add:
   Depreciation and amortization             4,992,000            4,598,000           14,418,000           13,062,000
   Depreciation of unconsolidated
      partnership                                2,000                2,000                6,000                6,000
   Depreciation of non-real estate
      corporate assets                        (106,000)            (100,000)            (312,000)            (296,000)
   DownREIT minority interests                 473,000              344,000            1,463,000            1,023,000
Less:
   Net gain on sale of real estate                  --                   --                   --              (75,000)

                                          ------------         ------------         ------------         ------------
Funds from Operations                     $ 14,085,000         $ 12,864,000         $ 41,023,000         $ 37,657,000
                                          ============         ============         ============         ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                      22,472,226           22,083,566           22,424,212           22,028,701


CASH FLOWS

        Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

        Net cash provided by operating activities increased by $4,590,000 to $36,681,000 for the nine months ended September 30, 2000, as compared to $32,091,000 for the nine months ended September 30, 1999. The increase was primarily the result of an increase in operating income before depreciation and amortization due to property acquisitions and a decrease in prepaid expenses.

        Net cash used in investing activities decreased by $2,802,000 to $47,107,000 for the nine months ended September 30, 2000, compared to $49,909,000 for the nine months ended September 30, 1999. The decrease was primarily the result of a decrease in the acquisition of interest in an unconsolidated partnership and no further decrease in construction accounts payable and accrued expenses offset by an increase in acquisitions of and additions to operating properties and a decrease in proceeds from the sale of real estate.

        Net cash provided by financing activities decreased by $5,730,000 to $9,329,000 for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $15,059,000 for the nine months ended September 30, 1999. The decrease resulted primarily from a decrease in notes payable proceeds, a decrease in borrowings under the Unsecured Credit Facility and an increase in distributions paid, offset by a decrease in payments under the Unsecured Credit Facility, a decrease in notes payable payments and a decrease in prepaid financing costs.

LIQUIDITY AND CAPITAL RESOURCES

        The total market capitalization of the Company at September 30, 2000, was approximately $843,820,000, based on the market closing price at September 30, 2000 of $20.0625 per share (assuming the conversion of 1,147,204 subsidiary units) and the debt outstanding of approximately $394,426,000. As a result, the Company's debt to total market capitalization ratio was approximately 46.7% at September 30, 2000. The Board of Directors adopted a policy of limiting the Company's indebtedness to approximately 50% of its total market capitalization. However, the Company may from time to time modify its debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of its common stock. Accordingly, the Company may increase or decrease its debt to market capitalization ratio beyond the limit described above.

        At September 30, 2000, the Company had $31,500,000 available under its Unsecured Credit Facility. In October 1999, the Company received an investment grade credit rating of BBB- from Standard & Poor's, thereby reducing the Company's interest rate under the Unsecured Credit Facility by 22.5 basis points. As such, at the Company's option, amounts borrowed under the Unsecured Credit Facility bear interest at either LIBOR plus 1.15% or a reference rate determined by the lead bank of the lending group. The weighted average interest rate for short-term LIBOR contracts under the Unsecured Credit Facility at September 30, 2000 was 7.78%. The Company will continue to use the Unsecured Credit Facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes.

        The Company's indebtedness outstanding at September 30, 2000 requires balloon payments of $168,500,000 in 2002, $4,004,000 in 2004, $7,395,000 in
2005, $30,520,000 in 2006, $74,644,000 in 2007, $46,355,000 in 2009, $23,191,000
in 2010 and $5,836,000 in 2012. The balloon payment due in the year 2002 represents the balance drawn on the Unsecured Credit Facility at September 30, 2000 of $168,500,000. With regard to the balloon payments noted above, it is likely that the Company will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. The terms of future financing transactions will be subject to general market conditions at the time.

        We did not engage in any new financing transactions in the first nine months of 2000. During 1999, the Company completed a number of financing transactions. At the end of the second quarter, the Company closed a $35,000,000 financing transaction evidenced by notes payable, secured by deeds of trust on two properties, Rainbow Promenade and San Dimas Marketplace, bearing interest at 7.2%. At the beginning of the third quarter, the Company closed a second financing transaction for $56,300,000 also evidenced by notes payable, secured by deeds of trust on four properties, Melrose Village Plaza, Monterey Plaza, Tustin Heights Shopping Center and Tanasbourne Village, bearing interest at 7.1%. The proceeds were used to pay down the Unsecured Credit Facility.

        Also in the third quarter of 1999, the Company formed Pan Pacific (Rancho Las Palmas), LLC (the "RLPLLC") and Pan Pacific (RLP), Inc. in connection with the acquisition of Rancho Las Palmas Retail Center. As part of the acquisition, and in exchange for an interest in the asset contributed to RLPLLC by an individual, 314,587 subsidiary units were issued.

        In the fourth quarter of 1999 the Company entered into a new $200,000,000 Unsecured Credit Facility for three years under similar terms and conditions as the old facility and with the same group of banks. The Unsecured Credit Facility matures in December 2002. In addition, the Company entered into a modification agreement with the lender on the Chino Town Square property. The loan was set to mature in March of 2000. Under the terms of the modification agreement, the maturity date was extended to January 2010 and the interest rate was reduced from 8.0% to 7.72%. Following these financing transactions, at September 30, 2000, 42 of the Company's 61 properties remain unencumbered.

        In August 2000, the Company entered into a definitive agreement pursuant to which it has agreed to acquire Western Properties Trust ("Western"), a California real estate investment trust. The transaction is a stock for stock merger (the "Merger") including assumption of debt whereby each Western common share will be converted into the right to receive 0.62 of a share of Company common stock. As a result, the Company will issue, in the aggregate, approximately 11,700,000 shares of its common stock, assuming the exchange of all exchangeable securities of Western subsidiaries prior to the consummation of the Merger. In connection with the Merger, the Company will also assume Western's debt. The Merger will be voted upon by the stockholders of the Company and the shareholders of Western at a special meeting to be held by each of the Company and Western on November 9, 2000. The Company will account for this transaction using the purchase method of accounting.

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

        The following table provides certain historical distribution information:

                                                                             Distribution
   Quarter Ended       Date Declared       Record Date          Date Paid      Per Share
   -------------       -------------       -----------          ---------      ---------
March 31, 1998       March 17, 1998      March 31, 1998      April 17, 1998     $0.3800
June 30, 1998        June 19, 1998       June 30, 1998       July 17, 1998      $0.3800
September 30, 1998   September 11, 1998  October 5, 1998     October 21, 1998   $0.3800
December 31, 1998    December 8, 1998    December 22, 1998   January 20, 1999   $0.3800
March 31, 1999       February 10, 1999   March 17, 1999      April 16, 1999     $0.4000
June 30, 1999        June 15, 1999       June 28, 1999       July 16, 1999      $0.4000
September 30, 1999   September 9, 1999   September 24, 1999  October 22, 1999   $0.4000
December 31, 1999    December 9, 1999    December 22, 1999   January 21, 2000   $0.4000
March 31, 2000       February 9, 2000    March 17, 2000      April 14, 2000     $0.4200
June 30, 2000        June 13, 2000       June 26, 2000       July 21, 2000      $0.4200
September 30, 2000   September 15, 2000  September 25, 2000  October 20, 2000   $0.4200

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

        Interest Rate Risk

        As of September 30, 2000, the Company had $168,500,000 of outstanding floating rate debt under the Unsecured Credit Facility. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, the Company may use a variety of financial instruments. The Company was not a party to any hedging agreements with respect to its floating rate debt as of September 30, 2000. The Company does not enter into any transactions for speculative or trading purposes. The Company does not believe that its weighted average interest rate of 7.7% on its fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, the Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the $819,575,000 of total assets of the Company and approximately $449,394,000 market capitalization of the Company's common stock and subsidiary units.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

           Exhibit
           No.                             Description
           -------      --------------------------------------------------------

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

                27.1    Financial Data Schedule (electronically filed with the
                        Securities and Exchange Commission only)


        (b)     Reports on Form 8-K

                A Form 8-K was filed on August 23, 2000 for the purpose of reporting that Pan Pacific Retail Properties, Inc. ("Pan Pacific") entered into an Agreement and Plan of Merger on August 21, 2000 with Western Properties Trust, a California real estate investment trust ("Western"), whereby Western, subject to the conditions of the agreement and approval of the transaction by the stockholders of Pan Pacific and the shareholders of Western, would be merged with and into Pan Pacific and Pan Pacific would continue as the surviving corporation. Concurrently with the execution of the merger agreement, Revenue Properties (U.S.), Inc. ("RPUS"), Pan Pacific Development (Nevada), Inc. ("PPD") and Western entered into a Voting Agreement pursuant to which RPUS and PPD agreed to vote in favor of the merger. RPUS and PPD collectively own approximately 51% of the outstanding shares of Pan Pacific common stock.

                A Form 8-K was filed on October 6, 2000 for the purpose of providing information prepared by Pan Pacific Retail Properties, Inc.'s management relating to the proposed merger of WPT, Inc. (which will succeed Western Properties Trust immediately prior to such merger) with and into Pan Pacific Retail Properties, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2000.

      PAN PACIFIC RETAIL PROPERTIES, INC.


By:            /s/ Stuart A. Tanz               By:            /s/ Joseph B. Tyson
   --------------------------------------------    -------------------------------------------
                 Stuart A. Tanz                               Joseph B. Tyson, CPA
      President and Chief Executive Officer               Executive Vice President and
                                                             Chief Financial Officer

                                 EXHIBIT INDEX

           Exhibit
           No.                    Description
           -------      --------------------------------------------------------

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