Form 10-K405
period 2000-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2001-03-26
CIK 1040454

================================================================================
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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


       Registrant's telephone number, including area code: (760) 727-1002

          Securities registered pursuant to Section 12(b) of the Act:


     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------      -----------------------------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the shares of common stock held by non-affiliates was approximately $510,663,000 based upon the closing price on the New York Stock Exchange for such shares of $21.84 on March 16, 2001.

        As of March 16, 2001, the number of shares of the Registrant's common stock outstanding was 31,390,038.


================================================================================
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this report on Form 10-K incorporates by reference information from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                TABLE OF CONTENTS


                                     PART I
                                                                            Page
                                                                            ----
ITEM 1.   BUSINESS........................................................    1
ITEM 2.   PROPERTIES......................................................    9
ITEM 3.   LEGAL PROCEEDINGS...............................................   22
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   22

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..........................................   22
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA............................   23
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................   24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   31
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   31
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................   31

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   32
ITEM 11.  EXECUTIVE COMPENSATION..........................................   32
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...................................................   32
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   32

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K.....................................................   32

FINANCIAL PAGES   ........................................................  F-1

                                     PART I

ITEM 1. BUSINESS

        We are a self-administered and self-managed real estate investment trust, or REIT. Our portfolio consists principally of community and neighborhood shopping centers predominantly located in five key Western U.S. markets.

        On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged into newly issued Company common shares and operating partnership units, based upon a fixed exchange ratio of 0.62. In connection with this transaction, we assumed Western's obligations under its senior notes and the indentures under which they were issued. As a result, we issued 10,754,256 shares of our common stock to holders of Western common shares and are obligated to issue 911,934 shares of our common stock upon the exchange of operating partnership units held by limited partners of Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., and Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P.

        As of December 31, 2000, we owned a portfolio comprised of 110 shopping center properties, of which 106 are located in the Western United States including 44 in Northern California, 14 in Southern California, 24 in Oregon, 13 in Nevada and 11 in Washington.

        We employed 100 people as of December 31, 2000, including five executive officers and senior personnel, in the areas of administration, accounting services, property management, maintenance, leasing, acquisitions and business development. Our executive offices are located at 1631-B South Melrose Drive, Vista, California, and our telephone number is (760) 727-1002. In addition to personnel located at our executive offices, we operate regional offices in Las Vegas, Nevada; Kent, Washington; Portland, Oregon; Chino, California; and Sacramento, California. Each of our regional offices is responsible for property management, maintenance and leasing.

        We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended commencing with our taxable year ended December 31, 1997. We believe that, commencing with our taxable year ended December 31, 1997, we have been organized and have operated in such a manner so as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but we cannot assure you that we will continue to operate in such a manner so as to qualify or remain qualified. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our revenue and properties.

BUSINESS STRATEGIES

        Our business strategies involve three fundamental practices:

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

GROWTH STRATEGIES

        Our principal growth strategy is to acquire shopping centers that provide an opportunity to expand in current markets or which allows us to establish a presence in targeted markets with favorable economic and demographic characteristics.

                - We seek to acquire properties that can benefit from our
                  hands-on management, that may require repositioning, redevelopment or renovation or which can be purchased at attractive capitalization rates and are consistent in terms of quality and location with our existing portfolio.

                - We seek to continue to utilize our in-depth market knowledge within our five key markets to pursue our strategy of opportunistic acquisitions of shopping centers for long-term investment. We believe that significant opportunities continue to exist within these markets to acquire shopping center properties that are consistent with our existing portfolio in terms of quality of construction, positive submarket demographics and location attributes and that provide attractive initial investment yields with potential for growth in cash flow.

                - We further believe we have certain competitive advantages which enhance our ability to identify and capitalize on acquisition opportunities, including: (i) long-standing relationships with institutional and other owners of shopping center properties in our five primary regions; (ii) fully integrated real estate operations which enable us to respond quickly to acquisition opportunities and to capitalize on the resulting economies of scale; and (iii) access to capital as a public company.

        From the closing of our initial public offering on August 13, 1997 through October 31, 2000, we acquired 39 shopping centers totaling 5,230,374 square feet of retail space for approximately $435,800,000. In November 2000, through our acquisition of Western, we acquired 50 additional properties totaling 5,652,044 square feet of retail space for approximately $440,000,000 in stock and the assumption of Western's debt. All of these 89 properties are located in our five key markets, and 67 of the shopping centers (75%) are anchored by grocery stores. We believe that all of these shopping centers are located in markets with strong demographic characteristics. We intend to add value to these retail properties through the application of our active, hands-on management and aggressive leasing strategies. We believe that current market conditions are generally favorable to acquisitions and, as such, we intend to continue acquiring properties as our primary growth strategy.

        We also seek to maximize the cash flow from our properties by continuing to enhance the operating performance of each property through our in-house leasing and property management programs.

        We aggressively pursue:

                - the leasing of currently available space;

                - the renewal or releasing of expiring leases at higher rental rates which we believe currently are available based on current market conditions and our recent leasing activity; and

                - economies of scale in the management and leasing of properties that may be realized by focusing our acquisition activities within our five primary regions.

FINANCING STRATEGIES

        Our financing strategy is to maintain a strong and flexible financial position by maintaining a prudent level of leverage, maintaining a pool of unencumbered assets and managing our variable interest rate exposure. We intend to finance future acquisitions with the most advantageous source of capital available to us at the time of an acquisition, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the issuance of operating units of a subsidiary in exchange for contributed property.

        During 1998, we completed a secondary offering of 4,348,000 shares of common stock at $21.125 per share. The net proceeds to us were approximately $85,913,000. We also obtained an increase to our unsecured credit facility from $150,000,000 to $200,000,000 and a reduction in the top borrowing rate thereunder to LIBOR plus 1.375%.

        Also, during 1998, we formed Pan Pacific (Portland), LLC with us as sole managing member. In the fourth quarter, Pan Pacific (Portland) acquired a portfolio of six shopping centers located in Oregon. In exchange for four properties which were contributed to Pan Pacific (Portland), 832,617 units were issued to certain non-managing members. Distributions are made to the non-managing members at a rate equal to the dividend distribution paid by us on a share of our common stock. A non-managing member can seek redemption of their units after the first anniversary. We may, at our option, redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) by paying cash for their units.

        During 1999, we completed a number of financing transactions. At the end of the second quarter, we closed a $35,000,000 financing transaction evidenced by notes, bearing interest at 7.2%, due in July 2006 and secured by deeds of trust on two properties, Rainbow Promenade and San Dimas Marketplace. At the beginning of the third quarter, we closed a second financing transaction for $56,300,000 evidenced by notes, bearing interest at 7.1%, due in August 2009 and secured by deeds of trust on four properties, Melrose Village Plaza, Monterey Plaza, Tustin Heights Shopping Center and Tanasbourne Village. The proceeds were used to pay down our unsecured credit facility.

        Also in the third quarter of 1999, we formed Pan Pacific (Rancho Las Palmas), LLC and Pan Pacific (RLP), Inc. in connection with the acquisition of Rancho Las Palmas. We and Pan Pacific (RLP) are co-managing members of Pan Pacific (Rancho Las Palmas). As part of the acquisition, and in exchange for an interest in the asset contributed to Pan Pacific (Rancho Las Palmas) by an individual, 314,587 units were issued to this individual, a non-managing member. Distributions are made to the non-managing member at a rate equal to dividend distributions paid by us on a share of our common stock. The non-managing member can seek redemption of its units after the first anniversary. We, at our option, may redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) by paying cash for their units.

        In December 1999, we entered into a loan modification agreement with the lender on Chino Town Square. Pursuant to the terms of the modification agreement, the maturity date was extended to January 2010 and the interest rate was reduced from 8.00% to 7.72%. This loan previously had a maturity date of March 2000.

        Also in December 1999, we extended our $200,000,000 Unsecured Credit Facility for an additional three years. In October 1999, we received an investment grade credit rating from Standard & Poor's. Because of this rating, the borrowing rate on the credit line was reduced to LIBOR plus 1.15%. In November 2000, we also received an investment grade credit rating from Moody's Investors Service.

        In connection with our acquisition of Western in November 2000, we entered into additional new financing arrangements including a $300,000,000 Revolving Credit Agreement and a $100,000,000 Term Credit Agreement. The Revolving Credit Agreement matures in January 2004 and the Term Credit Agreement matures in November 2001. Our borrowing rate under the Revolving Credit Agreement is LIBOR plus 1.10% while the borrowing rate under the Term Credit Agreement is LIBOR plus 1.20%.

        Also in connection with our acquisition of Western, we assumed Western's obligations including its Unsecured Senior Notes in principal amounts of $50,000,000 bearing interest at 7.875% due 2004, $25,000,000 bearing interest at 7.10% due 2006, $25,000,000 bearing interest at 7.20% due 2008 and $25,000,000 bearing interest at 7.30% due 2010, and the indentures under which these notes were issued. We also assumed a mortgage note bearing interest at 7.61% due May 2004 in the principal amount of $9,628,000, secured by a deed of trust on Lakewood Village.

DISPOSITIONS

        During 1999, we disposed of three non-strategic assets. In June, we sold a single-tenant property in Hillsboro, Oregon. The net proceeds from the sale were used to repay indebtedness under our unsecured credit facility. In December, we sold Rosewood Village, a 50,000 square foot property in Northern California. The net proceeds were used to acquire the Cable Park property in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code. Also in December, we sold Foothill Center, a 20,000 square foot property in Southern California.

We took back a portion of the proceeds as a note receivable secured by a deed of trust. The balance of the net proceeds, received in cash, was used to repay indebtedness under our unsecured credit facility.

        In December 2000, we disposed of a single-tenant non-strategic asset located in Santa Cruz, California. The asset was a part of the Western portfolio and was sold for an amount equal to its net book value. We took back a portion of the proceeds as a note receivable secured by a deed of trust. The balance of the net proceeds, received in cash, was placed with an exchanger for use in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code.

        We may dispose of certain non-strategic assets over the next eighteen months. However, if after taking into account the tax consequences of any disposition, including our continued ability to qualify as a REIT, we determine that a disposition would not be in our best interest, we will not dispose of such asset.

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

                - The perceptions of prospective tenants of the attractiveness of the properties;

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

        OUR POTENTIAL INABILITY TO RETAIN TENANTS AND RELET SPACE. We will be subject to the risks that, upon expiration or termination, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases covering a total of approximately 6.2% and 44.0% of the leased gross leasable area, or GLA, of our properties will expire through the end of 2001 and 2005, respectively. We budget for renovation and reletting expenses, which takes into consideration our view of both the current and expected market conditions in the geographic regions in which our properties are located, but we cannot assure you that the budgeted amounts will be sufficient to cover these costs. Our cash flow and ability to make expected distributions to stockholders could be adversely affected, if:

                - We are unable to promptly relet or renew leases for all or a substantial portion of this space;

                - The rental rates upon renewal or reletting are significantly lower than expected; or

                - Our budgeted amounts for these purposes prove inadequate.

        DEPENDENCE ON MARKET CONDITIONS IN THE GEOGRAPHIC REGIONS. We have 44 properties located in Northern California, 14 properties located in Southern California, 24 properties located in Oregon, 13 properties located in Nevada and 11 properties located in Washington. To the extent that general economic or other relevant conditions in these regions decline and result in a decrease in consumer demand in these regions, our performance may be adversely affected.

        POTENTIAL ILLIQUIDITY OF REAL ESTATE. Equity real estate investments are relatively illiquid. This illiquidity tends to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits a REIT's ability to sell properties held for fewer than four years, which may affect our ability to sell properties without adversely affecting returns to holders of common stock.

        COMPETITION WITH OTHER DEVELOPERS AND REAL ESTATE COMPANIES. There are numerous commercial developers and real estate companies that compete with us in seeking tenants for properties, properties for acquisition and land for development. There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition may reduce properties available for acquisition or development, reduce percentage rents payable to us and may, through the introduction of competition, contribute to lease defaults or insolvency of tenants. Thus, competition could materially affect our ability to generate net income and to service our debt and make distributions to our stockholders.

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

        LACK OF OPERATING HISTORY WITH RESPECT TO THE RECENT ACQUISITION AND DEVELOPMENT OF PROPERTIES. At December 31, 2000, we owned and operated 110 properties, consisting of approximately 15.2 million square feet of space. Fifty-three of our properties were acquired during 2000, primarily through the acquisition of Western, and may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We cannot assure you that we will succeed with this integration or effectively manage additional properties. We also cannot assure you that newly acquired properties will perform as expected.

        INFLUENCE OF CERTAIN AFFILIATES. Stuart Tanz, our Chairman, President and Chief Executive Officer, through his and his family's ownership interests in Revenue Properties Company Limited and Revenue Properties Company Limited's ownership of Revenue Properties (U.S.), Inc., owns or controls approximately 26% of our total outstanding shares of common stock as of March 16, 2001. In addition, Revenue Properties (U.S.), Inc. has the right to nominate two of our directors. Consequently, although the Tanz family will not be able to take action on our behalf without the concurrence of other members of our board of directors, they may be able to exert substantial influence over our affairs. This influence might not be consistent with the interest of other stockholders. In addition, there may be conflicts between the interests of the public stockholders of Revenue Properties Company Limited and our public stockholders.

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

        At December 31, 2000, we had outstanding indebtedness of approximately $626,411,000. Since we anticipate that only a small portion of the principal of the indebtedness will be repaid prior to maturity, and that we will not have funds on hand sufficient to repay the balance of the indebtedness in full at maturity, it will be necessary for us to refinance the debt either through additional borrowings or equity or debt offerings. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all of this maturing debt. Also, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to refinanced indebtedness would increase. This could adversely affect our cash flow and our ability to make expected distributions to our stockholders. In addition, if we are unable to refinance the indebtedness on acceptable terms, we might dispose of properties upon disadvantageous terms, which might result in losses to us and might adversely affect funds available for distribution to stockholders.

        POTENTIAL DEFAULTS UNDER MORTGAGE FINANCING. At December 31, 2000, we had approximately $233,911,000 in principal amount of mortgage financing. The payment and other obligations under certain of the mortgage financing is secured by cross-collateralized, and cross-defaulted first mortgage liens in the aggregate amount of approximately $55,333,000 on four properties, $52,524,000 on four other properties, $17,970,000 on three properties and $34,254,000 on two properties. If we are unable to meet our obligations under the mortgage financing, the properties securing that debt could be foreclosed upon. This could have a material adverse effect on us and our ability to make expected distributions and could threaten our continued viability.

        RISING INTEREST RATES AND VARIABLE-RATE DEBT. Advances under our Revolving Credit Agreement and our Term Credit Agreement bear interest at a variable-rate. In addition, we may incur other variable-rate indebtedness in the future. Increases in interest rates on that indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to service our debt and pay expected distributions to stockholders. Accordingly, we may in the future engage in other transactions to further limit our exposure to rising interest rates as appropriate and cost effective.

        TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALIFY AS A REIT. Commencing with our taxable year ended December 31, 1997, we believe that we have qualified as a REIT under the Internal Revenue Code. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and some on a quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. These requirements involve the determination of various facts and circumstances not entirely within our control. Legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

        We anticipate that future acquisitions, development and renovations will be financed through a combination of advances under our Revolving Credit Agreement and other forms of secured or unsecured financing. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

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

        NO LIMITATION ON AMOUNT OF INDEBTEDNESS WE MAY INCUR. At December 31, 2000, our debt to total market capitalization ratio was approximately 45.1% (assuming the conversion of all subsidiary LLC and LP units). We currently have a policy of incurring debt only if upon incurrence the debt to total market capitalization ratio would be 50% or less. It should be noted, however, that our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Accordingly, our board of directors could alter or eliminate this policy. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and, consequently, reduce the amount available for distribution to stockholders. This could also increase the risk of default on our indebtedness.

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

ITEM 2. PROPERTIES

GENERAL

        As of December 31, 2000, we operated 110 neighborhood and community shopping centers containing 15.2 million square feet of which 13.5 million square feet is owned by us with the balance owned by certain retailers. These properties are primarily situated in five key Western U.S. markets including Northern California, Southern California, Oregon, Nevada and Washington, each of which we believe has attractive economic and demographic characteristics. The largest concentration of properties, consisting of 41% of the total gross leasable area, is located in Northern California. Another 13% of the total gross leasable area is located in Southern California, 18% in Oregon, 15% in Nevada and 11% in Washington. In addition, properties consisting of the remaining 2% of the total gross leasable area are located in New Mexico, Tennessee, Kentucky and Florida. As of December 31, 2000, 96.5% of our total gross leasable area was leased by 2,253 tenants.

        These properties are regionally managed under active central control by our executive officers. Property management, leasing, capital expenditures, construction and acquisition decisions are centrally administered at the Company's corporate office. We employ property managers at each of our regional offices to oversee and direct the day-to-day operations of these properties, as well as on-site personnel. Property managers communicate daily with our corporate offices to implement our policies and procedures.

        As a result of our in-house leasing program, these properties benefit from a diversified merchandising mix. At December 31, 2000, 61% of the total leased gross leasable area was leased to national tenants, 19% leased to regional tenants and 20% to local tenants. To promote stability and attract non-anchor tenants, we generally enter into long-term leases (typically 15 to 20 years) with major or anchor tenants which usually contain provisions permitting tenants to renew their leases at rates which often include fixed rent increases or consumer price index adjustments from the prior base rent. At December 31, 2000, anchor tenants leased 59% of the total leased gross leasable area, with only 53% of anchor-leased gross leasable area (31% of the total leased gross leasable area) scheduled to expire within the next 10 years. To take advantage of improving market conditions and changing retail trends, we generally enter into shorter term leases (typically three to five years) with non-anchor tenants. Our leases are generally on a triple-net basis, which require the tenants to pay their pro rata share of all real property taxes, insurance and property operating expenses.

                                PROPERTY SUMMARY

The following table sets forth certain information for the 110 retail centers as of December 31, 2000.


                                                               GROSS LEASABLE AREA
                                                               -------------------


                                                YEAR       COMPANY       TENANT                   % LEASED        TOTAL NUMBER
                                             COMPLETED/     OWNED         OWNED        TOTAL        AS OF         OF TENANTS AS
PROPERTY AND LOCATION                         EXPANDED    (SQ. FT.)     (SQ. FT.)    (SQ. FT.)   12/31/00 (4)     OF 12/31/00 (4)
---------------------------------------------------------------------------------------------------------------------------------
NORTHERN CALIFORNIA
     Anderson Square                            1977         67,480       34,604       102,084        90.4 %           13
            Anderson, CA
     Angels Camp Town Center                    1986         70,323           --        70,323        97.0             13
            Angels Camp, CA
     Blossom Valley Plaza                       1988        111,612           --       111,612        97.7             20
            Turlock, CA
     Brookvale Shopping Center                 1968/        131,239           --       131,239       100.0             19
            Fremont, CA                         1989
     Cable Park                                 1987        160,811           --       160,811        99.0             33
            Sacramento, CA
     Canal Farms                                1987        110,535           --       110,535        95.9             16
            Los Banos, CA
     Centennial Plaza                           1991        132,086      125,584       257,670        98.4             22
            Hanford, CA
     Century Center                             1979        214,772           --       214,772        99.3             34
            Modesto, CA
     Chico Crossroads                          1988/        267,735           --       267,735        99.6             17
            Chico, CA                           1994
     Cobblestone                                1984        122,091           --       122,091        88.7             21
            Redding, CA
     Commonwealth Square                        1987        141,310           --       141,310        98.9             43
            Folsom, CA
     Country Gables Shopping Center             1993        140,184           --       140,184        97.3             33
            Granite Bay, CA
     Creekside Center                           1968         80,911           --        80,911       100.0             18
            Hayward, CA
     Currier Square                             1989        131,472           --       131,472        91.1             14
            Oroville, CA
     Dublin Retail Center                       1980        154,728           --       154,728        89.1              7
             Dublin, CA
     Eastridge Plaza                            1985         81,010           --        81,010        96.9             11
            Porterville, CA
     Elverta Crossing                           1991        119,998           --       119,998        97.0             22
            Sacramento, CA
     Fairmont Shopping Center                   1988        104,281           --       104,281        98.7             28
            Pacifica, CA
     Fashion Faire Shopping Center              1987         95,255           --        95,255       100.0             17
            San Leandro, CA
     Glen Cove Center                           1990         66,000           --        66,000       100.0             11
            Vallejo, CA
     Glenbrook Shopping Center                  1990         63,330           --        63,330        96.5             15
            Sacramento, CA
     Heritage Park Shopping Center              1989        162,999           --       162,999        93.3             31
            Suisun City, CA
     Heritage Place                             1986        119,412        3,500       122,912        95.6             19
            Tulare, CA
     Kmart Center                              1966/        132,630           --       132,630        96.4             15
            Sacramento, CA                      1983
     Laguna 99 Plaza                            1992         89,600      116,200       205,800        98.4             22
            Elk Grove, CA
     Laguna Village                             1996        114,433           --       114,433       100.0             15
            Sacramento, CA
     Lakewood Shopping Center                   1988        107,769           --       107,769       100.0             28
            Windsor, CA
     Lakewood Village                           1992        127,237        3,242       130,479        89.5             29
            Windsor, CA
     Manteca Marketplace                       1972/        172,435           --       172,435       100.0             27
            Manteca, CA                         1988
     Mission Ridge Plaza                        1992         96,657        4,500       101,157        98.8             15
            Manteca, CA
     Monterey Plaza                             1990        183,180       49,500       232,680       100.0             31
            San Jose, CA
     Northridge Plaza                           1990         98,625           --        98,625        86.1             13
            Fair Oaks, CA
     Park Place                                 1987        150,766           --       150,766        91.6             26
            Vallejo, CA
     Pine Creek Shopping Center                 1988        212,832           --       212,832        96.1             35
            Grass Valley, CA
     Plaza 580 Shopping Center                  1993        104,363      192,739       297,102        97.6             27
            Livermore, CA
     Raley's Shopping Center                    1983        135,114           --       135,114        99.0             16
            Yuba City, CA
     Serra Center (5)                           1992         94,669      154,547       249,216       100.0             13
            Colma, CA
     Shops at Lincoln School                    1988         81,443           --        81,443       100.0             18
            Modesto, CA
     Sky Park Plaza                             1985        176,182           --       176,182        95.9             28
            Chico, CA
     Ukiah Crossroads                           1986        110,565           --       110,565        98.9             20
            Ukiah, CA
     Victorian Walk                             1990        102,581           --       102,581        90.0             20
            Fresno, CA
     Wal Mart                                   2000        103,284           --       103,284       100.0              1
            Napa, CA
     Westwood Village Shopping Center          1981/        102,375           --       102,375        91.7             20
            South Redding, CA                   1998
     Yreka Junction                             1984        127,148           --       127,148       100.0             19
             Yreka, CA

                                                        ------------  -----------  ------------ -----------      ----------------

REGION TOTAL/WEIGHTED AVERAGE                             5,473,462      684,416     6,157,878        96.7 %           915
                                                        ------------  -----------  ------------ -----------      ----------------

                                                                 ANNUALIZED BASE RENT
                                                                 IN PLACE AT 12/31/00 (1)
                                                                 ------------------------


                                                               ANN. BASE
                                             ANN. BASE        RENT/LEASED
PROPERTY AND LOCATION                       RENT ($) (1)        SQ. FT. (3)  MAJOR RETAILERS
-------------------------------------------------------------------------------------------------------------------------
NORTHERN CALIFORNIA
     Anderson Square                             $362,392           $5.94    Safeway Supermarket (2), Rite Aid
            Anderson, CA
     Angels Camp Town Center                      590,963            8.66    Save Mart Supermarket, Rite Aid
            Angels Camp, CA
     Blossom Valley Plaza                       1,192,676           10.94    Raley's Supermarket, Jo-Ann Fabrics & Crafts
            Turlock, CA
     Brookvale Shopping Center                  1,364,605           10.40    Albertson's Supermarket, Long's Drugs,
            Fremont, CA                                                      Bally Fitness
     Cable Park                                 1,321,377            8.30    Albertson's Supermarket, Long's Drugs
            Sacramento, CA
     Canal Farms                                  826,749            7.80    Save Mart Supermarket, Rite Aid
            Los Banos, CA
     Centennial Plaza                           1,307,506           10.06    Wal-Mart (2), Food-4-Less Supermarket
            Hanford, CA
     Century Center                             1,879,408            8.81    Raley's Supermarket, Gottschalks
            Modesto, CA
     Chico Crossroads                           2,049,827            7.69    Food-4-Less Supermarket, HomeBase,
            Chico, CA                                                        Barnes & Noble
     Cobblestone                                  970,953            8.97    Raley's Supermarket
            Redding, CA
     Commonwealth Square                        1,996,757           14.29    Raley's Supermarket
            Folsom, CA
     Country Gables Shopping Center             1,574,288           11.54    Raley's Supermarket
            Granite Bay, CA
     Creekside Center                             841,052           10.39    Albertson's Supermarket, MacFrugal's
            Hayward, CA
     Currier Square                               945,852            7.90    Raley's Supermarket
            Oroville, CA
     Dublin Retail Center                       1,428,729           10.36    Orchard Supply, Marshall's, Ross Stores,
             Dublin, CA                                                      Michael's Arts & Crafts
     Eastridge Plaza                              588,015            7.49    Save Mart Supermarket (6)
            Porterville, CA
     Elverta Crossing                           1,430,892           12.29    Food-4-Less Supermarket, K-Mart (2),
            Sacramento, CA                                                   Factory 2 U
     Fairmont Shopping Center                   1,267,966           12.32    Albertson's Supermarket, Rite Aid
            Pacifica, CA
     Fashion Faire Shopping Center              1,363,230           14.31    Pure Foods Supermarket, Ross Dress for Less,
            San Leandro, CA                                                  Michael's Arts & Crafts
     Glen Cove Center                             866,723           13.13    Safeway Supermarket and Drug
            Vallejo, CA
     Glenbrook Shopping Center                    477,819            7.82    Albertson's Supermarket
            Sacramento, CA
     Heritage Park Shopping Center              1,579,668           10.39    Raley's Supermarket
            Suisun City, CA
     Heritage Place                               991,613            8.68    Save Mart Supermarket, Rite Aid
            Tulare, CA
     Kmart Center                                 449,878            3.52    K-Mart, MacFrugal's
            Sacramento, CA
     Laguna 99 Plaza                            1,451,281           16.46    Safeway Supermarket (7), Wal-Mart (2)
            Elk Grove, CA
     Laguna Village                             1,891,661           16.53    United Artists Theatres, 24 Hour Fitness
            Sacramento, CA
     Lakewood Shopping Center                   1,040,909            9.66    Raley's Supermarket, U.S. Post Office
            Windsor, CA
     Lakewood Village                           1,754,600           15.41    Safeway Supermarket, Long's Drugs
            Windsor, CA
     Manteca Marketplace                        1,845,941           10.71    Save Mart Supermarket, Rite Aid,
            Manteca, CA                                                      Stadium 10 Cinemas, Ben Franklin Crafts
     Mission Ridge Plaza                        1,339,188           14.02    Safeway (7), Wal-Mart (2), Mervyn's (2)
            Manteca, CA
     Monterey Plaza                             2,650,011           14.47    Wal-Mart, Albertson's Supermarket (2), Walgreens
            San Jose, CA
     Northridge Plaza                             705,730            8.31    Raley's Supermarket
            Fair Oaks, CA
     Park Place                                 1,689,968           12.24    Raley's Supermarket, 24 Hour Fitness
            Vallejo, CA
     Pine Creek Shopping Center                 2,220,085           10.85    Raley's Supermarket, JC Penney
            Grass Valley, CA
     Plaza 580 Shopping Center                  1,771,878           17.40    Target (2), Mervyn's (2), Ross Stores
            Livermore, CA
     Raley's Shopping Center                    1,073,251            8.02    Raley's Supermarket, Toys R Us
            Yuba City, CA
     Serra Center (5)                           1,962,329           20.73    Target, Drug Barn, Beverages & More
            Colma, CA
     Shops at Lincoln School                      767,493            9.42    Save Mart Supermarket
            Modesto, CA
     Sky Park Plaza                             1,576,878            9.33    Raley's Supermarket, Ross Stores, Jo-Ann Fabrics
            Chico, CA                                                        & Crafts, Dollar Tree
     Ukiah Crossroads                           1,020,222            9.33    Raley's Supermarket
            Ukiah, CA
     Victorian Walk                               800,833            8.67    Save Mart Supermarket, Rite Aid
            Fresno, CA
     Wal Mart                                     816,156            7.90    Wal-Mart Supercenter
            Napa, CA
     Westwood Village Shopping Center             690,846            7.36    Holiday Supermarket, Rite Aid
            South Redding, CA
     Yreka Junction                             1,072,159            8.43    Raley's Supermarket, JC Penney
             Yreka, CA
                                              -----------       ----------

REGION TOTAL/WEIGHTED AVERAGE                 $55,810,357          $10.55
                                              -----------       ----------

                                PROPERTY SUMMARY
                                   (CONTINUED)



                                                               GROSS LEASABLE AREA
                                                               -------------------


                                                YEAR       COMPANY       TENANT                   % LEASED        TOTAL NUMBER
                                             COMPLETED/     OWNED         OWNED        TOTAL        AS OF         OF TENANTS AS
PROPERTY AND LOCATION                         EXPANDED    (SQ. FT.)     (SQ. FT.)    (SQ. FT.)   12/31/00 (4)     OF 12/31/00 (4)
----------------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
     Arlington Courtyard                        1991         12,221           --        12,221        71.8 %            3
            Riverside, CA
     Canyon Square Plaza                        1988         96,727           --        96,727        98.9             30
            Santa Clarita, CA
     Chino Town Square                          1987        336,997      188,064       525,061        83.1             50
            Chino, CA
     Encinitas Marketplace                      1981        118,458           --       118,458        99.3             21
            Encinitas, CA
     Granary Square                             1982        136,985           --       136,985        97.7             32
            Valencia, CA
     Laurentian Center                          1988         97,131           --        97,131       100.0             25
            Ontario, CA
     Marina Village                             1996        149,107           --       149,107        94.1             32
            Huntington Beach, CA
     Melrose Village Plaza                      1990        132,674           --       132,674       100.0             32
            Vista, CA
     Palmdale Center                            1975         81,050           --        81,050        96.3             13
            Palmdale, CA
     Rancho Las Palmas                          1980        167,852       10,815       178,667        98.6             41
            Rancho Mirage, CA
     San Dimas Marketplace                      1997        154,020      117,000       271,020       100.0             23
            San Dimas, CA
     Sycamore Plaza                             1976        105,085           --       105,085        96.2             25
            Anaheim CA
     Tustin Heights Shopping Center             1983        131,518           --       131,518       100.0             21
            Tustin, CA
     Vineyard Village East                      1992         45,200           --        45,200       100.0              4
            Ontario, CA
                                                        ------------  -----------  ------------ -----------      ----------------

REGION TOTAL/WEIGHTED AVERAGE                             1,765,025      315,879     2,080,904        95.3 %           352
                                                        ------------  -----------  ------------ -----------      ----------------

WASHINGTON
     Auburn North                              1977/        171,032           --       171,032        99.0 %           24
            Auburn, WA                          1999
     Blaine International Center                1991        127,572           --       127,572        73.2             12
            Blaine, WA
     Canyon Ridge Plaza                         1995         86,909      181,300       268,209       100.0             19
            Kent, WA
     Claremont Village Plaza                   1955/         88,770           --        88,770        96.7             15
            Everett, WA                         1994
     Gateway Shopping Center                                 96,671           --        96,671        90.5             16
            Mill Creek, WA
     Olympia Square                             1988        167,721           --       167,721        98.8             38
            Olympia, WA
     Olympia West Center                       1980/         69,212        3,800        73,012       100.0              6
            Olympia, WA                         1995
     Pacific Commons                            1987        151,233       55,241       206,474       100.0             23
            Spanaway, WA
     Panther Lake                               1989         69,090       44,237       113,327       100.0             21
            Kent, WA
     Sunset Square                              1989        376,023       10,634       386,657        98.9             41
            Bellingham, WA
     Tacoma Central                            1987/        134,868      165,519       300,387       100.0             21
            Tacoma, WA                          1994
                                                        ------------  -----------  ------------ -----------      ----------------

REGION TOTAL/WEIGHTED AVERAGE                             1,539,101      460,731     1,999,832        96.5 %           236
                                                        ------------  -----------  ------------ -----------      ----------------


                                                                   ANNUALIZED BASE RENT
                                                                   IN PLACE AT 12/31/00 (1)
                                                                   ------------------------


                                                                 ANN. BASE
                                               ANN. BASE        RENT/LEASED
PROPERTY AND LOCATION                         RENT ($) (1)        SQ. FT. (3)  MAJOR RETAILERS
---------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
     Arlington Courtyard                            $95,191          $10.85    Harvest Christian Bookstore
            Riverside, CA
     Canyon Square Plaza                          1,175,411           12.29    Albertson's Supermarket and Drug
            Santa Clarita, CA
     Chino Town Square                            4,012,264           14.33    Target (2), Wal-Mart, Mervyn's (2),
            Chino, CA                                                          Nordstrom Rack
     Encinitas Marketplace                        1,184,856           10.07    Albertson's Supermarket
            Encinitas, CA
     Granary Square                               1,930,103           14.42    Ralph's Supermarket, Long's Drugs
            Valencia, CA
     Laurentian Center                            1,193,975           12.29    Pep Boys, 24 Hour Fitness, Abbey Carpet
            Ontario, CA
     Marina Village                               1,564,411           11.15    Von's Supermarket, Sav-On Drugs
            Huntington Beach, CA
     Melrose Village Plaza                        1,613,928           12.16    Albertson's Supermarket, Sav-On Drugs
            Vista, CA
     Palmdale Center                                457,161            5.86    Smart & Final, Dollar Tree, Pic 'N' Save
            Palmdale, CA
     Rancho Las Palmas                            2,141,261           12.94    Von's Supermarket, Long's Drugs
            Rancho Mirage, CA
     San Dimas Marketplace                        2,307,002           14.98    Target (2), Office Max, Ross Stores,
            San Dimas, CA                                                      Petco, Trader Joe's Market
     Sycamore Plaza                                 774,267            7.66    Stater Bros. Supermarket, Sav-on Drugs
            Anaheim CA
     Tustin Heights Shopping Center               1,550,125           11.79    Ralph's Supermarket, Long's Drugs,
            Tustin, CA                                                         Michael's Arts & Crafts
     Vineyard Village East                          379,001            8.38    Sears, Dunn Edwards Paints
            Ontario, CA
                                             --------------- ---------------

REGION TOTAL/WEIGHTED AVERAGE                   $20,378,956          $12.12
                                             --------------- ---------------

WASHINGTON
     Auburn North                                $1,301,244           $7.68    Albertson's Supermarket, Rite Aid,
            Auburn, WA                                                         Office Depot, Fashion Bug
     Blaine International Center                    911,516            9.76    Cost Cutter Supermarket, Rite Aid
            Blaine, WA
     Canyon Ridge Plaza                           1,017,974           11.71    Target (2), Top Foods Supermarket (2),
            Kent, WA                                                           Ross Dress For Less
     Claremont Village Plaza                      1,206,469           14.05    QFC Supermarket and Drug
            Everett, WA
     Gateway Shopping Center                      1,520,968           17.39    Safeway Supermarket
            Mill Creek, WA
     Olympia Square                               2,027,315           12.23    Albertson's Supermarket and Drug,
            Olympia, WA                                                        Ross Dress For Less
     Olympia West Center                          1,233,399           17.82    Barnes & Noble, Good Guys, Petco
            Olympia, WA
     Pacific Commons                              1,554,171           10.28    The Marketplace Supermarket, K-Mart (2)
            Spanaway, WA
     Panther Lake                                   861,361           12.47    Albertson's Supermarket (2), Rite Aid
            Kent, WA
     Sunset Square                                3,130,277            8.42    Cost Cutter Supermarket, K-Mart,
            Bellingham, WA                                                     Jo-Ann Fabrics & Crafts, Rite Aid
     Tacoma Central                               2,237,040           16.59    Target (2), Top Food & Drug (2), PetSmart,
            Tacoma, WA                                                         Office Depot, TJ Maxx, Cineplex Odeon
                                             --------------- ---------------

REGION TOTAL/WEIGHTED AVERAGE                   $17,001,734          $11.45
                                             --------------- ---------------

                                PROPERTY SUMMARY
                                   (CONTINUED)



                                                               GROSS LEASABLE AREA
                                                               -------------------


                                                YEAR       COMPANY       TENANT                   % LEASED        TOTAL NUMBER
                                             COMPLETED/     OWNED         OWNED        TOTAL        AS OF         OF TENANTS AS
PROPERTY AND LOCATION                         EXPANDED    (SQ. FT.)     (SQ. FT.)    (SQ. FT.)   12/31/00 (4)     OF 12/31/00 (4)
----------------------------------------------------------------------------------------------------------------------------------
OREGON
     Albany Plaza                              1977/        114,465       30,998       145,463       100.0 %           19
            Albany, OR                          1998
     Bear Creek Plaza                          1977/        183,850           --       183,850       100.0             28
            Medford, OR                         1998
     East Burnside Plaza                        1999         38,363           --        38,363        90.7              5
            Portland, OR
     Foster Square                              1970         33,808           --        33,808       100.0              3
            Portland, OR
     Hermiston Plaza                            1998        150,396           --       150,396        97.7             24
            Hermiston, OR
     Hood River                                1967/        104,162           --       104,162        77.1             10
            Hood River, OR                      1999
     Menlo Park Plaza                           1995        112,755           --       112,755        92.4             16
            Portland, OR
     Milwaukie Marketplace                      1989        185,859       10,323       196,182        93.4             24
            Milwaukie, OR
     NE 33rd                                    1999         22,847           --        22,847       100.0              1
            Portland, OR
     North Lombard                              1994         23,252           --        23,252       100.0              1
            Portland, OR
     Oregon City Shopping Center                1999        247,689           --       247,689        96.7             37
            Oregon City, OR
     Oregon Trail Shopping Center              1977/        208,284           --       208,284        97.1             30
            Gresham, OR                         1999
     Pioneer Plaza                              1988         96,027        4,293       100,320       100.0             23
            Springfield, OR
     Powell Valley Junction                     1990        107,583           --       107,583        95.2              7
            Gresham, OR
     Raleigh Hills Plaza                        1988         39,520           --        39,520       100.0              3
            Portland, OR
     Rockwood Plaza                             2000         92,244           --        92,244        94.7             14
            Gresham, OR
     Sandy Marketplace                          1985        101,438           --       101,438        97.7             19
            Sandy, OR
     SE Milwaukie                               2000         21,400           --        21,400       100.0              1
            Portland, OR
     Shute Park Plaza                           1989         58,560           --        58,560        85.6             19
            Hillsboro, OR
     Southgate Shopping Center                  1986         50,862           --        50,862       100.0             10
            Milwaukie, OR
     St John's Plaza                            1993         58,770           --        58,770        45.7              4
            Portland, OR
     Sunset Mall                                1997        115,635        2,500       118,135       100.0             28
            Portland, OR
     Tacoma Shopping Center                     1999         13,448           --        13,448       100.0              1
            Portland, OR
     Tanasbourne Village                        1990        210,992        1,209       212,201        98.6             40
            Hillsboro, OR
                                                        ------------  -----------  ------------ -----------      ----------------

REGION TOTAL/WEIGHTED AVERAGE                             2,392,209       49,323     2,441,532        94.9 %           367
                                                        ------------  -----------  ------------ -----------      ----------------

NEVADA
     Caughlin Ranch                            1990/        107,688           --       107,688        93.6 %           21
            Reno, NV                            1991
     Cheyenne Commons                           1992        362,758           --       362,758        99.6             46
            Las Vegas, NV
     Dodge Center                               1976         49,258           --        49,258       100.0              4
            Fallon, NV
     Eagle Station                             1982/        114,258       60,000       174,258        95.0             27
            Carson City, NV                     1994
     Elko Junction                             1996/        170,812           --       170,812        98.4             20
            Elko, NV                            1997
     Green Valley Town & Country                1990        130,722           --       130,722        95.4             36
            Henderson, NV
     Mira Loma Shopping Center                  1985         94,361        2,546        96,907       100.0             19
            Reno, NV
     Rainbow Promenade                         1995/        228,279           --       228,279        99.3             25
            Las Vegas, NV                       1997
     Raley's                                    1991         60,114           --        60,114       100.0              1
            Fallon, NV
     Sahara Pavilion North                      1989        333,679           --       333,679        99.3             67
            Las Vegas, NV
     Sahara Pavilion South                      1990        160,682           --       160,682       100.0             26
            Las Vegas, NV
     West Town                                 1978/         65,424           --        65,424       100.0              2
            Winnemucca, NV                      1991
     Winterwood Pavilion                        1990        144,653           --       144,653       100.0             27
            Las Vegas, NV
                                                        ------------  -----------  ------------ -----------      ----------------

REGION TOTAL/WEIGHTED AVERAGE                             2,022,688       62,546     2,085,234        98.7 %           321
                                                        ------------  -----------  ------------ -----------      ----------------


                                                                  ANNUALIZED BASE RENT
                                                                  IN PLACE AT 12/31/00 (1)
                                                                  ------------------------


                                                                ANN. BASE
                                              ANN. BASE        RENT/LEASED
PROPERTY AND LOCATION                        RENT ($) (1)        SQ. FT. (3)  MAJOR RETAILERS
--------------------------------------------------------------------------------------------------------------------------
OREGON
     Albany Plaza                                 $909,423           $7.94    Albertson's Supermarket, Rite Aid,
            Albany, OR                                                        Pic 'N' Save, Dollar Tree, Factory 2 U
     Bear Creek Plaza                            1,395,094            7.59    Bi-Mart Drug, TJ Maxx, Pic 'N' Save,
            Medford, OR                                                       Factory 2 U
     East Burnside Plaza                           569,424           16.36    QFC Supermarket
            Portland, OR
     Foster Square                                 193,045            5.71    Dollar Tree, Phoenix Drugs
            Portland, OR
     Hermiston Plaza                               892,289            6.07    Safeway Supermarket and Drug
            Hermiston, OR                                                     Pic 'N' Save, Dollar Tree
     Hood River                                    448,616            5.59    Rosauer's Supermarket, Hi School Pharmacy
            Hood River, OR
     Menlo Park Plaza                            1,180,630           11.33    Walgreen's, Staples
            Portland, OR
     Milwaukie Marketplace                       1,469,070            8.46    Albertson's Supermarket, Rite Aid,
            Milwaukie, OR                                                     Jo-Ann Fabrics & Crafts
     NE 33rd                                       447,000           19.56    QFC Supermarket
            Portland, OR
     North Lombard                                 429,756           18.48    Walgreen's
            Portland, OR
     Oregon City Shopping Center                 1,787,696            7.46    Emporium, Rite Aid, Fisherman's
            Oregon City, OR                                                   Marine Supply, Michael's Arts & Crafts
     Oregon Trail Shopping Center                2,018,292            9.98    Nature's Supermarket, Office Depot, Big 5 Sporting
            Gresham, OR                                                       Goods, Pic 'N' Save, Michael's Arts & Crafts
     Pioneer Plaza                                 911,903            9.50    Safeway Supermarket & Drug
            Springfield, OR
     Powell Valley Junction                        928,418            9.06    Food-4-Less Supermarket, Cascade Athletic Club
            Gresham, OR
     Raleigh Hills Plaza                           937,092           23.71    New Season's Supermarket, Walgreen's
            Portland, OR
     Rockwood Plaza                                734,182            8.40    Dollar Tree, Vintage Thrift
            Gresham, OR
     Sandy Marketplace                             871,198            8.79    Danielson's Fresh Market, Hi School Pharmacy,
            Sandy, OR                                                         Factory 2 U
     SE Milwaukie                                  350,160           16.36    QFC Supermarket
            Portland, OR
     Shute Park Plaza                              594,816           11.87    Baxter's Auto Parts
            Hillsboro, OR
     Southgate Shopping Center                     622,485           12.24    Office Max
            Milwaukie, OR
     St John's Plaza                               217,836            8.11    Rite Aid
            Portland, OR
     Sunset Mall                                 1,277,767           11.05    Safeway Supermarket & Drug
            Portland, OR
     Tacoma Shopping Center                        349,728           26.01    New Season's Supermarket
            Portland, OR
     Tanasbourne Village                         2,751,366           13.23    Safeway Supermarket, Rite Aid
            Hillsboro, OR
                                             -------------- ---------------

REGION TOTAL/WEIGHTED AVERAGE                  $22,287,286           $9.82
                                             -------------- ---------------

NEVADA
     Caughlin Ranch                             $1,257,092          $12.47    Scolari's Supermarket
            Reno, NV                                                          Ross Dress For Less
     Cheyenne Commons                            4,421,275           12.24    Wal-Mart, 24 Hour Fitness, Marshall's,
            Las Vegas, NV                                                     Ross Dress For Less, Consign & Design
     Dodge Center                                  275,342            5.59    Jerry's
            Fallon, NV
     Eagle Station                               1,056,066            9.73    Raley's Supermarket, Mervyn's (2),
            Carson City, NV                                                   Wal-Mart (2)
     Elko Junction                               1,755,587           10.45    Raley's Supermarket, Builder's Mart
            Elko, NV
     Green Valley Town & Country                 1,883,073           15.10    Albertson's/Sav-On Superstore
            Henderson, NV
     Mira Loma Shopping Center                     931,050            9.87    Scolari's Supermarket, Long's Drugs,
            Reno, NV                                                          Dollar Tree
     Rainbow Promenade                           3,219,353           14.21    United Artists Theatres, Barnes & Noble,
            Las Vegas, NV                                                     Linens 'N Things, Office Max, Cost Plus
     Raley's                                       400,824            6.67    Raley's Supermarket
            Fallon, NV
     Sahara Pavilion North                       4,523,646           13.65    Von's Supermarket, Long's Drugs, TJMaxx,
            Las Vegas, NV                                                     Shepler's, Border's Books, Gold's Gym
     Sahara Pavilion South                       2,346,969           14.61    Sports Authority, Office Max,
            Las Vegas, NV                                                     Michael's Arts & Crafts
     West Town                                     461,500            7.05    Raley's Supermarket
            Winnemucca, NV
     Winterwood Pavilion                         1,414,564            9.78    Von's Supermarket and Drug, Heilig-Meyers
            Las Vegas, NV
                                             -------------- ---------------

REGION TOTAL/WEIGHTED AVERAGE                  $23,946,341          $12.00
                                             -------------- ---------------

                                PROPERTY SUMMARY
                                   (CONTINUED)



                                                               GROSS LEASABLE AREA
                                                               -------------------


                                                YEAR       COMPANY       TENANT                   % LEASED        TOTAL NUMBER
                                             COMPLETED/     OWNED         OWNED        TOTAL        AS OF         OF TENANTS AS
PROPERTY AND LOCATION                         EXPANDED    (SQ. FT.)     (SQ. FT.)    (SQ. FT.)   12/31/00 (4)     OF 12/31/00 (4)
----------------------------------------------------------------------------------------------------------------------------------
OTHER
     Country Club Center                       1988/         57,626       63,000       120,626        95.7 %           19
            Albuquerque, NM                     1998
     Maysville Marketsquare                    1991/        126,507       89,612       216,119       100.0             19
            Maysville, KY                       1993
     Memphis Retail Center                      1990         51,542       40,000        91,542        94.2             12
            Memphis, TN
     Ocoee Plaza                                1990         52,242           --        52,242       100.0             12
            Ocoee, FL
                                                        ------------  -----------  ------------ -----------      ----------------

REGION TOTAL/WEIGHTED AVERAGE                               287,917      192,612       480,529        98.1 %           62
                                                        ------------  -----------  ------------ -----------      ----------------

PORTFOLIO
TOTAL/WEIGHTED AVERAGE                                   13,480,402    1,765,507    15,245,909        96.5 %          2,253
                                                        ------------  -----------  ------------ -----------      ----------------


                                                                    ANNUALIZED BASE RENT
                                                                    IN PLACE AT 12/31/00 (1)
                                                                    ------------------------


                                                                  ANN. BASE
                                                ANN. BASE        RENT/LEASED
PROPERTY AND LOCATION                          RENT ($) (1)        SQ. FT. (3)  MAJOR RETAILERS
----------------------------------------------------------------------------------------------------------------------------
OTHER
     Country Club Center                            $627,362          $11.38    Furr's Supermarket (2)
            Albuquerque, NM
     Maysville Marketsquare                          913,064            7.22    Wal-Mart (2), Kroger Supermarket,
            Maysville, KY                                                       J.C. Penney
     Memphis Retail Center                           457,441            9.42    Hancock Fabrics, Family Dollar
            Memphis, TN
     Ocoee Plaza                                     371,001            7.10    Food Lion Supermarket, Family Dollar
            Ocoee, FL
                                             ---------------- ---------------

REGION TOTAL/WEIGHTED AVERAGE                     $2,368,868           $8.39
                                             ---------------- ---------------

PORTFOLIO
TOTAL/WEIGHTED AVERAGE                          $141,793,542          $10.90
                                             ---------------- ---------------



(1) Annualized base rent for all leases in place at December 31, 2000 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the term in months of such leases, multiplied by 12.
(2)    These retailers own their space and are not tenants of the Company.
(3) Annualized base rent divided by the owned GLA leased at December 31, 2000.
(4) Percent leased and total number of tenants includes month-to-month leases.
(5) The company owns a 30% interest in property. Table reflects 100% of property data.
(6)    Tenant is dark.
(7)    Tenant is Pak N Save, a division of Safeway

             NATIONAL, REGIONAL AND LOCAL TENANT MIX AS OF 12/31/00


The following table sets forth certain information for the 110 retail centers owned at December 31, 2000.


                                              NATIONAL  TENANTS (1)          REGIONAL TENANTS (1)             LOCAL TENANTS (1)
                                          ---------------------------      -------------------------      ------------------------
                                                          % OF PROPERTY                  % OF PROPERTY                 % OF PROPERTY
                                         % OF PROPERTY      ANN. BASE    % OF PROPERTY     ANN. BASE     % OF PROPERTY   ANN. BASE
PROPERTY                                  LEASED GLA         RENT (2)      LEASED GLA       RENT (2)      LEASED GLA      RENT (2)
--------                                  ----------         --------      ----------       --------      ----------      --------
NORTHERN CALIFORNIA
    Anderson Square                           71.00%          68.01%           0.00%           0.00%          29.00%          31.99%
    Angels Camp Town Center                   32.93           30.14           50.38           39.98           16.69           29.88
    Blossom Valley Plaza                      29.33           37.86           62.08           49.57            8.59           12.57
    Brookvale Shopping Center                 89.11           79.44              --              --           10.89           20.56
    Cable Park                                84.25           67.42            0.51            1.39           15.24           31.19
    Canal Farms                               49.49           42.95           40.17           38.13           10.34           18.92
    Centennial Plaza                          83.63           70.18            2.56            3.50           13.81           26.32
    Century Center                            14.99           28.16           54.88           23.45           30.15           48.39
    Chico Crossroads                          98.61           97.35              --              --            1.39            2.65
    Cobblestone                               27.27           39.62           62.82           49.70            9.91           10.68
    Commonwealth Square                       21.62           30.61           45.50           24.86           32.88           44.53
    Country Gables Shopping Center            10.51           17.52           44.67           29.61           44.82           52.87
    Creekside Center                          76.80           60.41              --              --           23.20           39.59
    Currier Square                            15.69           19.05           50.46           55.07           33.85           25.88
    Dublin Retail Center                      97.96           96.30              --              --            2.04            3.70
    Eastridge Plaza                           39.56           47.00           50.18           41.87           10.26           11.13
    Elverta Crossing                          80.87           71.45            6.93           10.45           12.20           18.10
    Fairmont Shopping Center                  64.48           44.65           11.82           12.57           23.70           42.78
    Fashion Faire Shopping Center             88.25           80.26              --              --           11.75           19.74
    Glenbrook Center                          70.23           42.02              --              --           29.77           57.98
    Glen Cove Center                          81.39           74.05              --              --           18.61           25.95
    Heritage Park Shopping Center             28.20           34.12           49.79           37.19           22.01           28.69
    Heritage Place                            54.59           53.03           34.48           32.86           10.93           14.11
    Kmart Center                              84.01           55.75              --              --           15.99           44.25
    Laguna 99 Plaza                           73.29           55.92            6.67           11.77           20.04           32.31
    Laguna Village                            81.97           78.96            4.78            5.68           13.25           15.36
    Lakewood Shopping Center                  71.26           60.04            1.21            2.40           27.53           37.56
    Lakewood Village                          77.93           74.09              --              --           22.07           25.91
    Manteca Marketplace                       37.64           36.01           48.86           45.48           13.50           18.51
    Mission Ridge Plaza                       94.55           91.22            2.24            3.50            3.21            5.28
    Monterey Plaza                            88.61           80.53            1.63            2.93            9.76           16.54
    Northridge Plaza                           9.46           20.04           80.47           60.31           10.07           19.65
    Park Place                                27.63           36.04           47.78           33.10           24.59           30.86
    Pine Creek Shopping Center                37.39           35.50           30.85           24.84           31.76           39.66
    Plaza 580 Shopping Center                 65.02           59.99            1.77            2.63           33.21           37.38
    Raley's Shopping Center                   47.20           58.71           49.10           32.96            3.70            8.33
    Serra Center (3)                          35.55           33.00           59.15           61.45            5.30            5.55
    Shops at Lincoln School                   20.17           34.20           53.44           38.00           26.39           27.80
    Sky Park Plaza                            48.73           50.74           39.15           31.68           12.12           17.58
    Ukiah Crossroads                          24.90           34.14           61.52           51.26           13.58           14.60
    Victorian Walk                            41.78           39.46           39.15           30.82           19.07           29.72
    Wal Mart                                 100.00          100.00              --              --              --              --
    Westwood Village Shopping Center          41.92           46.05            1.67            2.22           56.41           51.73
    Yreka Junction                            44.18           50.86           50.50           40.28            5.32            8.86
                                             ------          ------          ------          ------          ------          ------
REGION WEIGHTED AVERAGE                       56.24%          55.12%          26.31%          20.49%          17.45%          24.40%

             NATIONAL, REGIONAL AND LOCAL TENANT MIX AS OF 12/31/00
                                   (continued)


                                              NATIONAL  TENANTS (1)          REGIONAL TENANTS (1)             LOCAL TENANTS (1)
                                          ---------------------------      -------------------------      ------------------------
                                                          % OF PROPERTY                  % OF PROPERTY                 % OF PROPERTY
                                         % OF PROPERTY      ANN. BASE    % OF PROPERTY     ANN. BASE     % OF PROPERTY   ANN. BASE
PROPERTY                                  LEASED GLA         RENT (2)      LEASED GLA       RENT (2)      LEASED GLA      RENT (2)
--------                                  ----------         --------      ----------       --------      ----------      --------
SOUTHERN CALIFORNIA
    Arlington Courtyard                       13.91%          15.62%          58.72%          48.59%          27.37%          35.79%
    Canyon Square Plaza                       54.99           42.22            3.10            5.67           41.91           52.11
    Chino Town Square                         81.76           75.53            7.71           11.15           10.53           13.32
    Encinitas Marketplace                     71.92           61.13              --              --           28.08           38.87
    Granary Square                            57.93           54.15           24.06           12.85           18.01           33.00
    Laurentian  Center                        47.59           47.58           27.18           25.03           25.23           27.39
    Marina Village                            64.87           52.84           15.70           20.62           19.43           26.54
    Melrose Village Plaza                     83.52           76.26            2.06            2.74           14.42           21.00
    Palmdale Center                           88.08           72.38              --              --           11.92           27.62
    Rancho Las Palmas                         47.83           28.19            8.69           13.50           43.48           58.31
    San Dimas Marketplace                     91.64           87.99            2.87            3.97            5.49            8.04
    Sycamore Plaza                            37.86           31.92           37.76           16.37           24.38           51.71
    Tustin Heights Shopping Center            88.88           78.89            0.89            1.53           10.23           19.58
    Vineyard Village East                     86.28           76.02           13.72           23.98              --              --
                                             ------          ------          ------          ------          ------          ------
REGION WEIGHTED AVERAGE                       70.07%          62.32%          10.46%          10.25%          19.46%          27.43%

WASHINGTON
    Auburn North                              81.11%          76.58%          16.39%          17.56%           2.50%           5.86%
    Blaine International Center               91.49           90.85            2.19            2.69            6.32            6.46
    Canyon Ridge Plaza                        91.97           87.63              --              --            8.03           12.37
    Claremont Village Plaza                   74.08           75.31            5.55            6.05           20.37           18.64
    Gateway Shopping Center                   80.27           74.94            1.21            1.41           18.52           23.65
    Olympia Square                            78.59           71.12           15.78           20.98            5.63            7.90
    Olympia West Center                       83.05           87.24            8.48            7.34            8.47            5.42
    Pacific Commons                           43.01           43.45            2.15            2.43           54.84           54.12
    Panther Lake                              59.66           52.32            6.08            5.99           34.26           41.69
    Sunset Square                             64.51           52.83           26.07           32.53            9.42           14.64
    Tacoma Central                            88.78           85.84            7.37            9.24            3.85            4.92
                                             ------          ------          ------          ------          ------          ------
REGION WEIGHTED AVERAGE                       73.28%          70.33%          12.35%          12.94%          14.37%          16.72%

OREGON
    Albany Plaza                              75.31%          68.24%           4.88%           6.46%          19.81%          25.30%
    Bear Creek Plaza                          87.27           80.76            7.36            9.60            5.37            9.64
    East Burnside Plaza                        9.35           16.50           87.85           81.88            2.80            1.62
    Foster Square                                --              --              --              --          100.00          100.00
    Hermiston Plaza                           73.70           47.59            4.32            9.75           21.98           42.66
    Hood River                                 8.31           10.24           12.03           42.39           79.66           47.37
    Menlo Park                                 7.97            9.89              --              --           92.03           90.11
    Milwaukie Marketplace                     87.54           68.71            4.48           13.48            7.98           17.81
    NE 33rd                                      --              --          100.00          100.00              --              --
    North Lombard                            100.00          100.00              --              --              --              --
    Oregon City Shopping Center               67.66           42.86            5.40           14.82           26.94           42.32
    Oregon Trail Shopping Center              59.52           56.04            3.47            6.63           37.01           37.33
    Pioneer Plaza                             69.70           54.58           13.61           23.60           16.69           21.82
    Powell Valley Junction                    65.43           64.15              --              --           34.57           35.85
    Raleigh Hills Plaza                       38.26           35.92              --              --           61.74           64.08
    Rockwood Plaza                            14.02           18.42              --              --           85.98           81.58
    Sandy Marketplace                         38.51           44.74           21.93           16.64           39.56           38.62
    SE Milwaukie                                 --              --          100.00          100.00              --              --

             NATIONAL, REGIONAL AND LOCAL TENANT MIX AS OF 12/31/00
                                   (continued)


                                              NATIONAL  TENANTS (1)          REGIONAL TENANTS (1)             LOCAL TENANTS (1)
                                          ---------------------------      -------------------------      ------------------------
                                                          % OF PROPERTY                  % OF PROPERTY                 % OF PROPERTY
                                         % OF PROPERTY      ANN. BASE    % OF PROPERTY     ANN. BASE     % OF PROPERTY   ANN. BASE
PROPERTY                                  LEASED GLA         RENT (2)      LEASED GLA       RENT (2)      LEASED GLA      RENT (2)
--------                                  ----------         --------      ----------       --------      ----------      --------
    Shute Park Plaza                          16.46           17.61           15.22           18.69           68.32           63.70
    Southgate Shopping Center                 70.63           62.94           10.69           12.38           18.68           24.68
    St. John's Plaza                          81.94           75.70            6.81           10.41           11.25           13.89
    Sunset Mall                               54.04           35.24            6.67           11.77           39.29           52.99
    Tacoma Shopping Center                       --              --              --              --          100.00          100.00
    Tanasbourne Village                       70.40           63.39            7.41            9.46           22.19           27.15
                                             ------          ------          ------          ------          ------          ------
REGION WEIGHTED AVERAGE                       59.40%          48.43%           9.61%          15.02%          30.98%          36.55%

NEVADA
    Caughlin Ranch                             7.45%          11.85%          53.59%          48.12%          38.96%          40.03%
    Cheyenne Commons                          89.03           80.36              --              --           10.97           19.64
    Dodge Center                              44.34           33.13           55.66           66.87              --              --
    Eagle Station                             28.18           40.67           54.36           30.68           17.46           28.65
    Elko Junction                             18.07           25.78           36.32           26.06           45.61           48.16
    Green Valley Town & Country               55.27           43.99            4.44            4.97           40.29           51.04
    Mira Loma Shopping Center                 30.44           30.06           48.15           42.48           21.41           27.46
    Rainbow Promenade                         89.63           83.39            2.87            4.63            7.50           11.98
    Raley's                                      --              --          100.00          100.00              --              --
    Sahara Pavilion North                     69.25           57.92           11.72           11.96           19.03           30.12
    Sahara Pavilion South                     74.14           67.38            7.25            8.79           18.61           23.83
    West Town                                    --              --           96.33           93.93            3.67            6.07
    Winterwood Pavilion                       71.73           64.94           13.20            9.88           15.07           25.18
                                             ------          ------          ------          ------          ------          ------
REGION WEIGHTED AVERAGE                       57.88%          56.44%          23.00%          16.63%          19.12%          26.94%

OTHER AREAS
    Country Club Center                       31.47%          42.47%           0.00%           0.00%          68.53%          57.53%
    Maysville Market Square                   87.38           83.19            6.32            8.12            6.30            8.69
    Memphis Retail Center                     39.55           49.73              --              --           60.45           50.27
    Ocoee Plaza                               66.01           62.60              --              --           33.99           37.40
                                             ------          ------          ------          ------          ------          ------
REGION WEIGHTED AVERAGE                       64.56%          62.91%           2.86%           3.18%          32.58%          33.91%
                                             ------          ------          ------          ------          ------          ------

PORTFOLIO WEIGHTED AVERAGE                    60.99%          57.34%          18.80%          16.31%          20.21%          26.35%
                                             ======          ======          ======          ======          ======          ======

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

(2) Annualized base rent for all leases in place at December 31, 2000 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(3)    The company owns a 30% interest in the property. Table reflects 100%.

                  ANCHOR & NON-ANCHOR TENANT MIX AS OF 12/31/00



The following table sets forth certain information for the 110 retail centers owned at December 31, 2000.


                                                         ANCHOR TENANTS (1)                         NON-ANCHOR TENANTS (1)
                                                  ------------------------------              -------------------------------
                                                     %               % OF PROPERTY               %               % OF PROPERTY
                                                  OCCUPIED             ANN. BASE              OCCUPIED              ANN. BASE
PROPERTY                                            GLA                   RENT                  GLA                   RENT
                                                  --------             ---------              --------              ---------
NORTHERN CALIFORNIA
    Anderson Square                                 36.85%                15.09%                63.15%                84.91%
    Angels Camp Town Center                         79.60                 63.08                 20.40                 36.92
    Blossom Valley Plaza                            57.32                 41.23                 42.68                 58.77
    Brookvale Shopping Center                       73.59                 48.27                 26.41                 51.73
    Cable Park                                      69.84                 36.83                 30.16                 63.17
    Canal Farms                                     65.74                 56.37                 34.26                 43.63
    Centennial Plaza                                68.20                 50.37                 31.80                 49.63
    Century Center                                  65.36                 39.12                 34.64                 60.88
    Chico Crossroads                                85.56                 75.69                 14.44                 24.31
    Cobblestone                                     55.58                 37.69                 44.42                 62.31
    Commonwealth Square                             44.57                 23.79                 55.43                 76.21
    Country Gables Shopping Center                  44.67                 29.61                 55.33                 70.39
    Creekside Center                                67.45                 35.44                 32.55                 64.56
    Currier Square                                  50.46                 55.07                 49.54                 44.93
    Dublin Retail Center                            88.02                 80.50                 11.98                 19.50
    Eastridge Plaza                                 71.88                 59.02                 28.12                 40.98
    Elverta Crossing                                60.10                 39.77                 39.90                 60.23
    Fairmont Shopping Center                        50.77                 25.93                 49.23                 74.07
    Fashion Faire Place                             48.00                 32.85                 52.00                 67.15
    Glen Cove Center                                76.30                 67.38                 23.70                 32.62
    Glenbrook Shopping Center                       58.46                 16.64                 41.54                 83.36
    Heritage Park Shopping Center                   53.61                 40.52                 46.39                 59.48
    Heritage Place                                  58.12                 44.38                 41.88                 55.62
    Kmart Center                                    78.00                 29.08                 22.00                 70.92
    Laguna 99 Plaza                                 67.06                 44.80                 32.94                 55.20
    Laguna Village                                  77.07                 73.13                 22.93                 26.87
    Lakewood Shopping Center                        52.41                 32.59                 47.59                 67.41
    Lakewood Village                                66.92                 57.61                 33.08                 42.39
    Manteca Marketplace                             55.98                 48.68                 44.02                 51.32
    Mission Ridge Plaza                             60.83                 51.70                 39.17                 48.30
    Monterey Plaza                                  55.68                 29.03                 44.32                 70.97
    Northridge Plaza                                71.43                 44.38                 28.57                 55.62
    Park Place                                      60.16                 42.29                 39.84                 57.71
    Pine Creek Shopping Center                      47.92                 32.91                 52.08                 67.09
    Plaza 580 Shopping Center                       23.57                 12.87                 76.43                 87.13
    Raley's Shopping Center                         70.07                 42.29                 29.93                 57.71
    Serra Center (3)                                71.64                 62.12                 28.36                 37.88
    Shops at Lincoln School                         51.72                 36.00                 48.28                 64.00
    Sky Park Plaza                                  65.21                 48.85                 34.79                 51.15
    Ukiah Crossroads                                58.13                 46.23                 41.87                 53.77
    Victorian Walk                                  73.65                 56.79                 26.35                 43.21
    Wal Mart                                       100.00                100.00                  0.00                  0.00
    Westwood Village Shopping Center                53.76                 38.96                 46.24                 61.04
    Yreka Junction                                  65.38                 41.35                 34.62                 58.65
                                                   ------                ------                ------                ------
REGION WEIGHTED AVERAGE                             63.10%                45.28%                36.90%                54.72%

                  ANCHOR & NON-ANCHOR TENANT MIX AS OF 12/31/00
                                   (continued)


                                                         ANCHOR TENANTS (1)                         NON-ANCHOR TENANTS (1)
                                                  ------------------------------              -------------------------------
                                                     %               % OF PROPERTY               %               % OF PROPERTY
                                                  OCCUPIED             ANN. BASE              OCCUPIED              ANN. BASE
PROPERTY                                            GLA                   RENT                  GLA                   RENT
                                                  --------             ---------              --------              ---------
SOUTHERN CALIFORNIA
    Arlington Courtyard                              0.00%                 0.00%               100.00%               100.00%
    Canyon Square Plaza                             43.88                 29.67                 56.12                 70.33
    Chino Town Square                               53.09                 45.09                 46.91                 54.91
    Encinitas Marketplace                           46.46                 27.56                 53.54                 72.44
    Granary Square                                  47.47                 19.55                 52.53                 80.45
    Laurentian  Center                              37.70                 32.42                 62.30                 67.58
    Marina Village                                  44.37                 28.32                 55.63                 71.68
    Melrose Village Plaza                           51.99                 36.47                 48.01                 63.53
    Palmdale Center                                 81.38                 56.92                 18.62                 43.08
    Rancho Las Palmas                               33.28                 10.21                 66.72                 89.79
    San Dimas Marketplace                           46.88                 39.09                 53.12                 60.91
    Sycamore Plaza                                  65.99                 26.35                 34.01                 73.65
    Tustin Heights Shopping Center                  62.36                 42.78                 37.64                 57.22
    Vineyard Village East                           57.52                 41.16                 42.48                 58.84
                                                   ------                ------                ------                ------
REGION WEIGHTED AVERAGE                             50.06%                32.94%                49.94%                67.06%

WASHINGTON
    Auburn North                                    66.11%                46.02%                33.89%                53.98%
    Blaine International Center                     80.80                 70.86                 19.20                 29.14
    Canyon Ridge Plaza                              34.62                 20.62                 65.38                 79.38
    Claremont Village Plaza                         46.12                 44.81                 53.88                 55.19
    Gateway Shopping Center                         66.17                 57.84                 33.83                 42.16
    Olympia Square                                  46.35                 32.23                 53.65                 67.77
    Olympia West Center                             56.65                 62.26                 43.35                 37.74
    Pacific Commons                                 50.43                 46.91                 49.57                 53.09
    Panther Lake                                    33.84                 19.66                 66.16                 80.34
    Sunset Square                                   75.88                 57.34                 24.12                 42.66
    Tacoma Central                                  65.36                 61.00                 34.64                 39.00
                                                   ------                ------                ------                ------
REGION WEIGHTED AVERAGE                             60.81%                49.30%                39.19%                50.70%

OREGON
    Albany Plaza                                    43.20%                32.62%                56.80%                67.38%
    Bear Creek Plaza                                68.23                 51.46                 31.77                 48.54
    East Burnside Plaza                             84.82                 76.75                 15.18                 23.25
    Foster Square                                    0.00                  0.00                100.00                100.00
    Hermiston Plaza                                 55.46                 24.72                 44.54                 75.28
    Hood River                                      69.26                 33.77                 30.74                 66.23
    Menlo Park Plaza                                40.44                 52.86                 59.56                 47.14
    Milwaukie Marketplace                           57.79                 32.58                 42.21                 67.42
    NE 33rd                                        100.00                100.00                  0.00                  0.00
    North Lombard                                  100.00                100.00                  0.00                  0.00
    Oregon City Shopping Center                     72.80                 40.48                 27.20                 59.52
    Oregon Trail Shopping Center                    63.76                 50.14                 36.24                 49.86
    Pioneer Plaza                                   48.96                 33.62                 51.04                 66.38
    Powell Valley Junction                          79.72                 65.50                 20.28                 34.50
    Raleigh Hills Plaza                             96.01                 91.99                  3.99                  8.01
    Rockwood Plaza                                  37.22                 26.28                 62.78                 73.72
    Sandy Marketplace                               50.50                 38.98                 49.50                 61.02
    SE Milwaukie                                   100.00                100.00                  0.00                  0.00

                  ANCHOR & NON-ANCHOR TENANT MIX AS OF 12/31/00
                                   (continued)


                                                         ANCHOR TENANTS (1)                         NON-ANCHOR TENANTS (1)
                                                  ------------------------------              -------------------------------
                                                     %               % OF PROPERTY               %               % OF PROPERTY
                                                  OCCUPIED             ANN. BASE              OCCUPIED              ANN. BASE
PROPERTY                                            GLA                   RENT                  GLA                   RENT
                                                  --------             ---------              --------              ---------
    Shute Park Plaza                                 0.00                  0.00                100.00                100.00
    Southgate Shopping Center                       58.98                 45.46                 41.02                 54.54
    St. John's Plaza                                58.81                 42.65                 41.19                 57.35
    Sunset Mall                                     41.51                 17.20                 58.49                 82.80
    Tacoma Shopping Center                           0.00                  0.00                100.00                100.00
    Tanasbourne Village                             50.12                 31.08                 49.88                 68.92
                                                   ------                ------                ------                ------
REGION WEIGHTED AVERAGE                             58.18%                44.05%                41.82%                55.95%

NEVADA
    Caughlin Ranch                                  50.11%                43.09%                49.89%                56.91%
    Cheyenne Commons                                64.76                 42.88                 35.24                 57.12
    Dodge Center                                    84.31                 63.10                 15.69                 36.90
    Eagle Station                                   54.36                 30.68                 45.64                 69.32
    Elko Junction                                   64.12                 49.14                 35.88                 50.86
    Green Valley Town & Country                     39.37                 20.05                 60.63                 79.95
    Mira Loma Shopping Center                       54.07                 46.97                 45.93                 53.03
    Rainbow Promenade                               65.62                 56.46                 34.38                 43.54
    Raley's                                        100.00                100.00                  0.00                  0.00
    Sahara Pavilion North                           48.56                 29.12                 51.44                 70.88
    Sahara Pavilion South                           48.55                 28.21                 51.45                 71.79
    West Town                                       96.33                 93.93                  3.67                  6.07
    Winterwood Pavilion                             47.41                 25.73                 52.59                 74.27
                                                   ------                ------                ------                ------
REGION WEIGHTED AVERAGE                             58.65%                40.10%                41.35%                59.90%

OTHER AREAS
    Country Club Center                              0.00%                 0.00%               100.00%               100.00%
    Maysville Market Square                         62.72                 55.05                 37.28                 44.95
    Memphis Retail Center                            0.00                  0.00                100.00                100.00
    Ocoee Plaza                                     47.85                 45.82                 52.15                 54.18
                                                   ------                ------                ------                ------
REGION WEIGHTED AVERAGE                             37.35%                28.82%                62.65%                71.18%
                                                   ------                ------                ------                ------

    PORTFOLIO WEIGHTED AVERAGE                      59.05%                42.64%                40.95%                57.36%
                                                   ======                ======                ======                ======

(1) Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2) Annualized base rent for all leases in place in which tenants are in occupancy at December 31, 2000 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(3)    The company owns a 30% interest on the property. Table reflects 100%.

                          MAJOR TENANTS* AS OF 12/31/00


The following table sets forth certain information for the 110 retail centers at December 31, 2000.


                                                                                    ANNUALIZED BASE RENT IN PLACE AT 12/31/00
                                                                                     ---------------------------------------
                                                     LEASED GLA      % OF TOTAL        TOTAL          ANN. BASE     % OF TOTAL
                                   NUMBER OF       AS OF 12/31/00     LEASED          ANN. BASE      RENT/SQ. FT.    ANN. BASE
TENANT                              LEASES           (SQ. FT.)          GLA          RENT ($)(1)        ($)(2)         RENT
                                 -----------        -----------        ------        -----------        ------        ------
Raley's                                   20          1,136,895        8.97 %        $ 7,698,546        $ 6.77        5.57 %
Von's/Safeway/Pak 'N Save                 12            588,634          4.64          4,948,324          8.41          3.58
Wal-Mart                                   4            419,872          3.31          3,652,528          8.70          2.64
Albertson's/Savon                         15            613,289          4.84          3,532,699          5.76          2.55
Rite Aid                                  18            440,443          3.47          2,753,560          6.25          1.99
Blockbuster Video                         19            104,907          0.83          1,788,757         17.05          1.29
Ross Dress for Less                        9            207,821          1.64          1,783,719          8.58          1.29
Hollywood Video                           15             94,684          0.75          1,776,336         18.76          1.28
QFC                                        4            113,960          0.90          1,770,382         15.54          1.28
Save Mart Supermarket                      7            246,714          1.95          1,632,644          6.62          1.18
Office Max                                 5            134,550          1.06          1,499,871         11.15          1.08
24 Hour Fitness                            4            108,305          0.85          1,489,303         13.75          1.08
                                 -----------        -----------        ------        -----------        ------        ------

TOTAL                                    132          4,210,074        33.20 %       $34,326,670        $ 8.15        24.82 %
                                 ===========        ===========        ======        ===========        ======        ======


* Tenants which individually account for 1% or more of Annualized base rent.

(1) Annualized base rent for all leases in place at December 31, 2000 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2)    Annualized base rent divided by leased area at December 31, 2000.

                           LEASE EXPIRATION ANALYSIS*


The following table sets forth certain information for the 110 retail centers owned at December 31, 2000.

                                                                                        ANNUALIZED BASE RENT IN PLACE AT 12/31/00
                                                                                        ------------------------------------------
                                 LEASE      NUMBER OF     GLA UNDER                      TOTAL ANN.                  ANN. BASE
                               EXPIRATION    LEASES       EXPIRING         % OF         BASE RENT($)    % OF ANN.       RENT
                                  YEAR       EXPIRING   LEASES(SQ.FT.)      GLA             (2)         BASE RENT   ($/SQ. FT.)(3)
                               ----------   ---------   --------------      ---         ------------    ---------   --------------
All Anchor Leases (1)
1 ..........................      2001            4         121,224          1.62            509,383         0.86        4.20
2 ..........................      2002            9         292,299          3.90          1,232,683         2.09        4.22
3 ..........................      2003           15         360,671          4.82          2,561,665         4.34        7.10
4 ..........................      2004            9         403,245          5.39          1,645,541         2.79        4.08
5 ..........................      2005           20         456,325          6.09          3,659,318         6.20        8.02
6 ..........................      2006           18         765,986         10.23          5,873,574         9.96        7.67
7 ..........................      2007            8         197,625          2.64          1,449,215         2.46        7.33
8 ..........................      2008           14         531,496          7.10          3,236,591         5.49        6.09
9 ..........................      2009           11         389,182          5.20          3,338,531         5.66        8.58
10 .........................      2010           14         435,318          5.81          3,736,559         6.34        8.58
11 and after ...............      2011 +         91       3,534,526         47.20         31,735,647        53.81        8.98
                                              ------     -----------      --------      -------------     --------     -------
TOTAL/WEIGHTED AVERAGE                          213       7,487,897        100.00%       $58,978,707       100.00%       $7.88
                                              ======     ===========      ========      =============     ========     =======

ALL NON-ANCHOR LEASES (1)
1 ..........................      2001          324         670,015         12.90          9,218,356        11.62       13.76
2 ..........................      2002          365         778,723         15.00         11,775,046        14.84       15.12
3 ..........................      2003          379         899,006         17.31         13,088,718        16.50       14.56
4 ..........................      2004          288         777,843         14.98         11,275,178        14.21       14.50
5 ..........................      2005          286         817,784         15.75         12,279,678        15.48       15.02
6 ..........................      2006           68         270,274          5.21          3,800,634         4.79       14.06
7 ..........................      2007           42         153,671          2.96          2,675,570         3.37       17.41
8 ..........................      2008           40         176,900          3.41          2,914,860         3.67       16.48
9 ..........................      2009           48         227,841          4.39          3,789,203         4.78       16.63
10 .........................      2010           53         180,239          3.47          3,523,794         4.44       19.55
11 and after ...............      2011 +         57         240,143          4.62          4,997,171         6.30       20.81
                                              ------     -----------      --------      -------------     --------     -------
TOTAL/WEIGHTED AVERAGE                        1,950       5,192,439       100.00%        $79,338,208      100.00%      $15.28
                                              ======     ===========      ========      =============     ========     =======

All Leases
1 ..........................      2001          328         791,239          6.24          9,727,739         7.03       12.29
2 ..........................      2002          374       1,071,022          8.45         13,007,729         9.40       12.15
3 ..........................      2003          394       1,259,677          9.93         15,650,383        11.31       12.42
4 ..........................      2004          297       1,181,088          9.31         12,920,718         9.34       10.94
5 ..........................      2005          306       1,274,109         10.05         15,938,996        11.52       12.51
6 ..........................      2006           86       1,036,260          8.17          9,674,207         6.99        9.34
7 ..........................      2007           50         351,296          2.77          4,124,785         2.98       11.74
8 ..........................      2008           54         708,396          5.59          6,151,451         4.45        8.68
9 ..........................      2009           59         617,023          4.87          7,127,735         5.15       11.55
10 .........................      2010           67         615,557          4.85          7,260,353         5.25       11.79
11 and after ...............      2011 +        148       3,774,669         29.77         36,732,818        26.58        9.73
                                              ------     -----------      --------      -------------     --------     -------
TOTAL/WEIGHTED AVERAGE                        2,163      12,680,336       100.00%       $138,316,914      100.00%      $10.91
                                              ======     ===========      ========      =============     ========     =======

Note: Number of Leases expiring does not include tenants on a month-to-month agreement and future tenants, whose combined occupancy totals 327,298 sq. ft.

*      Assumes no renewal options are exercised.

(1) The company defines anchors as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2) Annualized base rent for all leases in place at December 31, 2000 is calculated as follows: total base rent, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(3)    Annualized base rent divided by gross leasable area at December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

        On November 8, 2000, Bryant M. Bennett, as Trustee of the Bryant M. Bennett and Inga A. Bennett Trust U/A October 25, 1990, known as The Bennett Family Trust, filed a complaint in the Superior Court of the State of California, County of Alameda, on behalf of himself and all others similarly situated, against us; Western, WPT; Bradley N. Blake; L. Gerald Hunt; Dennis D. Ryan; James L. Stell; Reginald B. Oliver; L. Michael Foley; Joseph P. Colmery; Revenue Properties (U.S.), Inc.; and Stuart A. Tanz.

        The allegations of the complaint arise from our November 2000 acquisition of Western. Plaintiffs' complaint alleges that the merger terms between us and Western were unfair and violated the defendant's fiduciary obligations to Western's shareholders.

        We believe we have meritorious defenses against each of Plaintiff's claims and we intend to vigorously and effectively defend against them. It should be noted, however, that the outcome of any litigation is by its nature unpredictable and we therefore cannot assure you that we will successfully defend this action.

        In addition, we are a party to legal proceedings that arise in the normal course of business, which matters are generally covered by insurance. The resolution of these matters cannot be predicted with certainty. However, in the opinion of management, based upon currently available information, liability under such proceedings, either individually or in the aggregate, will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 9, 2000, we held a special meeting and our stockholders voted on and approved our merger with Western with 18,883,801 votes for, 65,953 votes against and 19,694 votes abstaining. Our stockholders also voted on and approved an amendment to our 2000 Stock Incentive Plan which increased the number of shares reserved for issuance under this plan. This item passed with 15,102,163 votes for, 3,841,292 votes against and 25,993 votes abstaining.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock began trading on the New York Stock Exchange on August 8, 1997, under the symbol "PNP". On March 16, 2001 we had approximately 984 stockholders of record and approximately 12,500 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the New York Stock Exchange and the distributions declared by us.

                                                                    DISTRIBUTIONS
                                              HIGH         LOW        DECLARED
                                             -------      -------   -------------
First Quarter 1999                           $20.250      $17.500      $0.40
Second Quarter 1999                          $20.188      $17.375      $0.40
Third Quarter 1999                           $20.188      $17.063      $0.40
Fourth Quarter 1999                          $18.250      $15.125      $0.40
First Quarter 2000                           $19.125      $16.625      $0.42
Second Quarter 2000                          $20.125      $18.750      $0.42
Third Quarter 2000                           $20.938      $19.000      $0.42
Fourth Quarter 2000  (special dividend)      $22.750      $19.813      $0.28

        In the fourth quarter 2000, we declared and paid a special, two-month dividend of $0.28 a share to stockholders of record before the merger with Western was completed. The special dividend addressed the two-month shift in timing for the payment of our normal quarterly dividend in future periods. All distributions will be made by us at the discretion of our board of directors and will depend upon our earnings, our financial condition and any other factors our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to REITs under the Internal Revenue Code, the Company is required to make distributions to holders of its shares in an amount at least equal to 95%, or, for taxable years beginning after December 31, 2000, 90%, of the Company's "real estate investment trust taxable income," as defined in
Section 857 of the Internal Revenue Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected financial data for the Company on a historical basis. The following data should be read in connection with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.


                    SELECTED CONSOLIDATED FINANCIAL DATA(1)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                          2000          1999         1998          1997        1996
                                                        --------      --------      -------      -------      -------
STATEMENTS OF INCOME DATA:
Total revenue                                           $120,493      $101,062      $79,253      $46,710      $35,623
Operating and general and administrative                  28,884        25,513       19,765       14,216       12,766
   expenses
Merger related expenses                                    3,204            --           --           --           --
Depreciation and amortization                             20,374        17,476       14,298        8,928        7,693
Interest expense                                          32,112        23,939       18,295       14,057       14,671
Income before extraordinary item                          33,800        32,576       26,634        9,356          449
Net income                                                33,800        32,576       26,634        8,313          449
Per share data:
     Income before extraordinary item--diluted(2)           1.48          1.54         1.35         0.55           --
     Net income--diluted(2)                                 1.48          1.54         1.35         0.49           --
     Distributions declared                                 1.54          1.60         1.52         0.58           --


                                                                   AS OF DECEMBER 31,
                                          ------------------------------------------------------------------
                                            2000           1999           1998          1997          1996
                                          ----------      --------      --------      --------      --------
BALANCE SHEET DATA:
Properties, net                           $1,194,824      $748,061      $667,478      $455,514      $264,017
Total assets                               1,297,690       784,537       705,541       487,220       293,186
Notes payable                                233,911       228,490       144,024       108,316       192,915
Line of credit and term loan payable         267,650       128,800       138,500        62,450            --
Senior notes                                 124,850            --            --            --            --
Advances from related party                       --            --            --            --        32,113
Minority interests                            41,754        23,347        17,318         1,521         1,539
Stockholders' equity                         606,998       381,866       383,088       301,055            --
Owner's equity                                    --            --            --            --        61,808

(1) The financial data as of the dates and for the periods prior to August 13, 1997 represents the combined financial data of predecessor entities prior to the registrant's initial public offering.

(2) The 1997 data is calculated as if the shares were outstanding for the entire year based on the diluted number of shares assumed to be outstanding. There were no outstanding shares of common stock in 1996 and therefore the information is not relevant or included here.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

        The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of our stock, financial performance and operations of our shopping centers, real estate conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions, changes in the availability of additional acquisitions, changes in local or national economic conditions, and other risks detailed from time to time in reports filed with the Securities and Exchange Commission.

OVERVIEW

        The following discussion should be read in connection with the consolidated financial statements of Pan Pacific Retail Properties, Inc. and our subsidiaries, and the notes thereto, appearing elsewhere in this report.

        On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged into newly issued Company common shares and operating partnership units, based upon a fixed exchange ratio of 0.62. As a result, we issued 10,754,256 shares of our common stock to holders of Western common shares and are obligated to issue 911,934 shares of our common stock upon the exchange of operating partnership units held by limited partners of Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., and Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P. In connection with this transaction, we assumed $135,000,000 of Western's debt obligations.

        We receive income primarily from rental revenue from shopping center properties, including recoveries from tenants. Primarily as a result of our acquisition program, including the acquisition of Western which included interests in 50 shopping centers, the financial data show increases in total revenue from period to period.

        We have experienced economies of scale as we have grown our portfolio from 25 properties in August 1997 to 110 properties at December 31, 2000. For example, in 2000, 1999 and 1998, we experienced lower overhead costs as a percentage of total revenue as compared to 1997 and 1996. For the years ended December 31, 2000, 1999 and 1998, general and administrative expenses, as a percentage of total revenue were 4.2%, 5.3% and 5.2%, respectively. This compares favorably with the years ended December 31, 1997 and 1996, where this same ratio was 8.4% and 9.2%, respectively. Another example of economies of scale is the reduction in operating expenses on a square foot basis. For example, during the year ended December 31, 2000, we owned properties comprising a weighted average gross leasable area of 8,800,000 square feet. Total expenses, excluding interest, depreciation and amortization and non-recurring merger related expenses for the year ended December 31, 2000 were $28,884,000 or $3.28 per square foot. During the year ended December 31, 1999, we owned properties comprising a weighted average gross leasable area of 7,640,000 square feet. Total expenses, excluding interest and depreciation and amortization for the year ended December 31, 1999 were $25,513,000 or $3.34 per square foot. During the year ended December 31, 1998, we owned properties comprising a weighted average gross leasable area of 6,026,000 square feet. Total expenses, excluding interest and depreciation and amortization for the year ended December 31, 1998 were $19,765,000 or $3.28 per square foot. These expense rates per square foot compare favorably with the same calculations for the years ended December 31, 1997 and 1996 where the rates per square foot were $3.97 and $4.38, respectively. We anticipate there will be continued benefits in the future due to these economies of scale, particularly in light of our acquisition of Western.

        We expect that the more significant part of our revenue growth in the next year or two will come from additional acquisitions, rent increases from re-leasing and re-tenanting initiatives of the assets acquired in the Western acquisition and the benefit of the stabilization of other properties acquired during 2000.

RESULTS OF OPERATIONS

        Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

        Total revenue increased by $19,431,000 or 19.2% to $120,493,000 from $101,062,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999.

        Rental revenue increased by $14,606,000 or 18.2% to $94,743,000 from $80,137,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase in rental revenue resulted principally from six property acquisitions in 1999, three property acquisitions in 2000 and the acquisition of Western in November 2000.

        Recoveries from tenants increased by $3,755,000 or 21.0% to $21,648,000 from $17,893,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999. This increase resulted primarily from the 1999 and 2000 acquisitions. Recoveries from tenants were 93.2% of property operating expenses and property taxes for the year ended December 31, 2000 compared to 89.7% of the same expenses for the same period in 1999.

        Property operating expenses increased by $1,734,000 or 13.8% to $14,285,000 from $12,551,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase in property operating expenses was primarily attributable to the 1999 and 2000 acquisitions. Property taxes increased by $1,539,000 or 20.8% to $8,938,000 from $7,399,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase in property taxes was also primarily the result of the 1999 and 2000 acquisitions.

        Depreciation and amortization increased by $2,898,000 or 16.6% to $20,374,000 from $17,476,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999. This was primarily due to the 1999 and 2000 acquisitions.

        Interest expense increased by $8,173,000 or 34.1% to $32,112,000 from $23,939,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily as a result of interest expense relating to amounts drawn on our unsecured credit facility and Term Credit Agreement to finance the 1999 and 2000 acquisitions, interest expense on the fixed-rate mortgage assumed related to Rancho Las Palmas in the third quarter of 1999 and interest expense on the fixed-rate mortgage on Lakewood Village which was assumed as part of the Western acquisition in November 2000. Interest expense also increased as a result of an increase in the LIBOR component of the borrowing cost on our unsecured credit facility over the comparable period in 1999.

        General and administrative expenses decreased by $210,000 or 4.0% to $5,105,000 from $5,315,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999. This decrease was primarily attributable to one-time executive severance costs recorded in 1999 and an increase in internal capitalized leasing costs recorded in 2000, which offset related general and administrative expenses, offset by annual compensation increases in 2000. As a percentage of total revenue, general and administrative expenses were 4.2% for the year ended December 31, 2000 and 5.3% for the year ended December 31, 1999.

        Merger related expenses were incurred during 2000 in connection with the acquisition of Western. The Company incurred approximately $3,200,000 of these expenses which are non-recurring.

        The following table compares the operating data for the 52 properties ("Same Properties") that were owned and in operation for the entirety of both years ended December 31, 2000 and 1999:

                                                            2000             1999
                                                         -----------      -----------
Revenue:
   Rental                                                $77,434,000      $75,473,000
   Recoveries from tenants                                17,546,000       16,746,000
   Operating income from unconsolidated partnership          324,000          349,000
   Other                                                   2,119,000        1,610,000
                                                         -----------      -----------
                                                         $97,423,000      $94,178,000
Operating expenses:
   Property operating and property taxes                  18,788,000       18,678,000
                                                         -----------      -----------
Operating income                                         $78,635,000      $75,500,000
                                                         ===========      ===========

        Operating income for the Same Properties for the year ended December 31, 2000 increased over the same period in the prior year by $3,135,000, or 4.2%. This increase was attributable primarily to increased rental revenue of $1,961,000 due to increases in rental rates at Creekside Center, Green Valley Town & Country, Mira Loma Shopping Center, Monterey Plaza, Olympia West Center and Pioneer Plaza, as well as increases in occupancy at Claremont Village Plaza, Olympia Square, Oregon Trail Shopping Center, Panther Lake, Sandy Marketplace and Sunset Square. Recoveries from tenants increased by $800,000, while property operating and property tax expense only increased by $110,000. The increase in recoveries from tenants over the increase in related expenses is due to increases in occupancy during the year and stronger recovery language in our leases. Other income increased over the prior year by $509,000 due to a termination fee received at Chino Town Square.

        Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998.

        Total revenue increased by $21,809,000 or 27.5% to $101,062,000 from $79,253,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998.

        Rental revenue increased by $16,924,000 or 26.8% to $80,137,000 from $63,213,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in rental revenue resulted principally from the acquisition of San Dimas Marketplace and Bear Creek Plaza in January 1998; Milwaukie Marketplace, Pioneer Plaza, Powell Valley Junction and Shute Park Plaza in February 1998; Manteca Marketplace in March 1998; a 24 Hour Fitness building, Panther Lake Shopping Center and Creekside Center in April 1998; Westwood Village Shopping Center and Fashion Faire Shopping Center in May 1998; Pacific Commons Shopping Center in June 1998; Oregon Trail Shopping Center, Hermiston Plaza and Hood River Center in October 1998; Sandy Marketplace, Southgate Center, Oregon City Shopping Center, Sunset Mall, Mira Loma Shopping Center and Glen Cove Center in November 1998; the remaining 50% interest in Melrose Village Plaza in January 1999; Auburn North Shopping Center in March 1999; Marina Village in April 1999; Canyon Square Plaza and Rancho Las Palmas Retail Center in September 1999; and The Shops at Lincoln School and Albany Plaza in October 1999.

        Recoveries from tenants increased by $4,165,000 or 30.3% to $17,893,000 from $13,728,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase resulted primarily from our 1998 and 1999 acquisitions. Recoveries from tenants were 89.7% of property operating expenses and property taxes for the year ended December 31, 1999 compared to 88.3% of the same expenses for the same period in 1998.

        Property operating expenses increased by $2,738,000 or 27.9% to $12,551,000 from $9,813,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in property operating expenses was primarily attributable to our 1998 and 1999 acquisitions. Property taxes increased by $1,664,000 or 29.0% to $7,399,000 from $5,735,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in property taxes was also primarily the result of our 1998 and 1999 acquisitions.

        Depreciation and amortization increased by $3,178,000 or 22.2% to $17,476,000 from $14,298,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998. This was primarily due to our 1998 and 1999 acquisitions.

        Interest expense increased by $5,644,000 or 30.9% to $23,939,000 from $18,295,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily as a result of interest expense relating to amounts drawn on our unsecured credit facility to finance acquisitions, interest expense on the fixed-rate mortgage assumed related to Westwood Village Shopping Center in the second quarter of 1998, interest expense on the fixed-rate mortgages assumed related to Sunset Mall, Oregon City Shopping Center, Sandy Marketplace and Southgate Center in the fourth quarter of 1998 and interest expense on the fixed-rate mortgage assumed related to Rancho Las Palmas Retail Center in the third quarter of 1999. Interest expense also increased as a result of the secured financings on Rainbow Promenade, San Dimas Marketplace, Melrose Village Plaza, Monterey Plaza, Tustin Heights Shopping Center and Tanasbourne Village completed in June and July 1999. Although the proceeds were used to pay down our unsecured credit facility, the fixed interest rates on the secured financings were greater than our variable-rate borrowings under our unsecured credit facility. These increases were offset by a decrease in interest expense related to the repayment of debt of approximately $82,000,000 in May 1998 in connection with our secondary offering of common stock.

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

FUNDS FROM OPERATIONS

        The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. We compute Funds from Operations in accordance with standards established by the White Paper. The Company's computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, therefore, may not be comparable to these other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. NAREIT's clarification to the definition of Funds from Operations, which became effective January 1, 2000, had no impact on our calculation of Funds from Operations.

        The following table presents our Funds from Operations for the years ended December 31, 2000, 1999 and 1998:

                                         DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                            2000               1999                1998
                                         ------------       ------------       ------------
Net income                               $ 33,800,000       $ 32,576,000       $ 26,634,000
Add:
   Depreciation and amortization           20,374,000         17,476,000         14,298,000
   Depreciation of unconsolidated
      partnerships                             21,000              8,000            211,000
   Depreciation of non-real estate
      corporate assets                       (428,000)          (392,000)          (220,000)
   Operating subsidiary minority
      interests                             2,106,000          1,530,000            211,000
   Provision for loss on impairment           250,000                  -                  -
Less:
   Net gain on sale of real estate                  -           (400,000)                 -
                                         ------------       ------------       ------------
Funds from Operations                    $ 56,123,000       $ 50,798,000       $ 41,134,000
                                         ============       ============       ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                     24,000,935         22,122,659         19,662,622

CASH FLOWS

        Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

        Net cash provided by operating activities increased by $9,125,000 to $55,865,000 for the year ended December 31, 2000, as compared to $46,740,000 for the year ended December 31, 1999. The increase was primarily the result of an increase in operating income due to property acquisitions and an increase in accounts payable, accrued expenses and other liabilities.

        Net cash used in investing activities decreased by $3,698,000 to $73,973,000 for the year ended December 31, 2000, compared to $77,671,000 for the year ended December 31, 1999. The decrease was primarily the result of a reduction in acquisitions of and additions to operating properties and a decrease in proceeds from sale of real estate offset by an increase in other assets and cash expended on the acquisition of Western.

        Net cash provided by financing activities decreased by $10,657,000 to $18,612,000 for the year ended December 31, 2000, compared to $29,269,000 for the year ended December 31, 1999. The decrease primarily resulted from an increase in line of credit payments and a decrease in notes payable proceeds offset by an increase in line of credit and term loan proceeds.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our total market capitalization at December 31, 2000, was approximately $1,388,015,000, based on the market closing price of our common stock at December 31, 2000 of $22.3125 per share (assuming the conversion of 2,059,139 operating subsidiary units) and the debt outstanding of approximately $626,411,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 45.1% at December 31, 2000. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, we may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of its common stock. Accordingly, we may increase or decrease its debt to market capitalization ratio beyond the limit described above.

        In connection with our acquisition of Western in November 2000, we entered into a new financing arrangement including a $300,000,000 Revolving Credit Agreement and a $100,000,000 Term Credit Agreement. The Revolving Credit Agreement matures in January 2004 and the Term Credit Agreement matures in November 2001. At December 31, 2000, we had $132,350,000 available under our Revolving Credit Agreement and the full amount of the Term Credit Agreement had been drawn. At our option, amounts borrowed under the Revolving Credit Agreement bear interest at either LIBOR plus 1.10% or a reference rate. At our option, amounts borrowed under the Term Credit Agreement bear interest at either LIBOR plus 1.20% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under the Revolving Credit Agreement and the Term Credit Agreement at December 31, 2000 were 7.89% and 7.99%, respectively. We will continue to use the Revolving Credit Agreement to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes.

        During 1999, we completed a number of financing transactions. At the end of the second quarter, we closed a $35,000,000 financing transaction evidenced by notes, bearing interest at 7.2%, due in July 2006 and secured by deeds of trust on two properties, Rainbow Promenade and San Dimas Marketplace. At the beginning of the third quarter, we closed a second financing transaction for $56,300,000 evidenced by notes, bearing interest at 7.1%, due in August 2009 and secured by deeds of trust on four properties, Melrose Village Plaza, Monterey Plaza, Tustin Heights Shopping Center and Tanasbourne Village. The proceeds were used to pay down our unsecured credit facility.

        Also in the third quarter of 1999, we formed Pan Pacific (Rancho Las Palmas), LLC and Pan Pacific (RLP), Inc. in connection with the acquisition of Rancho Las Palmas. As part of the acquisition, and in exchange for an interest in the asset contributed to Pan Pacific (Rancho Las Palmas) by an individual, 314,587 units in Pan Pacific (Rancho Las Palmas) were issued.

        In the fourth quarter of 1999, we entered into a loan modification agreement with the lender on Chino Town Square. The loan was set to mature in March of 2000. Pursuant to the terms of the loan modification agreement the maturity date was extended to January 2010 and the interest rate was reduced from 8.00% to 7.72%. At December 31, 2000, 90 of our 110 properties remain unencumbered.

        Our indebtedness outstanding at December 31, 2000 requires balloon payments of $100,000,000 in 2001, $230,392,000 in 2004, $7,395,000 in 2005,
$55,520,000 in 2006, $74,644,000 in 2007, $25,000,000 in 2008, $46,355,000 in
2009, $48,191,000 in 2010 and $5,836,000 in 2012. The balloon payment due in the year 2001 represents the balance drawn on the Term Credit Agreement at December 31, 2000 of $100,000,000. The balloon payments due in the year 2004 include the balance drawn on the Revolving Credit Agreement at December 31, 2000 of $167,650,000. With regard to the balloon payments noted above, it is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

        We expect to make distributions from net cash provided by operations. Operating cash flows in excess of amounts to be used for distributions will be invested by us primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or will be used to pay down outstanding balances on our Revolving Credit Agreement, if any.

        The following table provides historical distribution information for the three years ended December 31, 2000:

                                                                                                        Distribution
Quarter Ended                  Date Declared               Record Date               Date Paid           Per Share
-------------                  -------------               -----------               ---------          ------------
March 31, 1998               March 17, 1998             March 31, 1998           April 17, 1998            $0.3800
June 30, 1998                June 19, 1998              June 30, 1998            July 17, 1998             $0.3800
September 30, 1998           September 11, 1998         October 5, 1998          October 21, 1998          $0.3800
December 31, 1998            December 8, 1998           December 22, 1998        January 20, 1999          $0.3800
March 31, 1999               February 10, 1999          March 17, 1999           April 16, 1999            $0.4000
June 30, 1999                June 15, 1999              June 28, 1999            July 16, 1999             $0.4000
September 30, 1999           September 9, 1999          September 24, 1999       October 22, 1999          $0.4000
December 31, 1999            December 9, 1999           December 22, 1999        January 21, 2000          $0.4000
March 31, 2000               February 9, 2000           March 17, 2000           April 14, 2000            $0.4200
June 30, 2000                June 13, 2000              June 26, 2000            July 21, 2000             $0.4200
September 30, 2000           September 15, 2000         September 25, 2000       October 20, 2000          $0.4200
December 31, 2000            October 30, 2000           November 3, 2000         November 15, 2000         $0.2800

        During the fourth quarter of 2000 we distributed a special, two-month dividend of $0.28 a share. This dividend was in connection with the Western acquisition, and was paid to our stockholders of record before the merger transaction was closed to address the two-month shift in timing for the payment of our normal quarterly dividend in future periods.

        We expect to meet our short-term liquidity requirements generally through our current working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make the distributions necessary to enable us to continue to qualify as a REIT. We also believe that the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs for the foreseeable future.

        We expect to meet certain long-term liquidity requirements such as property acquisition and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under the Revolving Credit Facility to finance acquisition and development activities and capital improvements on an interim basis.

INFLATION

        Substantially all of the leases provide for the recovery of real estate taxes and operating expenses incurred by us. In addition, many of the leases provide for fixed base rent increases or indexed escalations (based on the consumer price index or other measures) and percentage rent. We believe that inflationary increases in expenses will be substantially offset by expense reimbursements, contractual rent increases and percentage rent described above.

        The Revolving Credit Agreement and Term Credit Agreement bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to interest rate changes primarily as a result of our credit agreements and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instrument at December 31, 2000. We do not enter into derivative or interest rate transactions for speculative or trading purposes.

        Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                        Fair
                                   2001        2002       2003       2004        2005      Thereafter     Total       Value(2)
                                 -------      ------     ------     -------     -------    ----------    --------     --------
Fixed-rate debt (1)              $ 3,925      $4,202     $4,542     $ 67,315    $12,164     $265,195     $357,343     $357,962
Average interest rate               7.61%      7.61%      7.61%        7.77%      7.71%        7.56%        7.61%        7.96%

Variable-rate LIBOR debt (1)     $100,000        --         --      $167,650        --           --      $267,650     $267,650
Average interest rate               7.99%        --         --         7.89%        --           --         7.93%        7.93%

(1) Principal amounts shown are in thousands.

(2) The fair value of fixed-rate debt and variable-rate LIBOR debt were determined based on the current rates offered for fixed-rate debt and variable-rate LIBOR debt with similar risks and maturities.

        The table incorporates only those exposures that exist as of December 31, 2000, and does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our interest rate fluctuations will depend on the exposures that arise during the period and interest rates.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

        Certain information required by Part III is omitted from this annual report on Form 10-K in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held in May 2001 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Financial Statements and Schedules

        The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K.

        1. Consolidated Financial Statements:


                                                                        Page (s)
                                                                        --------
Independent Auditors' Report.......................................       F-1
Consolidated Balance Sheets as of December 31, 2000
   and 1999........................................................       F-2
Consolidated Statements of Income for the years ended
   December 31, 2000, 1999 and 1998................................       F-3
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000, 1999 and 1998................................       F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998................................       F-5
Notes to Consolidated Financial Statements.........................       F-7

2. Consolidated Financial Statement Schedule:

Schedule III--Properties and Accumulated Depreciation..............       F-19

Exhibits
Exhibit No.                              Description
-----------    -----------------------------------------------------------------
   3.1         Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.'s
               Registration Statement on Form S-11 (Registration No. 333-28715)
               and incorporated herein by reference)

   3.2         Amended and Restated Bylaws of the Company (previously filed as
               Exhibit 3.2 to Pan Pacific Retail Properties, Inc.'s Registration
               Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   4.1         Form of Certificate of Common Stock (previously filed as Exhibit
               4.1 to Pan Pacific Retail Properties, Inc.'s Registration
               Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

   4.2 Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust's Registration
               Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by this reference)

   4.3         Form of Senior Notes (previously filed as Exhibit 4.1 to Western
               Properties Trust's Registration Statement on Form S-3
               (Registration No. 333-32721) and incorporated herein by this reference)

   4.4 Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties
               Trust's Form 8-K dated September 24, 1997, and incorporated herein by this reference)

   4.5 Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties
               Trust's Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

   4.6 Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties
               Trust's Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

   4.7         Form of Supplemental Indenture relating to the assumption by Pan
               Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.'s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

   4.8         Form of Indenture relating to the 7.875% Senior Notes due 2004
               (previously filed as Exhibit 4.2 to Western Properties Trust
               Registration Statement on Form S-3 (Registration No. 333-71270) and incorporated herein by reference)

   4.9         Form of Supplemental Indenture relating to the assumption by Pan
               Pacific Retail Properties, Inc. of the Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.9 to
               Pan Pacific Retail Properties, Inc.'s Registration Statement on
               Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

  10.1         Form of Restricted Stock Agreement between the Company and Mr.
               Stuart A. Tanz (previously filed as Exhibit 10.1 to Pan Pacific
               Retail Properties, Inc.'s filing on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

Exhibits
Exhibit No.                              Description
-----------    -----------------------------------------------------------------
  10.2         The 1997 Stock Option and Incentive Plan of Pan Pacific Retail
               Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific
               Retail Properties, Inc.'s Registration Statement on Form S-11
               (Registration No. 333-28715) and incorporated herein by
               reference)

  10.3         The 2000 Stock Incentive Plan of Pan Pacific Retail Properties,
               Inc. (previously filed as Appendix A to Pan Pacific Retail
               Properties, Inc.'s Proxy Statement for the 2000 Annual Meeting of
               Stockholders)

  10.4         Form of Officers and Directors Indemnification Agreement
               (previously filed as Exhibit 10.2 to Pan Pacific Retail
               Properties, Inc.'s Registration Statement on Form S-11
               Registration No. 333-28715) and incorporated herein by reference)

  10.5         Amended and Restated Employment Agreement, dated as of August 14,
               2000, between Pan Pacific Retail Properties, Inc. and Mr. Stuart
               A. Tanz (previously filed as Exhibit 10.5 to Pan Pacific Retail
               Properties, Inc.'s Registration Statement on Form S-4
               (Registration No. 333-45944) and incorporated herein by reference)

  10.6         Employment Agreement, dated as of October 11, 1999, between Pan
               Pacific Retail Properties, Inc. and Mr. Joseph B. Tyson
               (previously filed as Exhibit 10.6 to Pan Pacific Retail
               Properties, Inc.'s Registration Statement on Form S-4
               (Registration No. 333- 45944) and incorporated herein by reference)

  10.7         Amended and Restated Employment Agreement, dated as of August 14,
               2000, between Pan Pacific Retail Properties, Inc. and Mr. Jeffrey
               S. Stauffer (previously filed as Exhibit 10.7 to Pan Pacific
               Retail Properties, Inc.'s Registration Statement on Form S-4
               (Registration No. 333-45944) and incorporated herein by reference)

  10.8         Form of Miscellaneous Rights Agreement (previously filed as
               Exhibit 10.6 to Pan Pacific Retail Properties, Inc.'s
               Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

  10.9         Form of Non-Competition Agreement (previously filed as Exhibit
               10.7 to Pan Pacific Retail Properties, Inc.'s Registration
               Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

  10.10 Revolving Credit Agreement, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, First Union National Bank, as
               Syndication Agent, and U.S. Bank, National Association, as
               Documentation Agent, Dresdner Bank AG, New York and Grand Cayman
               Branches, Guaranty Federal Banks, F.S.B., as Co- Agent and Wells
               Fargo Bank, N.A., as Co-Agent (previously filed as Exhibit 10.9 to Pan Pacific Retail Properties, Inc.'s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

  10.11 Term Credit Agreement, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.10 to Pan
               Pacific Retail Properties, Inc.'s Registration Statement on Form
               S-3 (Registration No. 333- 51230) and incorporated herein by reference)

Exhibits
Exhibit No.                              Description
-----------    -----------------------------------------------------------------
  10.12        Member's Interest Purchase Agreement, dated as of August 13,
               1999, by and among Pan Pacific Retail Properties, Inc., Pan
               Pacific (RLP), Inc. and Stanley W. Gribble (previously filed as
               Exhibit 10.15 to Pan Pacific Retail Properties, Inc.'s
               Registration Statement on Form S-4 (Registration No. 333-45944)
               and incorporated herein by reference)

  10.13        Loan Assumption and Modification Agreement, dated as of September
               23, 1999, by and between Pan Pacific Retail Properties, Inc. and
               La Salle National Bank (previously filed as Exhibit 10.16 to Pan
               Pacific Retail Properties, Inc.'s Registration Statement on Form
               S-4 (Registration No. 333-45944) and incorporated herein by reference)

  10.14 Operating Agreement of Pan Pacific (Rancho Las Palmas), LLC, dated as of September 23, 1999 (previously filed as Exhibit 10.17 to Pan Pacific Retail Properties, Inc.'s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

  10.15        Contribution Agreement and Escrow Instructions, dated as of
               August 13, 1999, by and between Pan Pacific Retail Properties,
               Inc. and Ranch Las Palmas Center Associates (previously filed as
               Exhibit 10.18 to Pan Pacific Retail Properties, Inc.'s
               Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

  21.1         Subsidiaries of the Registrant

  23.1         Consent of KPMG LLP


        (b) Reports on Form 8-K.

               1. A form 8-K was filed on August 23, 2000 for purposes of reporting that Pan Pacific Retail Properties, Inc. and Western Properties Trust had entered into an Agreement and Plan of Merger.

               2. A Form 8-K was filed on October 6, 2000 for purposes of reporting information prepared by Pan Pacific Retail Properties, Inc.'s management relating to the proposed merger of WPT, Inc., successor in interest to Western Properties Trust immediately prior to the merger, with and into Pan Pacific Retail Properties, Inc.

               3. A Form 8-K was filed on November 28, 2000 for purposes of reporting that the proposed merger of WPT, Inc. (successor to Western Properties Trust) with and into Pan Pacific Retail Properties, Inc. was completed on November 13, 2000.

                     In addition, it was reported that in connection with the closing of the merger, Pan Pacific assumed Western Properties Trust's obligations under its unsecured senior notes.

                     Further, certain historical and pro forma financial information was incorporated by reference.

               4. A Form 8-K was filed on December 21, 2000 for purposes of reporting certain operational and other information about Pan Pacific Retail Properties, Inc. after the closing of the merger with Western Properties Trust. Included in the disclosure was information concerning a shareholder lawsuit which was filed on November 8, 2000. A copy of the complaint was included.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2001.

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

            SIGNATURE                              TITLE                                DATE
            ---------                              -----                                ----
       /s/ Stuart A. Tanz            Director, Chairman, Chief Executive           March 16, 2001
--------------------------------     Officer and President
         Stuart A. Tanz


       /s/ Joseph B. Tyson           Executive Vice President, Chief Financial     March 16, 2001
--------------------------------     Officer, Treasurer and Secretary
      Joseph B. Tyson, CPA


       /s/ Laurie A. Sneve           Vice President and Controller                 March 16, 2001
--------------------------------
      Laurie A. Sneve, CPA


      /s/ Paul D. Campbell           Director                                      March 16, 2001
--------------------------------
        Paul D. Campbell


        /s/ Mark J. Riedy            Director                                      March 16, 2001
--------------------------------
          Mark J. Riedy


     /s/ Bernard M. Feldman          Director                                      March 16, 2001
--------------------------------
       Bernard M. Feldman


       /s/ David P. Zimel            Director                                      March 16, 2001
--------------------------------
         David P. Zimel


      /s/ Joseph P. Colmery          Director                                      March 16, 2001
--------------------------------
        Joseph P. Colmery


       /s/ James L. Stell            Director                                      March 16, 2001
--------------------------------
         James L. Stell

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Pan Pacific Retail Properties, Inc.:

        We have audited the accompanying consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

San Diego, California
February 9, 2001

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               DECEMBER 31,     DECEMBER 31,
ASSETS:                                                                            2000             1999
                                                                               ------------     ------------
Properties, at cost:
   Land                                                                         $   350,604      $ 209,071
   Buildings and improvements (including related party development and
     acquisition fees of $1,235)                                                    887,353        569,519
   Tenant improvements                                                               30,762         26,496
                                                                                -----------      ---------
                                                                                  1,268,719        805,086
   Less accumulated depreciation and amortization                                   (73,895)       (57,025)
                                                                                -----------      ---------
                                                                                  1,194,824        748,061

Investments in unconsolidated partnerships                                            6,816          1,496
Cash and cash equivalents                                                             1,601          1,097
Restricted cash                                                                         331            592
Accounts receivable (net of allowance for doubtful accounts of
   $1,404 and $608, respectively)                                                     7,107          3,295
Accrued rent receivable (net of allowance for doubtful accounts of
   $1,588 and $1,377, respectively)                                                  14,288         12,391
Notes receivable                                                                     37,944          3,043
Deferred lease commissions (including unamortized related party amounts of
   $2,978 and $2,396, respectively, and net of accumulated
   amortization of $2,415 and $2,281, respectively)                                   4,836          3,943
Prepaid expenses                                                                      9,133          7,987
Other assets                                                                         20,810          2,632
                                                                                ===========      =========
                                                                                $ 1,297,690      $ 784,537
                                                                                ===========      =========

LIABILITIES AND EQUITY:
Notes payable                                                                   $   233,911      $ 228,490
Line of credit and term loan payable                                                267,650        128,800
Senior notes                                                                        124,850             --
Accounts payable, accrued expenses and other liabilities (including related
   party amounts of $663 and $404, respectively)                                     22,527         13,074
Distributions payable (including related party amount of $4,323)                         --          8,960
                                                                                -----------      ---------
                                                                                    648,938        379,324
Minority interests                                                                   41,754         23,347
                                                                                -----------      ---------

Stockholders' equity:
   Common stock par value $.01 per share, 100,000,000 authorized shares,
      32,074,368 and 21,252,512 shares issued and outstanding
      at December 31, 2000 and 1999, respectively                                       321            213
   Paid in capital in excess of par value                                           705,265        481,312
   Accumulated deficit                                                              (98,588)       (99,659)
                                                                                -----------      ---------
                                                                                    606,998        381,866
                                                                                -----------      ---------
                                                                                $ 1,297,690      $ 784,537
                                                                                ===========      =========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                --------------------------------------
                                                  2000           1999           1998
                                                ---------      ---------      --------
REVENUE:
    Base rent                                   $  93,990      $  79,377      $ 62,585
    Percentage rent                                   753            760           628
    Recoveries from tenants                        21,648         17,893        13,728
    Net gain on sale of real estate                    --            400            --
    Income from unconsolidated partnerships           364            341           737
    Other                                           3,738          2,291         1,575
                                                ---------      ---------      --------
                                                  120,493        101,062        79,253
                                                ---------      ---------      --------

EXPENSES:
    Property operating                             14,285         12,551         9,813
    Property taxes                                  8,938          7,399         5,735
    Depreciation and amortization                  20,374         17,476        14,298
    Interest                                       32,112         23,939        18,295
    General and administrative                      5,105          5,315         4,109
    Merger related expenses                         3,204             --            --
    Other                                             556            248           108
                                                ---------      ---------      --------
                                                   84,574         66,928        52,358
                                                ---------      ---------      --------

INCOME BEFORE MINORITY INTERESTS                   35,919         34,134        26,895
    Minority interests                             (2,119)        (1,558)         (261)
                                                ---------      ---------      --------


NET INCOME                                      $  33,800      $  32,576      $ 26,634
                                                =========      =========      ========

Basic earnings per share                        $    1.49      $    1.54      $   1.37
Diluted earnings per share                      $    1.48      $    1.54      $   1.35


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             PAID IN
                                                    COMMON STOCK            CAPITAL IN
                                              -----------------------       EXCESS OF      ACCUMULATED
                                                SHARES        AMOUNT        PAR VALUE        DEFICIT           TOTAL
                                              ----------      ------        ----------     -----------       ---------
Balance at December 31, 1997                  16,814,012        $168        $395,313        $(94,426)        $ 301,055
Net proceeds from secondary offering           4,348,000          44          85,869              --            85,913
Net income                                            --          --              --          26,634            26,634
Cash distributions paid and declared                  --          --              --         (30,514)          (30,514)
                                              ----------        ----        --------        --------         ---------
Balance at December 31, 1998                  21,162,012         212         481,182         (98,306)          383,088
Restricted stock awards                           90,500           1             130              --               131
Net income                                            --          --              --          32,576            32,576
Cash distributions paid and declared                  --          --              --         (33,929)          (33,929)
                                              ----------        ----        --------        --------         ---------
Balance at December 31, 1999                  21,252,512         213         481,312         (99,659)          381,866
Vesting of restricted stock                           --          --           1,615              --             1,615
Stock issued in acquisition of Western        10,754,256         107         221,027              --           221,134
Stock grant                                        6,000          --             120              --               120
Options exercised                                 61,600           1           1,191              --             1,192
Net income                                            --          --              --          33,800            33,800
Cash distributions paid and declared                  --          --              --         (32,729)          (32,729)
                                              ----------        ----        --------        --------         ---------
Balance at December 31, 2000                  32,074,368        $321        $705,265        $(98,588)        $ 606,998
                                              ==========        ====        ========        ========         =========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                  ---------------------------------------------
                                                                    2000              1999              1998
                                                                  ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  33,800         $  32,576         $  26,634
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                   20,374            17,476            14,298
     Amortization of prepaid financing costs                            700               707               697
     Net gain on sale of real estate                                     --              (400)               --
     Income from unconsolidated partnerships                           (364)             (341)             (737)
     Minority interests                                               2,119             1,558               261
     Vesting of restricted stock                                      1,615                --                --
     Stock grant                                                        120                --                --
     Changes in assets and liabilities, net of the
      effects of the acquisition of Western:
        Decrease (increase) in restricted cash                          261               320              (251)
        Increase in accounts receivable                              (2,230)             (337)           (1,332)
        Increase in accrued rent receivable                          (1,897)           (2,748)           (2,023)
        Increase in deferred lease commissions                       (1,757)           (1,785)           (1,039)
        Increase in prepaid expenses                                   (505)             (732)           (1,480)
        Increase in other assets                                     (1,569)             (948)             (609)
        Increase in accounts payable, accrued expenses
          and other liabilities                                       5,198             1,394             4,944
                                                                  ---------         ---------         ---------
          Net cash provided by operating activities                  55,865            46,740            39,363
                                                                  ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of and additions to operating properties          (49,913)          (81,219)         (169,140)
     Proceeds from sale of real estate                                  198            12,915                --
     Increase (decrease) in construction accounts payable
       and accrued expenses                                             116            (2,573)            1,656
     Distributions from unconsolidated partnerships                     355                84               712
     Acquisition of Western                                         (14,371)               --                --
     Acquisition of interest in unconsolidated partnership               --            (7,163)               --
     Acquisition of minority interests                                 (570)             (204)             (160)
     Increase in other assets                                       (13,339)             (841)               --
     Collections of notes receivable                                  6,224             1,599               113
     Increases in notes receivable                                   (2,673)             (269)             (144)
                                                                  ---------         ---------         ---------
          Net cash used in investing activities                     (73,973)          (77,671)         (166,963)
                                                                  ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit and term loan proceeds                          346,260           106,962           177,101
     Line of credit payments                                       (279,910)         (116,662)         (101,051)
     Notes payable proceeds                                              --            91,300                --
     Notes payable payments                                          (4,207)          (14,949)           (2,479)
     Prepaid financing costs                                         (1,267)           (2,719)             (601)
     Refunds from loan escrow                                            --                --                43
     Issuance of common stock                                         1,192                --            85,913
     Distributions paid                                             (43,456)          (34,663)          (28,567)
                                                                  ---------         ---------         ---------
          Net cash provided by financing activities                  18,612            29,269           130,359
                                                                  ---------         ---------         ---------
NET INCREASE/(DECREASE) IN CASH AND CASH                                504            (1,662)            2,759
   EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        1,097             2,759                --
                                                                  =========         =========         =========
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   1,601         $   1,097         $   2,759
                                                                  =========         =========         =========

                                                                     (Continued)

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                                    FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                           --------------------------------------
                                                                             2000           1999           1998
                                                                           --------        -------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for interest (net of amounts capitalized of                 $ 30,699        $22,995        $17,539
        $202, $231 and $286, respectively)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Transfer from investment in unconsolidated partnerships
        to property                                                        $     --        $15,775        $    --
     Transfer of acquisition deposits from other assets to property        $     --        $    --        $ 1,465
     Notes receivable issued upon sales of property                        $  1,801        $ 1,962        $    --
     Notes payable assumed upon acquisition of
        properties and Western                                             $  9,628        $12,523        $38,187
     Note payable assumed by buyer upon sale of property                   $     --        $ 4,408        $    --
     Foreclosure of a property securing a note receivable                  $     --        $    --        $   601
     Minority interest from acquisition of
        properties and Western                                             $ 18,751        $ 6,134        $15,722
     Distributions payable                                                 $     --        $ 8,960        $ 8,227
     Accrued liability for acquisition of partnership interests            $    126        $    --        $    --
     Assumption of senior notes and line of credit                         $197,350        $    --        $    --
     Stock issued in acquisition of Western                                $221,134        $    --        $    --


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)



1. ORGANIZATION AND BASIS OF PRESENTATION

        Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the "Company") is an equity real estate investment trust ("REIT") that owns, leases and manages neighborhood and community shopping centers. As of December 31, 2000, the Company owned a portfolio comprised of 110 properties located primarily in the Western region of the United States. Commencing with its taxable year ended December 31, 1997, the Company believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code.

        On May 18, 1998, the Company completed a secondary offering of 4,348,000 shares of common stock at $21.125 per share (including 348,000 shares issued as a result of the partial exercise of the over-allotment option by the underwriters on June 11, 1998). The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $85,913,000.

        In September 1998, the Company formed Pan Pacific (Portland), LLC ("PPP LLC"), with the Company as the sole managing member. In October and November of 1998, PPP LLC acquired a portfolio of six shopping centers located in Oregon. In exchange for four properties which were contributed to PPP LLC, 832,617 units were issued to certain non-managing members. A non-managing member can seek redemption of the units after the first anniversary of the date of issuance. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share of common stock for each unit, or (ii) paying cash to the non-managing member based on the average trading price of its common stock. Distributions are made to the non-managing members at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the non-managing members in an amount equal to the cumulative distributions earned by such members. All remaining net income or loss is allocated to the managing member.

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

        On November 13, 2000, the Company acquired Western Properties Trust ("Western"), a real estate investment trust, at a cost of approximately $440,000,000. The transaction was a stock for stock exchange including assumption of debt whereby Western common shares and units were exchanged into newly issued Company common shares and units, based upon a price of $20.5625 per share/unit issued and a 0.62 exchange ratio. As a result, the Company issued 10,754,256 common shares and 911,934 operating partnership units to Western's equity holders. The Company accounted for this transaction using the purchase method of accounting; accordingly, the Company's results of operations for the period from November 13, 2000 through December 31, 2000 include Western.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)



1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

        In connection with the acquisition of Western, the Company has an investment in certain operating partnerships. Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., issued units currently convertible into 857,065 shares of Company common stock or cash, at the Company's option. Distributions are made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income or loss is allocated to the Company as general partner. Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P., issued units currently convertible into 54,869 shares of Company common stock or cash, at the Company's option. Distributions are made to the limited partners after a 10% preferred return to the Company as general partner. Net income is allocated to the Company, as general partner, and to the limited partners in amounts equal to the cumulative distributions earned by such partners and thereafter based on their ownership interests. Losses are allocated 99% to the Company as general partner and 1% to the limited partners.

        Unaudited pro forma revenue and expense information for 2000 reflecting the acquisition of Western is presented in the following table. The amounts included therein assume that the acquisition had taken place at the beginning of the year.

                               For the years ended December 31,
                               --------------------------------
                                    2000            1999
                                  --------        --------
                                   (Pro forma, unaudited)
Total revenue                     $181,497        $166,614
Total expenses                    $120,151        $108,749
Net income                        $ 61,346        $ 57,865
Basic earnings per share          $   1.92        $   1.81
Diluted earnings per share        $   1.89        $   1.81


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. At December 31, 2000, the Company consolidated certain entities the Company controls and recorded a minority interest for the portions not owned by the Company.

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

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(d) CAPITALIZATION OF COSTS

        The Company capitalizes certain acquisition and development related costs to the carrying costs of the property acquired or developed. These costs are being depreciated over the estimated useful lives of the properties. The capitalized costs associated with unsuccessful acquisitions are charged to expense when the acquisition is abandoned.

(e) DEPRECIATION AND AMORTIZATION

        Depreciation on buildings and improvements is provided using a forty-year straight-line basis. Tenant improvements and costs incurred in obtaining leases are depreciated on a straight-line basis over the lives of the respective leases.

        Prepaid financing costs are amortized over the lives of the loans and the related amortization expense is included as a component of interest expense.

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

(g) INCOME TAXES

        As of April 16, 1997, the Company elected to be taxed as a REIT pursuant to the Internal Revenue Code, as amended. In general, a corporation that distributes at least 95% of its REIT taxable income to stockholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Company has qualified and intends for it to continue to qualify as a REIT in the future. As discussed more fully in Note 10, management also does not expect that the Company will pay income taxes on "built-in gains" on certain of its assets. Based on these considerations, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates in future years.

(h) CREDIT RISK

        The Company predominantly operates in one industry segment: real estate ownership, management and development. No single tenant accounts for 10% or more of rental revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company's customer base, and their dispersion across many geographical areas. At December 31, 2000 and 1999, the Company had no significant concentration of credit risk.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


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

        The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted EPS (all net income is available to common stockholders for the period presented):

                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                     -------------------------------------------------
                                                                        2000               1999               1998
                                                                     -----------        -----------        -----------
Income available to common stockholders:
   Basic                                                             $    33,800        $    32,576        $    26,634
   Add-back income allocated to dilutive                                     585              1,530                211
     operating partnership and LLC units (minority interests)
                                                                     -----------        -----------        -----------
   Diluted                                                           $    34,385        $    34,106        $    26,845
                                                                     ===========        ===========        ===========

Weighted average shares:
   Basic                                                              22,695,877         21,196,238         19,507,141
   Incremental shares from assumed:
      Exercise of dilutive stock options                                  35,765              8,478             32,404
      Conversion of dilutive operating partnership                       436,677            917,943            123,077
        and LLC units
                                                                     -----------        -----------        -----------
   Diluted                                                            23,168,319         22,122,659         19,662,622
                                                                     ===========        ===========        ===========


        At December 31, 2000 and 1999, 310,167 and 1,210,067 stock options, respectively, were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive. At December 31, 2000, 832,617 LLC units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(j) STOCK PLANS

        The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123",) "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosures required by SFAS No. 123.

(k) USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of revenue and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

3. INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

        The accompanying consolidated financial statements include investments in partnerships in which the Company does not own a controlling interest. At December 31, 2000, the Company owned a 50% general partner interest in North Coast Health Center and a 30% undivided co-tenant interest in Serra Center. At December 31, 1999, the Company owned a 50% general partner interest in North Coast Health Center. These investments are reported using the equity method.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


4. NOTES PAYABLE

                                                                                                    DECEMBER 31,
                                                                                             ------------------------
                                                                                               2000            1999
                                                                                             --------        --------
Notes payable consist of the following:

   Bank notes payable, secured by deeds of trust, bearing interest at 7.10% with
      monthly principal and interest payments of $391, due in August 2009                    $ 55,333        $ 56,067

   Bank notes payable, secured by a mortgage and deeds of trust, bearing interest at
      8.17% with monthly principal and interest payments of $404, due in January 2007          52,524          52,989

   Bank notes payable, secured by deeds of trust, bearing interest at 7.21% with
      monthly principal and interest payments of $252, due in July 2006                        34,254          34,788

   Bank note payable, secured by a deed of trust, bearing interest at 7.72% with
      monthly principal and interest payments of $190, due in January 2010                     26,331          26,546

   Bank note payable, secured by deeds of trust, bearing interest at 8.73% with
      monthly principal and interest payments of $144, due in February 2007 (a)                16,704          16,933

   Bank note payable, secured by a deed of trust, bearing interest at 8.10% with
      monthly principal and interest payments of $94, due in August 2007                       12,367          12,493

   Bank note payable, secured by a deed of trust, bearing interest at 7.80% with
      monthly principal and interest payments of $107, due in December 2005                    10,280          10,743

   Bank note payable, secured by a deed of trust, bearing interest at 7.61% with
      monthly principal and interest payments of $80, due in May 2004                           9,591              --

   Bank note payable, secured by a deed of trust, bearing interest at 7.65% with
      monthly principal and interest payments of $54, due in October 2012 (b)                   7,413           7,495

   Bank note payable, secured by a deed of trust, bearing interest at 7.00% with
      monthly principal and interest payments of $37, due in March 2004                         4,411           4,485

   Bank note payable, secured by a deed of trust, bearing interest at 7.88% with
      monthly  principal and interest payments of $56, due in August 2008                       3,136           4,189
                                                                                             --------        --------
                                                                                              232,344         226,728
   Unamortized note payable premiums                                                            1,567           1,762
                                                                                             --------        --------
                                                                                             $233,911        $228,490
                                                                                             ========        ========


(a) Excludes unamortized note payable premium of $1,266 and $1,443 at December 31, 2000 and 1999, respectively.

(b) Excludes unamortized note payable premium of $301 and $319 at December 31, 2000 and 1999, respectively.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


4. NOTES PAYABLE (CONTINUED)

        Principal payments under these notes payable are due as follows:

                  2001                      $  3,925
                  2002                         4,202
                  2003                         4,542
                  2004                        17,315
                  2005                        12,164
                  2006 and subsequent        190,196
                                            =========
                                            $232,344
                                            =========

5. LINE OF CREDIT AND TERM LOAN PAYABLE

        In November 2000, the Company entered into a $300,000,000 Revolving Credit Agreement which bears interest, at the Company's option, at either LIBOR plus 1.10% or a reference rate and expires in January 2004. At December 31, 2000, the amount drawn on this line of credit was $167,650,000 and the interest rate was 7.89%. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. At December 31, 1999, the Company had a $200,000,000 Unsecured Credit Facility which bore interest, at the Company's option, at either LIBOR plus 1.15% or a reference rate. The amount drawn on this line of credit was $128,800,000 and the interest rate was 8.79%. The credit facility required a quarterly fee of 0.20% per annum on the total aggregate commitment. The $200,000,000 Unsecured Credit Facility was terminated in 2000.

        In November 2000, the Company also executed a $100,000,000 Term Credit Agreement which bears interest, at the Company's option, at either LIBOR plus 1.20% or a reference rate and expires in November 2001 with a three month option to extend at the Company's discretion. At December 31, 2000, the full amount was drawn on this loan and the interest rate was 7.99%. The Company intends to replace this loan with medium to long-term fixed-rate financing at maturity.

6. SENIOR NOTES

        In November 2000, in connection with the acquisition of Western, the Company assumed $49,952,000 of 7.88% senior notes due 2004, $24,977,000 of 7.10%
senior notes due 2006, $24,958,000 of 7.20% senior notes due 2008 and $24,958,000 of 7.30% senior notes due 2010. The senior notes were assumed net of a $155,000 discount which represents the amount of the principal reduction recorded by Western to achieve the required yield at pricing of the debt. The effective yields approximated fair value at the date of the merger.

7. FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate fair value of each class of financial instruments:

(a) CASH AND CASH EQUIVALENTS, RESTRICTED CASH, ACCOUNTS RECEIVABLE, NOTES RECEIVABLE OF $22,079,000, ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER LIABILITIES

        The carrying amounts approximate fair values because of the short maturity of these instruments.

(b) NOTES RECEIVABLE OF $13,406,000

        It was not practicable to estimate the fair value of these notes receivable due to the uncertainty of the timing of repayment.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


7. FINANCIAL INSTRUMENTS (CONTINUED)

(c) NOTES RECEIVABLE OF $2,459,000

        The fair value of these notes receivable approximates the carrying amount based on market rates for the same or other instruments with similar risk, security and remaining maturities.

(d) NOTES PAYABLE, LINE OF CREDIT AND TERM LOAN PAYABLE AND SENIOR NOTES PAYABLE

        The fair value of notes payable, line of credit and term loan payable and senior notes payable approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

8. NET GAIN ON SALE OF REAL ESTATE

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

9. STOCK PLANS

        In August 1997, the Company established the 1997 Stock Option and Incentive Plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The Plan authorizes grants of stock, restricted stock and options to purchase up to 1,620,000 shares of authorized but unissued common stock. In March 2000, the Company established the 2000 Stock Incentive Plan (the "2000 Plan") pursuant to which the Company's Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The Plan authorizes grants of stock, restricted stock and options to purchase up to 489,971 shares of authorized but unissued common stock. The 2000 Plan was approved by the Company's stockholders at the annual meeting held in May 2000. In November 2000, the 2000 Plan was increased to 1,786,695 shares upon approval of the Company's stockholders in connection with the merger with Western.

(a) STOCK OPTIONS

        Stock options are granted with an exercise price equal to the stock's fair value at the date of grant. The stock options have seven-year terms and vest 33 1/3% per year over three years from the date of grant, except for the options granted to the independent directors which vest 33 1/3% immediately, with the remainder vesting ratably over two years. In connection with the acquisition of Western, all issued and outstanding stock options became fully vested.

        The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 were $1.71, $1.64, and $2.48, respectively, on the dates of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                     2000            1999            1998
                                   -------         -------         -------
Expected distribution yield           8.30%           8.50%           7.50%
Risk-free interest rate               5.00%           5.00%           5.00%
Expected volatility                  22.88%          23.90%          23.72%
Expected life (years)                  5.9             6.5             5.0

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

9. STOCK PLANS (CONTINUED)

        The Company applies APB Opinion No. 25 in accounting for the 1997 Plan and 2000 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                           2000                           1999                         1998
                                 -----------------------        ----------------------       -----------------------
                                    AS            PRO             AS             PRO           AS              PRO
                                 REPORTED        FORMA          REPORTED        FORMA        REPORTED         FORMA
                                 --------        -------        --------       -------       --------        -------
Net income                        $33,800        $32,535        $32,576        $31,481        $26,634        $25,676
Diluted earnings per share        $  1.48        $  1.43        $  1.54        $  1.49        $  1.35        $  1.31

        Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

        Stock option activity during the periods presented is as follows:

                                      NUMBER OF     WEIGHTED-AVERAGE
                                       OPTIONS       EXERCISE PRICE
                                      ---------     ----------------
Balance at December 31, 1997           900,000         $19.5000
         Granted                       337,500         $22.1875
         Exercised                          --         $     --
         Forfeited                     (20,666)        $20.6700
         Expired                        (1,667)        $19.5000
                                     ---------
Balance at December 31, 1998         1,215,167         $20.2265
         Granted                       283,000         $17.6250
         Exercised                          --         $     --
         Forfeited                     (17,000)        $20.0600
         Expired                        (3,333)        $19.5000
                                     ---------
Balance at December 31, 1999         1,477,834         $19.7750
         Granted                       173,000         $18.6250
         Exercised                     (61,600)        $19.3478
         Forfeited                     (15,333)        $19.4743
         Expired                       (10,667)        $20.0192
                                     ---------
Balance at December 31, 2000         1,563,234         $19.6605
                                     =========

        At December 31, 2000, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options were $19.661 and 4.1 years, respectively. At December 31, 2000, all of the 1,563,234 outstanding options were exercisable.

(b) RESTRICTED STOCK AND STOCK GRANTS

        During 1999, the Company granted 90,500 shares of restricted stock to certain officers and key employees pursuant to the 1997 Plan. The restricted shares vest 20% per year over five years from the date of grant. Compensation expense, for the portion that vested during 1999 and 2000 prior to the acquisition of Western, has been recognized in general and administrative expenses. In connection with the acquisition of Western, the restricted shares became fully vested and the remaining compensation expense of $1,305,000 has been recognized in merger related expenses. In November 2000, the Company's Board of Directors granted a total of 6,000 shares of stock to the independent directors of the Board. Expense related to this grant has been recognized in merger related expenses.

        At December 31, 2000, there were 1,746,961 additional shares available for grant under the 1997 Plan and the 2000 Plan.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


10. INCOME TAXES

        As discussed in Note 2(g), the Company elected to be taxed as a REIT, effective April 16, 1997. Management believes that the Company qualified and management's intent is to continue to qualify as a REIT and therefore does not expect the Company will be liable for income taxes on "built-in gains" on its assets at the federal level or in most states in future years. Accordingly, for the years ended December 31, 2000, 1999 and 1998, no provision was recorded for federal or substantially all state income taxes.

        In connection with its election to be taxed as a REIT, the Company also elected to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $50,000,000 at December 31, 2000, 1999 and 1998. Management believes that the Company will not be required to make payments of income taxes on built-in gains during the ten-year period ending December 31, 2007 due to the availability of its net operating loss carryforward to offset built-in gains which might be recognized, the potential for the Company to make nontaxable dispositions, if necessary (e.g., like-kind exchanges of properties) and the intent and ability of the Company to defer asset dispositions to periods when related gains will not be subject to the built-in gains income taxes. However, it may be necessary to recognize a liability for such income taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

11. FUTURE LEASE REVENUE

        Total future minimum lease receipts under noncancellable operating tenant leases in effect at December 31, 2000 are as follows:

                  2001                           $ 133,181
                  2002                             124,533
                  2003                             110,689
                  2004                              96,782
                  2005                              82,479
                  2006 and subsequent              466,820
                                                ===========
                                                $1,014,484
                                                ===========

12. RELATED PARTY TRANSACTIONS

(a) Distributions on common stock paid to Revenue Properties (U.S.), Inc., an affiliate of the Company, during 2000 and 1999 were $20,968,000 and $17,077,000, respectively. At December 31, 2000 and 1999, $0 and $4,323,000, respectively, were payable as distributions to Revenue Properties (U.S.), Inc.

(b) The Company received $85,000, $150,000 and $270,000 for the years ended December 31, 2000, 1999 and 1998, respectively, which represent a reimbursement of costs incurred by the Company in providing financial services to Revenue Properties (U.S.), Inc. These amounts are included as a reduction of general and administrative expenses.

(c) The Company has notes receivable at December 31, 2000 of $687,000 and $116,000 due from executive officers. These notes bear interest at 7.50% and 7.00%, and mature in October 2008 and August 2001, respectively. In addition, during 2000 notes receivable of $297,000 were issued to executive officers. These notes bore interest at 7.00% and were forgiven in November 2000 as a result of the acquisition of Western and were a component of merger related expenses. The Company had notes receivable at December 31, 1999 of $260,000 due from executive officers. The notes bore interest at 7.00% and were forgiven in 2000 as a component of annual compensation.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (TABULAR
             AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


13. EMPLOYEE BENEFIT PLAN

        The Company implemented an employee benefit plan in March 1997. All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan as defined by the Internal Revenue Code. The employee benefit plan allows eligible employees to defer up to 15% of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions. This cost is accrued as incurred. The Company's cost for the years ended December 31, 2000, 1999 and 1998 was approximately $58,000, $23,000 and $17,000, respectively.

14. COMMITMENTS AND CONTINGENCIES

(a) The Company leases certain real estate and office equipment under operating leases expiring at various dates through 2021. Rental expense was $892,000, $769,000 and $810,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum rentals under noncancellable operating leases in effect at December 31, 2000 were as follows:

                  2001                           $  1,702
                  2002                              1,756
                  2003                              1,585
                  2004                              1,649
                  2005                              1,721
                  2006 and subsequent              23,061
                                                 ========
                                                  $31,474
                                                 ========

(b) In connection with the acquisition of Western, the Company was named in a complaint alleging, among other things, that the merger terms between the Company and Western were unfair and violated fiduciary obligations to Western's shareholders. Management believes, based in part upon discussions with legal counsel, that these claims are without merit and intends to vigorously defend against this action; however, the outcome of any litigation is by its nature unpredictable and we therefore cannot assure that we will successfully defend this action.

(c) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

15. SEGMENT REPORTING

        The Company predominantly operates in one industry segment, real estate ownership, management and development. As of December 31, 2000 and 1999, the Company owned 110 and 58 community shopping centers, respectively, primarily located in the Western United States (see Note 1). Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. Therefore, the Company defines operating segments as individual properties with no segment representing more than 10% of the total for the Company. No single tenant accounts for 10% or more of rental revenue and none of the shopping centers are located in a foreign country.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


16. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following summarizes the condensed quarterly financial information for the Company:

                                                               QUARTERS ENDED 2000
                                            -------------------------------------------------------------
                                            DECEMBER 31     SEPTEMBER 30        JUNE 30          MARCH 31
                                            -----------     ------------        -------          --------
Revenue                                       $38,021          $28,044          $27,365          $27,063
Expenses and minority interests                29,669           19,320           18,951           18,753
                                              -------          -------          -------          -------
Net income                                    $ 8,352          $ 8,724          $ 8,414          $ 8,310
                                              =======          =======          =======          =======

Basic and diluted earnings per share          $  0.31          $  0.41          $  0.40          $  0.39


                                                               QUARTERS ENDED 1999
                                            -------------------------------------------------------------
                                            DECEMBER 31     SEPTEMBER 30        JUNE 30          MARCH 31
                                            -----------     ------------        -------          --------
Revenue                                       $27,536          $25,365          $24,346          $23,815
Expenses and minority interests                18,897           17,345           16,267           15,977
                                              -------          -------          -------          -------
Net income                                    $ 8,639          $ 8,020          $ 8,079          $ 7,838
                                              =======          =======          =======          =======

Basic and diluted earnings per share          $  0.41          $  0.38          $  0.38          $  0.37

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
                    PROPERTIES AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                          COSTS CAPITALIZED
                                                            SUBSEQUENT TO
                                       INITIAL COSTS         ACQUISITION                TOTAL COSTS
                                     -------------------  ------------------   ------------------------------
                                                                                                                             DATE OF
                                               BUILDINGS                                                                     ACQUIS.
                                                 AND                                    BUILDINGS              ACCUMULATED     (A)
                           ENCUM-              IMPROVE-   IMPROVE-  CARRYING               AND        TOTAL   DEPRECIATION   CONSTR.
DESCRIPTION               BRANCES     LAND     MENTS (2)  MENTS(2)    COSTS     LAND   IMPROVEMENTS (1)(2)(3)    (2)(3)        (C)
-----------               -------    ------    ---------  --------  --------   ------- ------------ --------- ------------  --------
PROPERTIES:

 Albany Plaza
 Albany, OR               $    --    $1,525    $ 4,638    $ 1,190    $   --    $ 1,525    $ 5,828    $ 7,353    $  218       1999(A)

 Anderson Square
 Anderson, CA                  --       796      2,389         --        --        796      2,389      3,185         8       2000(A)

 Angels Camp Town Center
 Angels Camp, CA               --     1,111      3,331         --        --      1,111      3,331      4,442        10       2000(A)

 Arlington Courtyard
 Riverside, CA                 --       401        753         74        --        401        827      1,228       223       1994(A)

 Auburn North
 Auburn, WA                    --     2,275      8,053      1,612        --      2,275      9,665     11,940       460       1999(A)

 Bear Creek Plaza
 Medford, OR                   --     3,275      9,825      1,543        --      3,275     11,368     14,643       814       1998(A)

 Blaine International
   Center
 Blaine, WA                    --     1,888      5,065         --        --      1,888      5,065      6,953        17       2000(A)

 Blossom Valley
 Turlock, CA                   --     2,404      7,214         --        --      2,404      7,214      9,618        24       2000(A)

 Brookvale Center
 Fremont, CA                   --     3,164      9,489      1,014        --      3,164     10,503     13,667       829       1997(A)

 Cable Park
 Orangevale, CA                --     3,043      9,174         18        --      3,043      9,192     12,235       224       1999(A)

 Canal Farms
 Las Brunos, CA                --     1,520      4,557         --        --      1,520      4,557      6,077        15       2000(A)

 Canyon Ridge Plaza
 Kent, WA                      --     2,457         --      8,784        --      2,904      8,337     11,241     1,308       1992(A)
                                                                                                                             1995(C)
 Canyon Square Plaza
 Santa Clarita, CA             --     2,725      8,338         86        --      2,725      8,424     11,149       286       1999(A)

 Caughlin Ranch
 Reno, NV                      --     2,201      6,605         --        --      2,201      6,605      8,806        22       2000(A)

 Centennial Plaza
 Hartford, CA                  --     2,662      7,988         --        --      2,662      7,988     10,650        27       2000(A)

 Century Center
 Modesto, CA                   --     4,608     13,867         --        --      4,608     13,867     18,475        46       2000(A)

 Cheyenne Commons
 Las Vegas, NV                 --     8,540     26,810      2,966        --      8,540     29,776     38,316     4,228       1995(A)

 Chico Crossroads
 Chico, CA                     --     3,600     17,063         24        --      3,600     17,087     20,687     1,652       1997(A)

 Chino Town Square
 Chino, CA                 26,331     8,801     10,297     25,756        --     21,283     23,571     44,854     3,595       1992(A)

 Claremont Village
 Everett, WA                   --     2,320      6,987        231        --      2,320      7,218      9,538       622       1997(A)

 Cobblestone
 Redding, CA                   --     1,801      5,431         --        --      1,801      5,431      7,232        19       2000(A)

 Commonwealth Square
 Folsom, CA                    --     4,266     12,797         --        --      4,266     12,797     17,063        43       2000(A)

 Country Club Center
 Rio Rancho, NM             3,198       566      2,514        901        --        566      3,415      3,981     1,066       1992(A)

 Country Gables
 Granite Bay, CA               --     4,455     10,395         --        --      4,455     10,395     14,850        32       2000(A)

 Creekside Center
 Hayward, CA                   --     1,500      4,500        626        --      1,500      5,126      6,626       334       1998(A)

 Currier Square
 Oroville, CA                  --     1,533      4,598         --        --      1,533      4,598      6,131        15       2000(A)

 Dodge Center
 Fallon, NV                    --       406      1,219         --        --        406      1,219      1,625         4       2000(A)

                                                                     (Continued)

                      PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
              PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                          COSTS CAPITALIZED
                                                            SUBSEQUENT TO
                                       INITIAL COSTS         ACQUISITION                TOTAL COSTS
                                     -------------------  ------------------   ------------------------------
                                                                                                                             DATE OF
                                               BUILDINGS                                                                     ACQUIS.
                                                 AND                                    BUILDINGS              ACCUMULATED     (A)
                           ENCUM-              IMPROVE-   IMPROVE-  CARRYING               AND        TOTAL   DEPRECIATION   CONSTR.
DESCRIPTION               BRANCES     LAND     MENTS (2)  MENTS(2)    COSTS     LAND   IMPROVEMENTS (1)(2)(3)    (2)(3)        (C)
-----------               -------    ------    ---------  --------  --------   ------- ------------ --------- ------------  --------
PROPERTIES:

 Dublin Retail Center
 Dublin, CA                   --      2,801      8,404         --        --      2,801      8,404     11,205        28       2000(A)

 Eagle Station
 Carson City, NV              --      2,366      7,098         --        --      2,366      7,098      9,464        24       2000(A)

 East Burnside
 Portland, OR                 --      1,525      3,624         --        --      1,525      3,624      5,149        15       2000(A)

 Eastridge Plaza
 Porterville, CA              --      1,128      3,386         --        --      1,128      3,386      4,514        11       2000(A)

 Elko Junction
 Elko, NV                     --      3,156      9,469         --        --      3,156      9,469     12,625        32       2000(A)

 Elverta Crossing
 Sacramento, CA               --      2,969      8,903         --        --      2,969      8,903     11,872        28       2000(A)

 Encinitas Marketplace
 Encinitas, CA                --      3,529      8,385         --        --      3,529      8,385     11,914       149       2000(A)

 Fairmont Shopping
    Center
 Fairmont, CA                 --      3,420      8,003        322        --      3,420      8,325     11,745       812       1997(A)

 Fashion Faire
 San Leandro, CA              --      2,863      8,588        242        --      2,863      8,830     11,693       582       1998(A)

 Foster Square
 Portland, OR                 --        335        780         --        --        335        780      1,115         2       2000(A)

 Glenbrook Center
 Sacramento, CA               --      1,461      3,409         --        --      1,461      3,409      4,870        11       2000(A)

 Glen Cove Center
 Vallejo, CA                  --      1,925      5,775         56        --      1,925      5,831      7,756       321       1998(A)

 Granary Square
 Valencia, CA                 --      5,479     12,940         --        --      5,479     12,940     18,419       108       2000(A)

 Green Valley Town
   & Country
 Henderson, NV                --      4,096     12,333        105        --      4,096     12,438     16,534     1,069       1997(A)

 Heritage Park
 Suison City, CA              --      3,325      9,976         --        --      3,325      9,976     13,301        31       2000(A)

 Heritage Place
 Tulare, CA                   --      2,023      6,071         --        --      2,023      6,071      8,094        20       2000(A)

 Hermiston Plaza
 Hermiston, OR                --      1,931      5,791      1,425        --      1,931      7,216      9,147       394       1998(A)

 Hood River Center
 Hood River, OR               --      1,169      3,507        563        --      1,169      4,070      5,239       224       1998(A)

 Kmart Center
 Sacramento, CA               --      1,089      3,269         --        --      1,089      3,269      4,358        10       2000(A)

 Laguna 99 Plaza
 Elk Grove, CA                --      3,127      9,380         --        --      3,127      9,380     12,507        31       2000(A)

 Laguna Village
 Sacramento, CA               --      3,226         --     15,931     1,644      3,448     17,353     20,801     2,601       1992(A)
                                                                                                                          1996/97(C)
 Lakewood Shopping
    Center
 Lakewood, CA                 --      2,363      7,125         64        --      2,363      7,189      9,552       670       1997(A)

 Lakewood Village
 Windsor, CA               9,591      5,154     12,028         --        --      5,154     12,028     17,182        38       2000(A)

 Laurentian Center
 Ontario, CA               4,411      2,767      6,445       (357)       --      2,767      6,088      8,855       655    1994/96(A)

 Lodi
 Lodi, CA                     --      3,031         --         --        --      3,031         --      3,031        --       2000(A)

 Manteca Marketplace
 Manteca, CA                  --      3,904     11,713        620        --      3,904     12,333     16,237       946       1998(A)

 Marina Village
 Huntington Beach, CA         --      3,586     10,933         36        --      3,586     10,969     14,555       474       1999(A)

(Continued)

                                                          COSTS CAPITALIZED
                                                            SUBSEQUENT TO
                                       INITIAL COSTS         ACQUISITION                TOTAL COSTS
                                     -------------------  ------------------   ------------------------------
                                                                                                                             DATE OF
                                               BUILDINGS                                                                     ACQUIS.
                                                 AND                                    BUILDINGS              ACCUMULATED     (A)
                           ENCUM-              IMPROVE-   IMPROVE-  CARRYING               AND        TOTAL   DEPRECIATION   CONSTR.
DESCRIPTION               BRANCES     LAND     MENTS(2)   MENTS(2)    COSTS     LAND   IMPROVEMENTS (1)(2)(3)    (2)(3)        (C)
-----------               -------    ------    ---------  --------  --------   ------- ------------ --------- ------------  --------
PROPERTIES:

  Maysville Marketsquare
  Maysville, KY             5,233     3,454      2,001      3,731        79      3,299      5,966      9,265     1,318       1992(A)
                                                                                                                             1993(C)
  Melrose Village
  Vista, CA                 9,067     5,125     11,621        (11)       --      5,125     11,610     16,735     2,330       1999(A)

  Memphis Retail Center
  Memphis, TN                  --     1,204      3,780        (34)       --      1,204      3,746      4,950       759       1992(A)

  Menlo Park
  Portland, OR                 --     2,946      6,951         --        --      2,946      6,951      9,897        21       2000(A)

  Milwaukie Marketplace
  Milwaukie, OR                --     3,181      9,554        397        --      3,184      9,948     13,132       774       1998(A)

  Mira Loma Shopping
     Center
  Reno, NV                     --     1,925      5,775        274        --      1,925      6,049      7,974       341       1998(A)

  Mission Ridge Plaza
  Manteca, CA                  --     2,777      8,329         --        --      2,777      8,329     11,106        28       2000(A)

  Monterey Plaza
  San Jose, CA             17,199     7,688     18,761        479        --      7,702     19,226     26,928     1,859       1997(A)

  NE 33rd
  Portland, OR                 --     1,106      2,581         --        --      1,106      2,581      3,687         8       2000(A)

  North Hills
  Reno, NV                     --     2,500         --         --        --      2,500         --      2,500        --       2000(A)

  North Lombard
  Portland, OR                 --     1,140      2,790         --        --      1,140      2,790      3,930         9       2000(A)

  Northridge Plaza
  Fair Oaks, CA                --     1,598      4,797         --        --      1,598      4,797      6,395        15       2000(A)

  Ocoee Plaza
  Ocoee, FL                    --       651      2,911         64        --        588      3,038      3,626       675       1992(A)

  Olympia Square
  Olympia, WA              13,761     3,737     11,580      1,006        --      3,737     12,586     16,323     3,510       1992(A)

  Olympia West Center
  Olympia, WA               3,136     2,735      8,295        142        --      2,735      8,437     11,172       719       1997(A)

  Olympic Place
  Walnut Creek, CA             --    13,453         --         --        --     13,453         --     13,453        --       2000(A)

  Oregon City Shopping
     Center
  Oregon City, OR          10,063     4,426     13,272      1,653        --      4,426     14,925     19,351       753       1998(A)

  Oregon Trail
  Gresham, OR                  --     3,593     10,779      3,313        --      3,593     14,092     17,685       824       1998(A)

  Pacific Commons Shopping
     Center
  Spanaway, WA                 --     3,419     10,256         87        --      3,419     10,343     13,762       650       1998(A)

  Palmdale Center
  Palmdale, CA                 --     1,150      3,454        208        --      1,150      3,662      4,812       269       1997(A)

  Panther Lake Shopping
     Center
  Kent, WA                     --     1,950      5,850        269        --      1,950      6,119      8,069       451       1998(A)

  Park Place
  Vallejo, CA                  --     3,875      9,043         --        --      3,875      9,043     12,918        28       2000(A)

  Pine Creek Shopping
     Center
  Grass Valley, CA             --     4,820     14,500         --        --      4,820     14,500     19,320        45       2000(A)

  Pioneer Plaza
  Springfield, OR              --     1,864      5,591        143        --      1,864      5,734      7,598       428       1998(A)

  Plaza 580
  Livermore, CA                --     3,866     11,599         --        --      3,866     11,599     15,465        39       2000(A)

  Powell Valley Junction
  Gresham, OR                  --     1,546      4,639        591        --      1,546      5,230      6,776       377       1998(A)

  Rainbow Promenade
  Las Vegas, NV            19,574     9,390     21,774        261        --      9,381     22,044     31,425     1,819       1997(A)

  Raleigh Hills
  Raleigh Hills, OR            --     1,710      5,131         --        --      1,710      5,131      6,841        17       2000(A)

                                                                     (Continued)

                      PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
              PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
                               December 31, 2000
                                 (In thousands)

                                                          COSTS CAPITALIZED
                                                            SUBSEQUENT TO
                                       INITIAL COSTS         ACQUISITION                TOTAL COSTS
                                     -------------------  ------------------   ------------------------------
                                                                                                                             DATE OF
                                               BUILDINGS                                                                     ACQUIS.
                                                 AND                                    BUILDINGS               ACCUMULATED    (A)
                           ENCUM-              IMPROVE-   IMPROVE-  CARRYING               AND        TOTAL    DEPRECIATION  CONSTR.
DESCRIPTION               BRANCES     LAND     MENTS (2)  MENTS(2)    COSTS     LAND   IMPROVEMENTS (1)(2)(3)     (2)(3)       (C)
-----------              --------   --------   ---------  --------  --------- -------- ------------ ---------- ------------ --------
PROPERTIES:

  Raley's
  Fallon, NV                   --        817      2,453        --        --        817       2,453       3,270         8     2000(A)

  Raley's Shopping Center
  Yuba City, CA                --      2,031      6,093        --        --      2,031       6,093       8,124        19     2000(A)

  Rancho Las Palmas
  Rancho Mirage, CA        12,367      5,025     15,235       189        --      5,025      15,424      20,449       493     1999(A)

  Rockwood Plaza
  Gresham, OR                  --      1,136      3,452        --        --      1,136       3,452       4,588        11     2000(A)

  Sahara Pavilion North
  Las Vegas, NV            30,332     11,914     28,560       804        --     11,914      29,364      41,278     6,931     1992(A)

  Sahara Pavilion South
  Las Vegas, NV                --      4,833     12,988     1,679        --      4,833      14,667      19,500     3,792     1992(A)

  San Dimas Market Place
  San Dimas, CA            14,680      5,700     17,100       214        --      5,700      17,314      23,014     1,299     1998(A)

  Sandy Marketplace
  Sandy, OR                 4,672      2,046      6,064       272        --      2,046       6,336       8,382       361     1998(A)

  SE Milwaukie
  Portland, OR                 --        692      2,074        --        --        692       2,074       2,766         7     2000(A)

  Shops at Lincoln School
  Modesto, CA                  --      1,672      5,067         3        --      1,672       5,070       6,742       158     1999(A)

  Shute Park Plaza
  Hillsboro, OR                --        994      2,981       218        --        994       3,199       4,193       252     1998(A)

  Sky Park Plaza
  Chico, CA                    --      3,438     10,315        --        --      3,438      10,315      13,753        34     2000(A)

  Southgate Center
  Milwaukie, OR             3,235      1,424      4,268       497        --      1,424       4,765       6,189       248     1998(A)

  St. John's
  Portland, OR                 --      1,932      1,932        --        --      1,932       1,932       3,864         6     2000(A)

  Sunset Mall
  Portland, OR              7,714      2,996      8,989        97        --      2,982       9,100      12,082       493     1998(A)

  Sunset Square
  Bellingham, WA               --      6,100     18,647     2,346        --      6,100      20,993      27,093     5,447     1992(A)

  Sycamore Plaza
  Anaheim, CA                  --      1,856      5,601        --        --      1,856       5,601       7,457        53     2000(A)

  Tacoma Central
  Tacoma, WA               10,280      5,314     16,288       354        --      5,314      16,642      21,956     1,325     1997(A)

  Tacoma Shopping Center
  Portland, OR                 --        807      1,884        --        --        807       1,884       2,691         6     2000(A)

  Tanasbourne Village
  Hillsboro, OR            18,526      5,573     13,861     1,216        --      5,573      15,077      20,650     3,603     1992(A)

  Tustin Heights
  Tustin, CA               10,541      3,675     10,776       431        --      3,675      11,207      14,882       895     1997(A)

  Ukiah Crossroads
  Ukiah, CA                    --      1,801      5,406        --        --      1,801       5,406       7,207        17     2000(A)

  Victorian Walk
  Fresno, CA                   --      1,615      4,844        --        --      1,615       4,844       6,459        16     2000(A)

  Vineyard Village East
  Ontario, CA                  --        649      2,716       137        --        649       2,853       3,502       544     1994(A)

  Wal Mart
  Napa, CA                     --      9,700         --        --        --      9,700          --       9,700        --     2000(A)

  Washington Mutual
  Monterey, CA                 --        420      1,257        --        --        420       1,257       1,677         4     2000(A)

  West Town
  Winnemucca, NV               --      1,046      3,140        --        --      1,046       3,140       4,186        10     2000(A)

 (Continued)

                      PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
              PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
                               December 31, 2000
                                 (In thousands)

                                                          COSTS CAPITALIZED
                                                            SUBSEQUENT TO
                                       INITIAL COSTS         ACQUISITION                TOTAL COSTS
                                     -------------------  ------------------   ------------------------------
                                                                                                                             DATE OF
                                               BUILDINGS                                                                     ACQUIS.
                                                 AND                                    BUILDINGS               ACCUMULATED    (A)
                           ENCUM-              IMPROVE-   IMPROVE-  CARRYING               AND        TOTAL    DEPRECIATION  CONSTR.
DESCRIPTION               BRANCES     LAND     MENTS (2)  MENTS(2)    COSTS     LAND   IMPROVEMENTS (1)(2)(3)     (2)(3)       (C)
-----------              --------   --------   ---------  --------  --------- -------- ------------ ---------- ------------ --------
PROPERTIES:
  Westwood Village
     Shopping Center
  Redding, CA                  --      1,131      3,393       442        --      1,131       3,835       4,966       321     1998(A)
  Winterwood Pavilion
  Las Vegas, NV                --      4,573     13,015     1,730        --      4,573      14,745      19,318     4,026     1992(A)
  Yreka Junction
  Yreka, CA                    --      2,347      7,040        --        --      2,347       7,040       9,387        23     2000(A)
                         --------   --------   --------   -------    ------   --------    --------  ----------  -------
                         $233,911   $337,677   $842,285   $87,034    $1,723   $350,604    $918,115  $1,268,719  $73,895
                         ========   ========   ========   =======    ======   ========    ========  ==========  =======

                                                                     (Continued)

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                                  SCHEDULE III
               PROPERTIES AND ACCUMULATED DEPRECIATION (CONTINUED)
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


NOTES:

(1) The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $1,249,531 as of December 31, 2000.

(2) Net of write-offs of fully depreciated assets.

(3) The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 1998 through December 31, 2000:


                                                                FOR THE YEARS ENDED DECEMBER 31,
 COST OF PROPERTIES                                         2000               1999              1998
                                                         -----------         ---------         ---------
 Balance, beginning of year                              $   805,086         $ 709,522         $ 485,590
    Additions (acquisition, improvements, etc.)              467,848           109,613           224,989
    Interest capitalized                                         202               231               286
    Deductions (write-off of tenant
       improvements, cost of real estate sold and
       provision for loss on impairment)                      (4,417)          (14,280)           (1,343)
                                                         -----------         ---------         ---------
 Balance, end of year                                    $ 1,268,719         $ 805,086         $ 709,522
                                                         ===========         =========         =========


                                                                        FOR THE YEARS ENDED DECEMBER 31,
 ACCUMULATED DEPRECIATION AND AMORTIZATION                           2000             1999             1998
                                                                   --------         --------         --------
 Balance, beginning of year                                        $ 57,025         $ 42,044         $ 30,076
    Additions (depreciation and amortization
       expense)                                                      19,083           17,782           13,311
    Deductions (write-off of accumulated depreciation
       of tenant improvements and cost of real estate sold)          (2,213)          (2,801)          (1,343)
                                                                   --------         --------         --------
 Balance, end of year                                              $ 73,895         $ 57,025         $ 42,044
                                                                   ========         ========         ========


                 See accompanying independent auditors' report.

                                 EXHIBIT INDEX


Exhibit No.                              Description
-----------    -----------------------------------------------------------------
   3.1         Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.'s
               Registration Statement on Form S-11 (Registration No. 333-28715)
               and incorporated herein by reference)

   3.2         Amended and Restated Bylaws of the Company (previously filed as
               Exhibit 3.2 to Pan Pacific Retail Properties, Inc.'s Registration
               Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   4.1         Form of Certificate of Common Stock (previously filed as Exhibit
               4.1 to Pan Pacific Retail Properties, Inc.'s Registration
               Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

   4.2 Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust's Registration
               Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by this reference)

   4.3         Form of Senior Notes (previously filed as Exhibit 4.1 to Western
               Properties Trust's Registration Statement on Form S-3
               (Registration No. 333-32721) and incorporated herein by this reference)

   4.4 Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties
               Trust's Form 8-K dated September 24, 1997, and incorporated herein by this reference)

   4.5 Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties
               Trust's Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

   4.6 Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties
               Trust's Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

   4.7         Form of Supplemental Indenture relating to the assumption by Pan
               Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.'s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

   4.8         Form of Indenture relating to the 7.875% Senior Notes due 2004
               (previously filed as Exhibit 4.2 to Western Properties Trust
               Registration Statement on Form S-3 (Registration No. 333-71270) and incorporated herein by reference)

   4.9         Form of Supplemental Indenture relating to the assumption by Pan
               Pacific Retail Properties, Inc. of the Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.9 to
               Pan Pacific Retail Properties, Inc.'s Registration Statement on
               Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

  10.1         Form of Restricted Stock Agreement between the Company and Mr.
               Stuart A. Tanz (previously filed as Exhibit 10.1 to Pan Pacific
               Retail Properties, Inc.'s filing on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

Exhibit No.                              Description
-----------    -----------------------------------------------------------------
  10.2         The 1997 Stock Option and Incentive Plan of Pan Pacific Retail
               Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific
               Retail Properties, Inc.'s Registration Statement on Form S-11
               (Registration No. 333-28715) and incorporated herein by
               reference)

  10.3         The 2000 Stock Incentive Plan of Pan Pacific Retail Properties,
               Inc. (previously filed as Appendix A to Pan Pacific Retail
               Properties, Inc.'s Proxy Statement for the 2000 Annual Meeting of
               Stockholders)

  10.4         Form of Officers and Directors Indemnification Agreement
               (previously filed as Exhibit 10.2 to Pan Pacific Retail
               Properties, Inc.'s Registration Statement on Form S-11
               Registration No. 333-28715) and incorporated herein by reference)

  10.5         Amended and Restated Employment Agreement, dated as of August 14,
               2000, between Pan Pacific Retail Properties, Inc. and Mr. Stuart
               A. Tanz (previously filed as Exhibit 10.5 to Pan Pacific Retail
               Properties, Inc.'s Registration Statement on Form S-4
               (Registration No. 333-45944) and incorporated herein by reference)

  10.6         Employment Agreement, dated as of October 11, 1999, between Pan
               Pacific Retail Properties, Inc. and Mr. Joseph B. Tyson
               (previously filed as Exhibit 10.6 to Pan Pacific Retail
               Properties, Inc.'s Registration Statement on Form S-4
               (Registration No. 333-45944) and incorporated herein by reference)

  10.7         Amended and Restated Employment Agreement, dated as of August 14,
               2000, between Pan Pacific Retail Properties, Inc. and Mr. Jeffrey
               S. Stauffer (previously filed as Exhibit 10.7 to Pan Pacific
               Retail Properties, Inc.'s Registration Statement on Form S-4
               (Registration No. 333-45944) and incorporated herein by reference)

  10.8         Form of Miscellaneous Rights Agreement (previously filed as
               Exhibit 10.6 to Pan Pacific Retail Properties, Inc.'s
               Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

  10.9         Form of Non-Competition Agreement (previously filed as Exhibit
               10.7 to Pan Pacific Retail Properties, Inc.'s Registration
               Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

  10.10 Revolving Credit Agreement, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, First Union National Bank, as
               Syndication Agent, and U.S. Bank, National Association, as
               Documentation Agent, Dresdner Bank AG, New York and Grand Cayman
               Branches, Guaranty Federal Banks, F.S.B., as Co-Agent and Wells
               Fargo Bank, N.A., as Co-Agent (previously filed as Exhibit 10.9 to Pan Pacific Retail Properties, Inc.'s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

  10.11 Term Credit Agreement, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.10 to Pan
               Pacific Retail Properties, Inc.'s Registration Statement on Form
               S-3 (Registration No. 333-51230) and incorporated herein by reference)

Exhibit No.                              Description
-----------    -----------------------------------------------------------------
  10.12        Member's Interest Purchase Agreement, dated as of August 13,
               1999, by and among Pan Pacific Retail Properties, Inc., Pan
               Pacific (RLP), Inc. and Stanley W. Gribble (previously filed as
               Exhibit 10.15 to Pan Pacific Retail Properties, Inc.'s
               Registration Statement on Form S-4 (Registration No. 333-45944)
               and incorporated herein by reference)

  10.13        Loan Assumption and Modification Agreement, dated as of September
               23, 1999, by and between Pan Pacific Retail Properties, Inc. and
               La Salle National Bank (previously filed as Exhibit 10.16 to Pan
               Pacific Retail Properties, Inc.'s Registration Statement on Form
               S-4 (Registration No. 333-45944) and incorporated herein by reference)

  10.14 Operating Agreement of Pan Pacific (Rancho Las Palmas), LLC, dated as of September 23, 1999 (previously filed as Exhibit 10.17 to Pan Pacific Retail Properties, Inc.'s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

  10.15        Contribution Agreement and Escrow Instructions, dated as of
               August 13, 1999, by and between Pan Pacific Retail Properties,
               Inc. and Ranch Las Palmas Center Associates (previously filed as
               Exhibit 10.18 to Pan Pacific Retail Properties, Inc.'s
               Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

  21.1         Subsidiaries of the Registrant

  23.1         Consent of KPMG LLP


        (b) Reports on Form 8-K.

               1. A form 8-K was filed on August 23, 2000 for purposes of reporting that Pan Pacific Retail Properties, Inc. and Western Properties Trust had entered into an Agreement and Plan of Merger.

               2. A Form 8-K was filed on October 6, 2000 for purposes of reporting information prepared by Pan Pacific Retail Properties, Inc.'s management relating to the proposed merger of WPT, Inc., successor in interest to Western Properties Trust immediately prior to the merger, with and into Pan Pacific Retail Properties, Inc.

               3. A Form 8-K was filed on November 28, 2000 for purposes of reporting that the proposed merger of WPT, Inc. (successor to Western Properties Trust) with and into Pan Pacific Retail Properties, Inc. was completed on November 13, 2000.

                     In addition, it was reported that in connection with the closing of the merger, Pan Pacific assumed Western Properties Trust's obligations under its unsecured senior notes.

                     Further, certain historical and pro forma financial information was incorporated by reference.

               4. A Form 8-K was filed on December 21, 2000 for purposes of reporting certain operational and other information about Pan Pacific Retail Properties, Inc. after the closing of the merger with Western Properties Trust. Included in the disclosure was information concerning a shareholder lawsuit which was filed on November 8, 2000. A copy of the complaint was included.