Form 10-Q
period 2001-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2001-05-11
CIK 1040454

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     As of May 10, 2001, the number of shares of the Registrant's common stock outstanding was 31,408,638.

================================================================================

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,          DECEMBER 31,
                                                                                  2001                2000
                                                                               -----------         ------------
                                                                               (unaudited)

ASSETS:

Properties, at cost:
   Land                                                                        $   343,301         $   350,604
   Buildings and improvements (including related party development
      and acquisition fees of $1,235)                                              893,544             887,353
   Tenant improvements                                                              31,525              30,762
                                                                               -----------         -----------
                                                                                 1,268,370           1,268,719
   Less accumulated depreciation and amortization                                  (79,360)            (73,895)
                                                                               -----------         -----------
                                                                                 1,189,010           1,194,824

Investments in unconsolidated partnerships                                           6,966               6,816
Cash and cash equivalents                                                              717               1,601
Restricted cash                                                                        321                 331
Accounts receivable (net of allowance for doubtful accounts of
   $1,503 and $1,404, respectively)                                                  6,006               7,107
Accrued rent receivable (net of allowance for doubtful accounts of
   $1,630 and $1,588, respectively)                                                 14,667              14,288
Notes receivable                                                                    44,479              37,944
Deferred lease commissions (including unamortized related party amounts of $3,021 and $2,978, respectively, and net of accumulated
   amortization of $2,711 and $2,415, respectively)                                  4,893               4,836
Prepaid expenses                                                                     8,340               9,133
Other assets                                                                        20,515              20,810
                                                                               -----------         -----------
                                                                               $ 1,295,914         $ 1,297,690
                                                                               ===========         ===========

LIABILITIES AND EQUITY:

Notes payable                                                                  $   232,903         $   233,911
Line of credit and term loan payable                                               288,400             267,650
Senior notes                                                                       124,857             124,850
Accounts payable, accrued expenses and other liabilities (including
   related party amounts of $294 and $663, respectively)                            20,185              22,527
                                                                               -----------         -----------
                                                                                   666,345             648,938
Minority interests                                                                  40,861              41,754
                                                                               -----------         -----------

Stockholders' equity:
  Common stock par value $.01 per share, 100,000,000 authorized shares,
      31,399,638 and 32,074,368 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively                               314                 321
  Paid in capital in excess of par value                                           686,684             705,265
  Accumulated deficit                                                              (98,290)            (98,588)
                                                                               -----------         -----------
                                                                                   588,708             606,998
                                                                               -----------         -----------
                                                                               $ 1,295,914         $ 1,297,690
                                                                               ===========         ===========


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                    2001             2000
                                                  --------         --------
                                                         (unaudited)

REVENUE:
   Base rent                                      $ 34,524         $ 21,289
   Percentage rent                                     808              127
   Recoveries from tenants                           7,872            4,966
   Income from unconsolidated partnerships             217               71
   Other                                             1,875              610
                                                  --------         --------
                                                    45,296           27,063
                                                  --------         --------

EXPENSES:
   Property operating                                5,386            3,400
   Property taxes                                    3,443            1,983
   Depreciation and amortization                     6,868            4,656
   Interest                                         11,696            6,972
   General and administrative                        2,389            1,212
   Other                                               480               31
                                                  --------         --------
                                                    30,262           18,254
                                                  --------         --------

INCOME BEFORE MINORITY INTERESTS                    15,034            8,809
   Minority interests                                 (500)            (499)
                                                  --------         --------

NET INCOME                                        $ 14,534         $  8,310
                                                  ========         ========

Basic earnings per share                          $   0.46         $   0.39
Diluted earnings per share                        $   0.45         $   0.39


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                      2001             2000
                                                                    --------         --------
                                                                           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 14,534         $  8,310
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                      6,868            4,656
    Restricted stock amortization                                        169               --
    Amortization of prepaid financing costs                              224              169
    Income from unconsolidated partnerships                             (217)             (71)
    Minority interests                                                   500              499
    Changes in assets and liabilities:
     Decrease in restricted cash                                          10              203
     Decrease in accounts receivable                                   1,101              273
     Increase in accrued rent receivable                                (379)            (617)
     Increase in deferred lease commissions                             (354)            (326)
     Decrease in prepaid expenses                                        567              699
     Increase in other assets                                         (1,712)             (43)
     Decrease in accounts payable, accrued expenses
       and other liabilities                                          (2,226)             (43)
                                                                    --------         --------
       Net cash provided by operating activities                      19,085           13,709
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of and additions to operating properties             (1,565)          (5,155)
    Proceeds from sales of real estate                                 1,355               --
    Increase (decrease) in construction accounts payable and
      accrued expenses                                                  (116)             454
    Distributions from unconsolidated partnerships                        67               74
    Acquisition of Western                                            (1,348)              --
    Increase in other assets                                              --               (6)
    Collections of notes receivable                                      812              302
    Increases in notes receivable                                     (4,947)              (2)
                                                                    --------         --------
       Net cash used in investing activities                          (5,742)          (4,333)
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit proceeds                                           38,000            9,100
    Line of credit payments                                          (17,250)          (9,750)
    Notes payable payments                                            (1,001)            (838)
    Prepaid financing costs                                               --              (25)
    Repurchase of common shares                                      (20,850)              --
    Issuance of common shares                                          2,082               --
    Distributions paid                                               (15,208)          (8,960)
                                                                    --------         --------
       Net cash used by financing activities                         (14,227)         (10,473)
                                                                    --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (884)          (1,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,601            1,097
                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    717         $     --
                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest (net of amounts capitalized of
     $307 and $26, respectively)                                    $ 14,243         $  6,758

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Distributions payable                                           $     --         $  9,408
    Transfer of other assets to property                            $  2,486         $     --
    Note receivable issued upon sale of property                    $  2,400         $     --


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000,
       AND FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
          (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

1. MANAGEMENT STATEMENT AND GENERAL

     The consolidated financial statements of Pan Pacific Retail Properties, Inc. (the "Company") were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

2. STOCK PLANS

     In March 2001 and 2000, the Company granted 424,000 and 173,000 stock options, respectively, under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan. In January 2001, the Company also granted 212,000 shares of restricted stock under these plans.

3. EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                             ------------------------------
                                                                2001               2000
                                                             -----------        -----------

Income available to common stockholders:
  Basic                                                      $    14,534        $     8,310
  Add-back income allocated to dilutive operating
    partnership and LLC units (minority interests)                   271                486
                                                             -----------        -----------
  Diluted                                                    $    14,805        $     8,796
                                                             ===========        ===========

Weighted average shares:
  Basic                                                       31,297,692         21,252,512
  Incremental shares from assumed:
     Exercise of dilutive stock options                          138,557              7,433
     Conversion of dilutive operating partnership and
       LLC units                                               1,744,552          1,147,204
                                                             -----------        -----------
  Diluted                                                     33,180,801         22,407,149
                                                             ===========        ===========

     At March 31, 2000, 1,276,834 stock options were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive. At March 31, 2001, 314,587 LLC units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000,
       AND FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


4. RELATED PARTY TRANSACTIONS

(a) On January 4, 2001, the Company purchased 1,000,000 shares of its common stock from Revenue Properties (U.S.), Inc., an affiliate of the Company. The Company purchased the stock at a price of $20.85 per share and financed the transaction through a draw under its line of credit.

(b) Distributions on common stock paid to Revenue Properties (U.S.), Inc. were $3,643,000 and $4,323,000 during the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001 and 2000, $0 and $4,539,000, respectively, were payable as distributions to Revenue Properties (U.S.), Inc.

(c) The Company received $25,000 for each of the three months ended March 31, 2001 and 2000, which represents a reimbursement of costs incurred by the Company in providing financial services to Revenue Properties (U.S.), Inc. These amounts are included as a reduction of general and administrative expenses.

(d) The Company had notes receivable of $699,000 and $687,000 due from executive officers at March 31, 2001 and December 31, 2000, respectively. These notes were part of the acquisition of Western and replaced notes previously held by officers of Western. These notes bear interest at 7.50% and mature in October 2008. In addition, the Company had notes receivable of $118,000 and $116,000 due from executive officers at March 31, 2001 and December 31, 2000, respectively. These notes bear interest at 7.00% and mature in August 2001.


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

6. SUBSEQUENT EVENT

     In April 2001, the Company sold $150,000,000 of 7.95% senior notes due April 2011 priced at 99.225% of the principal amount. Net proceeds from the offering were used to repay borrowings under its term loan and line of credit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY LANGUAGE

     The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of our stock, financial performance and operations of our shopping centers, real estate conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions, changes in the availability of additional acquisitions, changes in local or national economic conditions, and other risks detailed from time to time in reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

     The following discussion should be read in connection with our consolidated financial statements of Pan Pacific Retail Properties, Inc. and subsidiaries, and the notes thereto, appearing elsewhere in this report.

     We receive income primarily from rental revenue from shopping center properties, including recoveries from tenants, offset by operating and overhead expenses. Primarily as a result of our acquisition program, including the acquisition of Western Properties Trust described below, which included interests in 50 shopping centers, the financial data show increases in total revenue and total expenses from period to period.

     On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged into newly issued common shares and operating partnership units, based upon a fixed exchange ratio of
0.62. As a result, we issued 10,754,256 shares of our common stock to holders of Western common shares and are obligated to issue 911,934 shares of our common stock upon the exchange of operating partnership units held by limited partners of Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., and Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P. In connection with this transaction, we assumed $135,000,000 of Western's debt obligations.

     We expect that the more significant part of our growth in the next year or two will come from additional acquisitions, rent increases from re-leasing and re-tenanting initiatives of the assets acquired in the Western acquisition and the benefit of the stabilization of other properties acquired during 2000.

RESULTS OF OPERATIONS

     Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000.

     Total revenue increased by $18,233,000 or 67.4% to $45,296,000 from $27,063,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000.

     Rental revenue increased by $13,916,000 or 65.0% to $35,332,000 from $21,416,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase in rental revenue resulted principally from three properties acquired in 2000 and the properties acquired as a result of our acquisition of Western in November 2000.

     Recoveries from tenants increased by $2,906,000 or 58.5% to $7,872,000 from $4,966,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase resulted principally from three properties acquired in 2000 and the acquisition of Western in November 2000. Recoveries from tenants were 89.2% of property operating expenses and property taxes for the three months ended March 31, 2001 compared to 92.3% of the same expenses for the same period in 2000.

     Property expenses include property operating expenses and property taxes. Property operating expenses increased by $1,986,000 or 58.4% to $5,386,000 from $3,400,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase resulted principally from three properties acquired in 2000 and the acquisition of Western in November 2000. Property taxes increased by $1,460,000 or 73.6% to $3,443,000 from $1,983,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase in property taxes was also primarily the result of three properties acquired in 2000 and the acquisition of Western in November 2000.

     Depreciation and amortization increased by $2,212,000 or 47.5% to $6,868,000 from $4,656,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increase resulted principally from three properties acquired in 2000 and the acquisition of Western in November 2000.

     Interest expense increased by $4,724,000 or 67.8% to $11,696,000 from $6,972,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily as a result of the debt obligations assumed upon the acquisition of Western and interest expense relating to funds drawn on our Revolving Credit Agreement to finance the three other properties acquired during 2000. These increases were partially offset by a reduction in the LIBOR component of our borrowing cost under the Revolving Credit Agreement and Term Credit Agreement over the comparable period in the prior year.

     General and administrative expenses increased by $1,177,000 or 97.1% to $2,389,000 from $1,212,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase resulted primarily from an increase in salaries and benefits and other related expenses resulting from the acquisition of Western as well as annual compensation increases in the first quarter of 2001. As a percentage of total revenue, general and administrative expenses were 5.3% and 4.5% for the three months ended March 31, 2001 and 2000, respectively.

     The following table compares the operating data for the 105 properties ("Same Properties") that were owned and in operation, including those previously owned by Western, for the entirety of the three months ended March 31, 2001 and 2000:

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                             2001                 2000
                                           -------              -------

                    Total revenue          $42,534              $40,006
                    Operating expenses      10,077                8,598
                                           -------              -------

                    Operating income       $32,457              $31,408
                                           =======              =======

     Operating income for the Same Properties for the three months ended March 31, 2001 increased over the same period in the prior year by $1,049,000 or 3.3%. This increase was primarily due to leasing at certain properties, previously owned by Western, which were under redevelopment in 2000.

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

     The following table presents the Company's Funds from Operations (assuming dilution) for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                          ---------------------------------
                                              2001                 2000
                                          ------------         ------------

Net income                                $ 14,534,000         $  8,310,000

Add:
   Depreciation and amortization             6,868,000            4,656,000
   Depreciation of unconsolidated
      partnership                               26,000                2,000
   Depreciation of non-real estate
      corporate assets                        (114,000)            (101,000)
   DownREIT minority interests                 500,000              486,000
   Net loss on sale of real estate             173,000                   --
                                          ------------         ------------
Funds from Operations                     $ 21,987,000         $ 13,353,000
                                          ============         ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                      33,495,388           22,407,149

CASH FLOWS

     Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000.

     Net cash provided by operating activities increased by $5,376,000 to $19,085,000 for the three months ended March 31, 2001, as compared to $13,709,000 for the three months ended March 31, 2000. The increase was primarily the result of an increase in operating income before depreciation and amortization due to property acquisitions and the acquisition of Western offset by an increase in other assets and a decrease in accounts payable, accrued expenses and other liabilities.

     Net cash used in investing activities increased by $1,409,000 to $5,742,000 for the three months ended March 31, 2001, compared to $4,333,000 for the three months ended March 31, 2000. The increase was primarily the result of an increase in notes receivable offset by a decrease in acquisitions of and additions to operating properties over the comparable period in prior year.

     Net cash used in financing activities increased by $3,754,000 to $14,227,000 for the three months ended March 31, 2001, compared to $10,473,000 for the three months ended March 31, 2000. The increase resulted primarily from the repurchase of shares of common stock, an increase in distributions paid and an increase in line of credit payments offset by an increase in line of credit proceeds.

LIQUIDITY AND CAPITAL RESOURCES

     Our total market capitalization at March 31, 2001, was approximately $1,387,272,000, based on the market closing price of our common stock at March 31, 2001 of $22.15 per share (assuming the conversion of 2,059,139 operating subsidiary units) and debt outstanding of approximately $646,160,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 46.6% at March 31, 2001. Our total market capitalization includes the effect of the purchase of 1,000,000 shares of our common stock we purchased from Revenue Properties (U.S.), Inc. on January 4, 2001. Our board of directors has adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, we may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

     In connection with our acquisition of Western in November 2000, we entered into a new financing arrangement including a $300,000,000 Revolving Credit Agreement and a $100,000,000 Term Credit Agreement. The Revolving Credit Agreement matures in January 2004 and the Term Credit Agreement matures in November 2001. At March 31, 2001, we had $111,600,000 available under our Revolving Credit Agreement and the full amount of the Term Credit Agreement had been drawn. At our option, amounts borrowed under the Revolving Credit Agreement bear interest at either LIBOR plus 1.10% or a reference rate. At our option, amounts borrowed under the Term Credit Agreement bear interest at either LIBOR plus 1.20% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under the Revolving Credit Agreement and the Term Credit Agreement at March 31, 2001 were 6.34% and 6.49%, respectively. We will continue to use the Revolving Credit Agreement to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes.

     Our indebtedness outstanding at March 31, 2001 requires balloon payments of $100,000,000 in 2001, $251,142,000 in 2004, $7,395,000 in 2005, $55,520,000 in
2006, $74,644,000 in 2007, $25,000,000 in 2008, $46,355,000 in 2009, $48,191,000
in 2010 and $5,836,000 in 2012. The balloon payment due in November 2001 represents the balance drawn on the Term Credit Agreement at March 31, 2001 of $100,000,000. The balloon payments due in the year 2004 include the balance drawn on the Revolving Credit Agreement at March 31, 2001 of $188,400,000 and senior unsecured notes of $50,000,000. With regard to the balloon payments noted above, it is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

     In April 2001, we issued $150,000,000 of 7.95% senior notes due April 15, 2011. The net proceeds were used to repay borrowings under the Revolving Credit Agreement and the Term Credit Agreement.

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

     The following table provides recent historical distribution information:

                                                                                                     Distribution
        Quarter Ended           Date Declared           Record Date           Date Paid               Per Share
        -------------           -------------           -----------           ---------              ------------
     March 31, 1999           February 10, 1999      March 17, 1999         April 16, 1999             $0.4000
     June 30, 1999            June 15, 1999          June 28, 1999          July 16, 1999              $0.4000
     September 30, 1999       September 9, 1999      September 24, 1999     October 22, 1999           $0.4000
     December 31, 1999        December 9, 1999       December 22, 1999      January 21, 2000           $0.4000
     March 31, 2000           February 9, 2000       March 17, 2000         April 14, 2000             $0.4200
     June 30, 2000            June 13, 2000          June 26, 2000          July 21, 2000              $0.4200
     September 30, 2000       September 15, 2000     September 25, 2000     October 20, 2000           $0.4200
     December 31, 2000        October 30, 2000       November 3, 2000       November 15, 2000          $0.2800
     March 31, 2001           January 30, 2001       February 16, 2001      March 15, 2001             $0.4550

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

     Interest Rate Risk

     As of March 31, 2001, we had $288,400,000 of outstanding floating rate debt under the Revolving Credit Agreement and Term Credit Agreement. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2001. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.7% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,295,914,000 and a market capitalization of $741,112,000 of our common stock and operating partnership units.

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

        10.1 Amendment No. 1 to Miscellaneous Rights Agreement dated as of January 12, 2001 (previously filed as exhibit 10.16 to Pan Pacific Retail Properties, Inc.'s Registration
                       Statement on Form S-3 (Registration No. 333-59336) and incorporated herein by reference)

        10.2* Form of Restricted Stock Agreement between Stuart A. Tanz and Pan Pacific Retail Properties, Inc.

*  Filed Herewith

     (b)  Reports on Form 8-K

          1. A form 8-K was filed on January 5, 2001 for purposes of disclosing that Pan Pacific Retail Properties, Inc. had purchased 1,000,000 shares of it's common stock from Revenue Properties (U.S.), Inc.

          2. A form 8-K was filed on April 10, 2001 for purposes of disclosing that Pan Pacific Retail Properties, Inc. issued $150,000,000 in principal amount of 7.95% senior notes due April 15, 2011.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2001.

PAN PACIFIC RETAIL PROPERTIES, INC.


By: /s/ Stuart A. Tanz                       By: /s/ Joseph B. Tyson
    -------------------------------              -------------------------------
        Stuart A. Tanz                               Joseph B. Tyson, CPA
        President and Chief                          Executive Vice President
        Executive Officer                            and Chief Financial Officer

                                 EXHIBIT INDEX


      Exhibit No.                           Description
      -----------                           -----------

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

        10.1 Amendment No. 1 to Miscellaneous Rights Agreement dated as of January 12, 2001 (previously filed as exhibit 10.16 to Pan Pacific Retail Properties, Inc.'s Registration
                       Statement on Form S-3 (Registration No. 333-59336) and incorporated herein by reference)

        10.2* Form of Restricted Stock Agreement between Stuart A. Tanz and Pan Pacific Retail Properties, Inc.


*  Filed Herewith