Form 10-Q
period 2001-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2001-08-10
CIK 1040454

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER: 001-13243

                                ---------------

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

     As of August 1, 2001, the number of shares of the registrant's common stock outstanding was 32,084,802.

================================================================================

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  JUNE 30,       DECEMBER 31,
                                                                   2001              2000
                                                                -----------      -----------
                                                                (unaudited)
ASSETS:

Properties, at cost:
   Land                                                         $   343,687      $   350,604
   Buildings and improvements (including related party
     development and acquisition fees of $1,235)                    893,765          887,353
   Tenant improvements                                               33,104           30,762
                                                                -----------      -----------
                                                                  1,270,556        1,268,719
   Less accumulated depreciation and amortization                   (85,316)         (73,895)
                                                                -----------      -----------
                                                                  1,185,240        1,194,824

Investments in unconsolidated partnerships                            6,984            6,816
Cash and cash equivalents                                             2,012            1,601
Restricted cash                                                         208              331
Accounts receivable (net of allowance for doubtful
  accounts of $1,789 and $1,404, respectively)                        6,088            7,107
Accrued rent receivable (net of allowance for
  doubtful accounts of $1,746 and $1,588,
  respectively)                                                      15,715           14,288
Notes receivable                                                     51,556           37,944
Deferred lease commissions (including unamortized
  related party amounts of $3,519 and $2,978, respectively,
  and net of accumulated amortization of $2,828 and $2,415,
  respectively)                                                       5,567            4,836
Prepaid expenses                                                     10,220            9,133
Other assets                                                         13,114           20,810
                                                                -----------      -----------
                                                                $ 1,296,704      $ 1,297,690
                                                                ===========      ===========

LIABILITIES AND EQUITY:

Notes payable                                                   $   231,906      $   233,911
Line of credit and term loan payable                                133,600          267,650
Senior notes                                                        273,727          124,850
Accounts payable, accrued expenses and other liabilities
  (including related party amounts of $288 and $663,
  respectively)                                                      21,624           22,527
                                                                -----------      -----------
                                                                    660,857          648,938
Minority interests                                                   38,775           41,754
                                                                -----------      -----------

Stockholders' equity:
   Common stock par value $.01 per share, 100,000,000
     authorized shares, 31,728,864 and 32,074,368 shares
     issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively                                    317              321
   Paid in capital in excess of par value                           693,028          705,265
   Accumulated deficit                                              (96,273)         (98,588)
                                                                -----------      -----------
                                                                    597,072          606,998
                                                                -----------      -----------
                                                                $ 1,296,704      $ 1,297,690
                                                                ===========      ===========

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                       ENDED                       ENDED
                                                      JUNE 30,                    JUNE 30,
                                               ----------------------      ----------------------
                                                 2001          2000          2001          2000
                                               --------      --------      --------      --------
                                                     (unaudited)                 (unaudited)
REVENUE:
   Base rent                                   $ 34,992      $ 21,789      $ 69,516      $ 43,078
   Percentage rent                                  761           173         1,569           300
   Recoveries from tenants                        7,911         4,658        15,783         9,624
   Net gain on sale of real estate                2,591            --         2,418            --
   Income from unconsolidated partnerships          193            78           410           149
   Other                                          2,148           667         4,023         1,277
                                               --------      --------      --------      --------
                                                 48,596        27,365        93,719        54,428
                                               --------      --------      --------      --------

EXPENSES:
   Property operating                             5,288         2,955        10,674         6,355
   Property taxes                                 3,467         2,046         6,910         4,029
   Depreciation and amortization                  7,897         4,770        14,765         9,426
   Interest                                      12,079         7,344        23,775        14,316
   General and administrative                     2,294         1,277         4,683         2,489
   Other                                            330            55           637            86
                                               --------      --------      --------      --------
                                                 31,355        18,447        61,444        36,701
                                               --------      --------      --------      --------

INCOME BEFORE MINORITY INTERESTS                 17,241         8,918        32,275        17,727
   Minority interests                              (880)         (504)       (1,380)       (1,003)
                                               --------      --------      --------      --------
NET INCOME                                     $ 16,361      $  8,414      $ 30,895      $ 16,724
                                               ========      ========      ========      ========
Basic earnings per share                       $   0.52      $   0.40      $   0.98      $   0.79
Diluted earnings per share                     $   0.51      $   0.40      $   0.96      $   0.79

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                          2001         2000
                                                                       ---------      --------
                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  30,895      $ 16,724
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         14,765         9,426
    Restricted stock amortization                                            408            --
    Amortization of prepaid financing costs                                  476           338
    Net gain on sale of real estate                                       (2,418)           --
    Income from unconsolidated partnerships                                 (410)         (149)
    Minority interests                                                     1,380         1,003
    Changes in assets and liabilities:
         Decrease in restricted cash                                         123           284
         Decrease in accounts receivable                                   1,019           333
         Increase in accrued rent receivable                              (1,427)       (1,080)
         Increase in deferred lease commissions                           (1,296)         (649)
         (Increase) decrease in prepaid expenses                            (183)        1,431
         Increase in other assets                                           (570)          (93)
         Decrease in accounts payable, accrued expenses
           and other liabilities                                            (977)       (3,033)
                                                                       ---------      --------
       Net cash provided by operating activities                          41,785        24,535
                                                                       ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of and additions to operating properties                 (8,558)      (18,853)
    Proceeds from sale of real estate                                     22,725            --
    Increase in construction accounts payable and accrued expenses            74           491
    Distributions from unconsolidated partnerships                           242           140
    Redemption of operating partnership units                             (2,203)           --
    Acquisition of Western                                                (1,846)           --
    Acquisition of minority interests                                         --          (412)
    Increase in other assets                                              (9,062)           (9)
    Collections of notes receivable                                        2,771           349
    Increase in notes receivable                                         (13,983)           (3)
                                                                       ---------      --------
       Net cash used in investing activities                              (9,840)      (18,297)
                                                                       ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit proceeds                                               55,450        29,500
    Line of credit payments                                             (189,500)      (16,750)
    Notes payable payments                                                (1,965)       (1,690)
    Issuance of senior notes, net                                        148,837            --
    Prepaid financing costs                                               (1,381)          (27)
    Repurchase of common shares                                          (20,850)           --
    Issuance of common shares                                              8,337            --
    Distributions paid                                                   (30,462)      (18,368)
                                                                       ---------      --------
       Net cash used in financing activities                             (31,534)       (7,335)
                                                                       ---------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    411        (1,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,601         1,097
                                                                       ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   2,012      $     --
                                                                       =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest (net of amounts capitalized
      of $545 and $35, respectively)                                   $  22,286      $ 13,860

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Distributions payable                                              $      --      $  9,408
    Transfer of other assets to property                               $  18,928      $     --
    Note receivable issued upon sale of property                       $   2,400      $    285

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000,
   AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


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

2. STOCK OPTION PLAN

     In March 2001 and 2000, the Company granted 416,000 and 173,000 stock options, respectively, under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan. In January 2001, the Company also granted 212,000 shares of restricted stock under these plans.

3. EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000:

                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                  ---------------------------     ---------------------------
                                                     2001             2000            2001            2000
                                                  -----------     -----------     -----------     -----------
     Income available to common stockholders:
       Basic                                      $    16,361     $     8,414     $    30,895     $    16,724
       Add-back income allocated to dilutive
         operating partnership and LLC units
         (minority interests)                             880             504           1,009             990
                                                  -----------     -----------     -----------     -----------
       Diluted                                    $    17,241     $     8,918     $    31,904     $    17,714
                                                  ===========     ===========     ===========     ===========

     Weighted average shares:
       Basic                                       31,519,590      21,252,512      31,409,325      21,252,512
       Incremental shares from assumed:
         Exercise of dilutive stock options           202,446          33,131         156,309          16,177
         Conversion of dilutive operating
           partnership and LLC units                1,960,238       1,147,204       1,694,828       1,147,204
                                                  -----------     -----------     -----------     -----------
       Diluted                                     33,682,274      22,432,847      33,260,462      22,415,893
                                                  ===========     ===========     ===========     ===========

     For the three months ended June 30, 2001, all stock options were dilutive and included in the calculation of diluted weighted-average shares. For the six months ended June 30, 2001, 314,587 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were antidilutive. For the three and six months ended June 30, 2000, 312,167 and 1,234,834 stock options, respectively, were excluded from the calculation of diluted weighted-average shares because they were antidilutive.

                       PAN PACIFIC RETAIL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000,
   AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


4. SENIOR NOTES

     In April 2001, the Company issued $150,000,000 in aggregate principal amount of 7.95% senior notes due April 2011. The Company sold these notes at 99.225% of the principal amount. The Company used the net proceeds from the offering to repay borrowings under its term loan and line of credit.

5. NET GAIN ON SALE OF REAL ESTATE

     The Company recorded a net gain on sale of real estate of $2,418,000 during the six months ended June 30, 2001. This gain related to the sale of a non-core shopping center, four single tenant assets and a parcel of land. The total sales proceeds of $25,125,000, were paid in cash and a note receivable.

6. RELATED PARTY TRANSACTIONS

     (a) On January 4, 2001, the Company purchased 1,000,000 shares of its common stock from Revenue Properties (U.S.), Inc., an affiliate of the Company. The Company purchased the stock at a price of $20.85 per share and financed the transaction through a draw under its line of credit.

     (b) Distributions on common stock paid to Revenue Properties (U.S.), Inc. were $6,309,000 and $8,863,000 during the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001 and 2000, $0 and $4,539,000, respectively, were payable as distributions to Revenue Properties (U.S.), Inc.

     (c) The Company received $15,000 and $40,000 for the six months ended June 30, 2001 and 2000, respectively. These amounts represent a reimbursement of costs incurred by the Company in providing financial services to Revenue Properties (U.S.), Inc. and are included as a reduction of general and administrative expenses.

     (d) The Company had notes receivable of $711,000 and $687,000 due from executive officers at June 30, 2001 and December 31, 2000, respectively. These notes were part of the acquisition of Western and replaced notes previously held by officers of Western. These notes bear interest at 7.50% and mature in October 2008. In addition, the Company had notes receivable of $120,000 and $116,000 due from executive officers at June 30, 2001 and December 31, 2000, respectively. These notes bear interest at 7.00% and mature in August 2001.

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

OVERVIEW

     The following discussion should be read in connection with the consolidated financial statements of Pan Pacific Retail Properties, Inc. and its subsidiaries, and the notes thereto, appearing elsewhere in this report.

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

     On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged into newly issued common shares and operating subsidiary units, based upon a fixed exchange ratio of 0.62 of a share of our common stock per Western share or operating subsidiary unit. As a result, we issued 10,754,256 shares of our common stock to holders of Western common shares. We are also currently obligated to issue 811,934 shares of our common stock upon the exchange of operating partnership units held by limited partners of Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., and Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P., or pay a cash amount, at our discretion. In connection with this transaction, we assumed $135,000,000 of Western's debt obligations.

     We expect that the more significant part of our growth in the next year or two will come from additional acquisitions, rent increases from re-leasing and re-tenanting initiatives of the assets acquired in the Western acquisition and the benefit of the stabilization of other properties acquired during 2000.

RESULTS OF OPERATIONS

     Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000.

     Total revenue increased by $39,291,000 or 72.2% to $93,719,000 from $54,428,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

     Rental revenue increased by $27,707,000 or 63.9% to $71,085,000 from $43,378,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase in rental revenue resulted principally from four properties acquired in 2000 and the properties acquired as a result of our acquisition of Western in November 2000.

     Recoveries from tenants increased by $6,159,000 or 64.0% to $15,783,000 from $9,624,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase resulted principally from four properties acquired in 2000 and the acquisition of Western in November 2000. Recoveries from tenants were 89.8% of property operating expenses and property taxes for the six months ended June 30, 2001 compared to 92.7% of the same expenses for the same period in 2000.

     Net gain on sale of real estate totaling $2,418,000 resulted from the sale of five non-core assets and a parcel of land during the period. There were no sales of assets during the comparable period in the prior year.

     Other income increased by $2,746,000 or 215.0% to $4,023,000 from $1,277,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase resulted principally from interest income on corporate notes receivable related to real estate activities.

     Property expenses include property operating expenses and property taxes. Property operating expenses increased by $4,319,000 or 68.0% to $10,674,000 from $6,355,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase resulted principally from four properties acquired in 2000 and the acquisition of Western in November 2000. Property taxes increased by $2,881,000 or 71.5% to $6,910,000 from $4,029,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase in property taxes was also primarily the result of four properties acquired in 2000 and the acquisition of Western in November 2000.

     Depreciation and amortization increased by $5,339,000 or 56.6% to $14,765,000 from $9,426,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increase resulted principally from four properties acquired in 2000 and the acquisition of Western in November 2000.

     Interest expense increased by $9,459,000 or 66.1% to $23,775,000 from $14,316,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, primarily as a result of the debt obligations assumed upon the acquisition of Western and interest expense relating to funds drawn on our Revolving Credit Agreement to finance the four other properties acquired during 2000. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under the Revolving Credit Agreement and Term Credit Agreement which were paid down with the net proceeds of the notes offering. These increases were partially offset by a reduction in the LIBOR component of our borrowing cost under the Revolving Credit Agreement and Term Credit Agreement over the comparable period in the prior year.

     General and administrative expenses increased by $2,194,000 or 88.1% to $4,683,000 from $2,489,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase resulted primarily from an increase in salaries and benefits and other related expenses resulting from the acquisition of Western as well as annual compensation increases in the first quarter of 2001. As a percentage of total revenue, general and administrative expenses were 5.0% and 4.6% for the six months ended June 30, 2001 and 2000, respectively.

     The following table compares the operating data for the "Same Properties" that were owned and in operation, including those previously owned by Western, for the entirety of the six months ended June 30, 2001 and 2000:

                                   SIX MONTHS ENDED
                                       JUNE 30,
                                -----------------------
                                 2001            2000
                                -------         -------
     Total revenue              $81,956         $78,223
     Operating expenses          19,469          17,089
                                -------         -------
     Operating income           $62,487         $61,134
                                =======         =======

     Operating income for the Same Properties for the six months ended June 30, 2001 increased over the same period in the prior year by $1,353,000 or 2.2%. This increase was primarily due to increases in percentage rent and other income from lease termination fees over the comparable period in the prior year.

     Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000.

     Total revenue increased by $21,231,000 or 77.6% to $48,596,000 from $27,365,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000.

     Rental revenue increased by $13,791,000 or 62.8% to $35,753,000 from $21,962,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase in rental revenue resulted principally from four properties acquired in 2000 and the properties acquired as a result of our acquisition of Western in November 2000.

     Recoveries from tenants increased by $3,253,000 or 69.8% to $7,911,000 from $4,658,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase resulted principally from four properties acquired in 2000 and the acquisition of Western in November 2000. Recoveries from tenants were 90.4% of property operating expenses and property taxes for the three months ended June 30, 2001 compared to 93.1% of the same expenses for the same period in 2000.

     Net gain on sale of real estate totaling $2,591,000 resulted from the sale of four non-core assets and a parcel of land during the period. There were no sales of assets during the comparable period in the prior year.

     Other income increased by $1,481,000 or 222.0% to $2,148,000 from $667,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase resulted principally from interest income on corporate notes receivable related to real estate activities.

     Property expenses include property operating expenses and property taxes. Property operating expenses increased by $2,333,000 or 79.0% to $5,288,000 from $2,955,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase resulted principally from four properties acquired in 2000 and the acquisition of Western in November 2000. Property taxes increased by $1,421,000 or 69.5% to $3,467,000 from $2,046,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase in property taxes was also primarily the result of four properties acquired in 2000 and the acquisition of Western in November 2000.

     Depreciation and amortization increased by $3,127,000 or 65.6% to $7,897,000 from $4,770,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase resulted principally from four properties acquired in 2000 and the acquisition of Western in November 2000.

     Interest expense increased by $4,735,000 or 64.5% to $12,079,000 from $7,344,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, primarily as a result of the debt obligations assumed upon the acquisition of Western and interest expense relating to funds drawn on our Revolving Credit Agreement to finance the four other properties acquired during 2000. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under the Revolving Credit Agreement and Term Credit Agreement which were paid down with the net proceeds of the notes offering. These increases were partially offset by a reduction in the LIBOR component of our borrowing cost under the Revolving Credit Agreement and Term Credit Agreement over the comparable period in the prior year.

     General and administrative expenses increased by $1,017,000 or 79.6% to $2,294,000 from $1,277,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase resulted primarily from an increase in salaries and benefits and other related expenses resulting from the acquisition of Western as well as annual compensation increases in the first quarter of 2001. As a percentage of total revenue, general and administrative expenses were 4.7% for each of the three months ended June 30, 2001 and 2000.

     The following table compares the operating data for the "Same Properties" that were owned and in operation, including those previously owned by Western, for the entirety of the three months ended June 30, 2001 and 2000:

                                  THREE MONTHS ENDED
                                       JUNE 30,
                                -----------------------
                                 2001            2000
                                -------         -------
     Total revenue              $41,345         $39,325
     Operating expenses           9,723           9,025
                                -------         -------
     Operating income           $31,622         $30,300
                                =======         =======

     Operating income for the Same Properties for the three months ended June 30, 2001 increased over the same period in the prior year by $1,322,000 or 4.4%. This increase was primarily due to increases in percentage rent and other income from lease termination fees over the comparable period in the prior year.

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

     The following table presents the Company's Funds from Operations (assuming dilution) for the three and six months ended June 30, 2001 and the three and six months ended June 30, 2000:

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  JUNE 30,                            JUNE 30,
                                       ------------------------------      ------------------------------
                                           2001              2000              2001              2000
                                       ------------      ------------      ------------      ------------
Net income                             $ 16,361,000      $  8,414,000      $ 30,895,000      $ 16,724,000

Add:
   Depreciation and amortization          7,897,000         4,770,000        14,765,000         9,426,000
   Depreciation of unconsolidated
      partnerships                           30,000             2,000            56,000             4,000
   Depreciation of non-real estate
      corporate assets                     (132,000)         (105,000)         (246,000)         (206,000)
   DownREIT minority interests              880,000           504,000         1,380,000           990,000

Less:
   Net gain on sale of real estate       (2,591,000)               --        (2,418,000)               --
                                       ------------      ------------      ------------      ------------
Funds from Operations                  $ 22,445,000      $ 13,585,000      $ 44,432,000      $ 26,938,000
                                       ============      ============      ============      ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                   33,682,274        22,432,847        33,575,049        22,415,893

CASH FLOWS

     Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000.

     Net cash provided by operating activities increased by $17,250,000 to $41,785,000 for the six months ended June 30, 2001, as compared to $24,535,000 for the six months ended June 30, 2000. The increase was primarily the result of increases in operating income before depreciation and amortization due to property acquisitions and the acquisition of Western as well as accounts payable, accrued expenses and other liabilities offset by a net gain on sale of real estate and an increase in prepaid expenses.

     Net cash used in investing activities decreased by $8,457,000 to $9,840,000 for the six months ended June 30, 2001, compared to $18,297,000 for the six months ended June 30, 2000. The decrease was primarily the result of a decrease in acquisitions of and additions to operating properties and an increase in proceeds from sale of real estate offset by increases in notes receivable and other assets over the comparable period in the prior year.

     Net cash used in financing activities increased by $24,199,000 to $31,534,000 for the six months ended June 30, 2001, compared to $7,335,000 for the six months ended June 30, 2000. The increase resulted primarily from an increase in line of credit payments, the repurchase of shares of common stock and an increase in distributions paid offset by an issuance of senior notes and an increase in line of credit proceeds.

LIQUIDITY AND CAPITAL RESOURCES

     Our total market capitalization at June 30, 2001, was approximately $1,515,121,000, based on the market closing price of our common stock at June 30, 2001 of $26.00 per share (assuming the conversion of 1,959,139 operating subsidiary units) and debt outstanding of approximately $639,233,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 42.2% at June 30, 2001. Our board of directors has adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, we may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

     In connection with our acquisition of Western in November 2000, we entered into a new financing arrangement including a $300,000,000 Revolving Credit Agreement and a $100,000,000 Term Credit Agreement. The Revolving Credit Agreement matures in January 2004 and the Term Credit Agreement matures in November 2001. At June 30, 2001, we had $216,400,000 available under our Revolving Credit Agreement. At our option, amounts borrowed under the Revolving Credit Agreement bear interest at either LIBOR plus 1.10% or a reference rate. At our option, amounts borrowed under the Term Credit Agreement bear interest at either LIBOR plus 1.20% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under the Revolving Credit Agreement and the Term Credit Agreement at June 30, 2001 were 5.91% and 6.62%, respectively. We will continue to use the Revolving Credit Agreement to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In April 2001, we issued $150,000,000 of 7.95% senior notes due April 15, 2011. The net proceeds were used to repay borrowings under the Revolving Credit Agreement and the Term Credit Agreement.

     Our indebtedness outstanding at June 30, 2001 requires balloon payments of $50,000,000 in 2001, $146,342,000 in 2004, $7,395,000 in 2005, $55,520,000 in
2006, $74,644,000 in 2007, $25,000,000 in 2008, $46,355,000 in 2009, $48,191,000
in 2010, $150,000,000 in 2011 and $5,836,000 in 2012. The balloon payment due in
November 2001 represents the balance drawn on the Term Credit Agreement at June 30, 2001 of $50,000,000, which was repaid on July 10, 2001 with a draw under the Revolving Credit Agreement. The balloon payments due in the year 2004 include the balance drawn on the Revolving Credit Agreement at June 30, 2001 of $83,600,000 and senior unsecured notes of $50,000,000. With regard to the balloon payments noted above, it is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

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

     The following table provides recent historical distribution information:

                                                                                            Distribution
   Quarter Ended           Date Declared          Record Date             Date Paid           Per Share
   -------------           -------------          -----------             ---------         ------------
March 31, 1999           February 10, 1999      March 17, 1999         April 16, 1999          $0.4000
June 30, 1999            June 15, 1999          June 28, 1999          July 16, 1999           $0.4000
September 30, 1999       September 9, 1999      September 24, 1999     October 22, 1999        $0.4000
December 31, 1999        December 9, 1999       December 22, 1999      January 21, 2000        $0.4000
March 31, 2000           February 9, 2000       March 17, 2000         April 14, 2000          $0.4200
June 30, 2000            June 13, 2000          June 26, 2000          July 21, 2000           $0.4200
September 30, 2000       September 15, 2000     September 25, 2000     October 20, 2000        $0.4200
December 31, 2000        October 30, 2000       November 3, 2000       November 15, 2000       $0.2800(1)
March 31, 2001           January 30, 2001       February 16, 2001      March 15, 2001          $0.4550
June 30, 2001            May 16, 2001           May 25, 2001           June 15, 2001           $0.4550

----------------
(1) During the fourth quarter of 2000 we distributed a special, two-month dividend of $0.28 a share. This dividend was in connection with the Western acquisition, and was paid to our stockholders of record before the merger transaction was closed to address the two-month shift in timing for the payment of our normal quarterly dividend in future periods.

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

     The Revolving Credit Agreement bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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

     Interest Rate Risk

     As of June 30, 2001, we had $133,600,000 of outstanding floating rate debt under the Revolving Credit Agreement and Term Credit Agreement. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2001. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.7% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,296,704,000 and a market capitalization of $875,888,000 of our common stock and operating partnership units.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit
      No.                              Description
    -------     ----------------------------------------------------------------

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

      4.2 Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust's Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by this reference)

      4.3 Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust's Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by this reference)

      4.4 Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust's Form 8-K dated September 24, 1997, and incorporated herein by this reference)

      4.5 Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust's Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

      4.6 Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust's Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

      4.7 Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.'s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

      4.8 Form of Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.2 to Western Properties Trust's Registration Statement on Form S-3 (Registration No. 333-71270) and incorporated herein by reference)

    Exhibit
      No.                              Description
    -------     ----------------------------------------------------------------
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

      4.10 Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.'s Form 8-K, filed on April 10, 2001, and incorporated herein by reference)

      4.11 Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.'s Form 8-K, filed on April 10, 2001, and incorporated herein by reference)

      4.12 Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.'s Form 8-K, filed on April 10, 2001, and incorporated herein by reference)

(b) Reports on Form 8-K

     A form 8-K was filed on April 10, 2001 for purposes of disclosing that Pan Pacific Retail Properties, Inc. issued $150,000,000 in principal amount of 7.95% senior notes due April 15, 2011.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2001.

PAN PACIFIC RETAIL PROPERTIES, INC.


By:        /s/ Stuart A. Tanz                By:     /s/ Joseph B. Tyson
    --------------------------------------       -------------------------------
               Stuart A. Tanz                          Joseph B. Tyson, CPA
    President and Chief Executive Officer          Executive Vice President and
                                                     Chief Financial Officer