Form 10-Q
period 2001-09-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2001-11-02
CIK 1040454

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                        COMMISSION FILE NUMBER: 001-13243

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

     As of October 29, 2001, the number of shares of the registrant's common stock outstanding was 32,319,746.


================================================================================

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  2001                2000
                                                              -------------       -----------
                                                              (unaudited)
ASSETS:

Properties, at cost:
   Land                                                       $   348,840         $   350,604
   Buildings and improvements (including related party
     development and acquisition fees of $1,235)                  907,390             887,353
   Tenant improvements                                             34,179              30,762
                                                              -----------         -----------
                                                                1,290,409           1,268,719
   Less accumulated depreciation and amortization                 (91,857)            (73,895)
                                                              -----------         -----------
                                                                1,198,552           1,194,824

Investments in unconsolidated partnerships                          6,967               6,816
Cash and cash equivalents                                             225               1,601
Restricted cash                                                       292                 331
Accounts receivable (net of allowance for doubtful
  accounts of $1,559 and $1,404, respectively)                      7,005               7,107
Accrued rent receivable (net of allowance for doubtful
  accounts of $1,847 and $1,588, respectively)                     16,619              14,288
Notes receivable                                                   57,005              37,944
Deferred lease commissions (including unamortized
  related party amounts of $3,963 and $2,978,
  respectively, and net of accumulated amortization
  of $3,089 and $2,415, respectively)                               5,988               4,836
Prepaid expenses                                                   10,496               9,133
Other assets                                                        4,134              20,810
                                                              -----------         -----------
                                                              $ 1,307,283         $ 1,297,690
                                                              ===========         ===========

LIABILITIES AND EQUITY:

Notes payable                                                 $   230,897         $   233,911
Line of credit and term loan payable                              135,600             267,650
Senior notes                                                      273,764             124,850
Accounts payable, accrued expenses and other
  liabilities (including related party amounts
  of $315 and $663, respectively)                                  28,930              22,527
                                                              -----------         -----------
                                                                  669,191             648,938
Minority interests                                                 29,299              41,754
                                                              -----------         -----------

Stockholders' equity:
  Common stock par value $.01 per share,
    100,000,000 authorized shares, 32,196,686
    and 32,074,368 shares issued and outstanding
    at September 30, 2001 and December 31, 2000,
    respectively                                                      322                 321
  Paid in capital in excess of par value                          702,879             705,265
  Accumulated deficit                                             (94,408)            (98,588)
                                                              -----------         -----------
                                                                  608,793             606,998
                                                              -----------         -----------
                                                              $ 1,307,283         $ 1,297,690
                                                              ===========         ===========

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                       ENDED                         ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                               -----------------------      -----------------------
                                                 2001           2000          2001          2000
                                               --------      ---------      ---------      --------
                                                    (unaudited)                   (unaudited)
REVENUE:
   Base rent                                   $ 34,913      $  22,163      $ 104,429      $ 65,241
   Percentage rent                                  253            135          1,822           435
   Recoveries from tenants                        8,226          5,011         24,009        14,635
   Net gain on sale of real estate                  926             --          3,344            --
   Income from unconsolidated partnerships          187             77            597           226
   Other                                          2,128            658          6,151         1,935
                                               --------      ---------      ---------      --------
                                                 46,633         28,044        140,352        82,472
                                               --------      ---------      ---------      --------

EXPENSES:
   Property operating                             4,946          3,330         15,620         9,685
   Property taxes                                 3,376          2,054         10,286         6,083
   Depreciation and amortization                  7,106          4,992         21,871        14,418
   Interest                                      11,562          7,627         35,337        21,943
   General and administrative                     2,132            812          6,815         3,301
   Other                                            332             32            969           118
                                               --------      ---------      ---------      --------
                                                 29,454         18,847         90,898        55,548
                                               --------      ---------      ---------      --------

INCOME BEFORE MINORITY INTERESTS                 17,179          9,197         49,454        26,924
   Minority interests                              (663)          (473)        (2,043)       (1,476)
                                               --------      ---------      ---------      --------

NET INCOME                                     $ 16,516      $   8,724      $  47,411      $ 25,448
                                               ========      =========      =========      ========

Basic earnings per share                       $   0.52      $    0.41      $    1.50      $   1.20
Diluted earnings per share                     $   0.50      $    0.41      $    1.47      $   1.20


          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE NINE MONTHS
                                                                        ENDED
                                                                    SEPTEMBER 30,
                                                                ---------------------
                                                                   2001        2000
                                                                ---------    --------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  47,411    $ 25,448
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  21,871      14,418
    Restricted stock amortization                                     647          --
    Amortization of prepaid financing costs                           742         508
    Net gain on sale of real estate                                (3,344)         --
    Income from unconsolidated partnerships                          (597)       (226)
    Minority interests                                              2,043       1,476
    Changes in assets and liabilities:
         Decrease in restricted cash                                   39         421
         Decrease (increase) in accounts receivable                   102        (713)
         Increase in accrued rent receivable                       (2,331)     (1,539)
         Increase in deferred lease commissions                    (2,035)     (1,333)
         (Increase) decrease in prepaid expenses                     (480)        525
         Increase in other assets                                    (822)     (1,673)
         Increase (decrease) in accounts payable,
           accrued expenses and other liabilities                   6,513        (631)
                                                                ---------    --------
       Net cash provided by operating activities                   69,759      36,681
                                                                ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of and additions to operating properties         (32,556)    (47,010)
    Proceeds from sale of real estate                              27,825          --
    (Decrease) increase in construction accounts
      payable and accrued expenses                                   (110)         83
    Distributions from unconsolidated partnerships                    446         207
    Redemption of operating subsidiary units                       (2,203)         --
    Acquisition of Western                                         (1,952)         --
    Acquisition of minority interests                                  --        (533)
    Increase in other assets                                           --         (11)
    Collections of notes receivable                                 2,732         442
    Increase in notes receivable                                  (19,393)       (285)
                                                                ---------    --------
       Net cash used in investing activities                      (25,211)    (47,107)
                                                                ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit proceeds                                       123,750      63,700
    Line of credit payments                                      (255,800)    (24,000)
    Notes payable payments                                         (2,937)     (2,564)
    Issuance of senior notes, net                                 148,837          --
    Prepaid financing costs                                        (1,625)        (31)
    Repurchase of common shares                                   (20,850)         --
    Issuance of common shares                                       8,499          --
    Distributions paid                                            (45,798)    (27,776)
                                                                ---------    --------
       Net cash (used in) provided by financing activities        (45,924)      9,329
                                                                ---------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (1,376)     (1,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,601       1,097
                                                                ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     225    $     --
                                                                =========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized
    of $847 and $50, respectively)                              $  33,416    $ 21,226

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Distributions payable                                       $      --    $  9,408
    Transfer of other assets to property                        $  19,057    $     --
    Conversion of operating subsidiary units to common stock    $   9,308    $     --
    Note receivable issued upon sale of property                $   2,400    $     --
    Issuance of restricted stock                                $     647    $    262

          See accompanying notes to consolidated financial statements.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000,
  AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2001 AND 2000 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)

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

2.   STOCK OPTION PLAN

     In March 2001 and 2000, the Company granted 416,000 and 173,000 stock options, respectively, under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan. During the first quarter of 2001, the Company also granted 212,800 shares of restricted stock under these plans.

3.   EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000:

                                             FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS
                                                    SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                             ---------------------------     ---------------------------
                                                2001             2000            2001            2000
                                             -----------     -----------     -----------     -----------
Income available to common stockholders:
  Basic                                      $    16,516     $     8,724     $    47,411     $    25,448
  Add-back income allocated to dilutive
    operating partnership and LLC units
    (minority interests)                             663             473           1,528           1,463
                                             -----------     -----------     -----------     -----------
  Diluted                                    $    17,179     $     9,197     $    48,939     $    26,911
                                             ===========     ===========     ===========     ===========

Weighted average shares:
  Basic                                       32,056,489      21,252,512      31,627,417      21,252,512
  Incremental shares from assumed:
    Exercise of dilutive stock options           326,166          72,510         178,325          24,496
    Conversion of dilutive operating
      partnership and LLC units                1,639,486       1,147,204       1,570,164       1,147,204
                                             -----------     -----------     -----------     -----------
  Diluted                                     34,022,141      22,472,226      33,375,906      22,424,212
                                             ===========     ===========     ===========     ===========

     For the three months ended September 30, 2001, all stock options and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the nine months ended September 30, 2001, 314,587 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were antidilutive. For the three and nine months ended September 30, 2000, 310,167 and 1,182,834 stock options, respectively, were excluded from the calculation of diluted weighted-average shares because they were antidilutive.

                       PAN PACIFIC RETAIL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000,
  AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2001 AND 2000 (UNAUDITED)
        (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT OPTION AND SHARE DATA)


4.   SENIOR NOTES

     In April 2001, the Company issued $150,000,000 in aggregate principal amount of 7.95% senior notes due April 2011. The Company sold these notes at 99.225% of the principal amount. The Company used the net proceeds from the offering to repay borrowings under its term loan and line of credit.

5.   NET GAIN ON SALE OF REAL ESTATE

     The Company recorded a net gain on sale of real estate of $3,344,000 during the nine months ended September 30, 2001. This gain related to the sale of a non-core shopping center, five single tenant assets and a parcel of land. The total sales proceeds of $30,225,000, were paid in cash and a note receivable.

6.   RELATED PARTY TRANSACTIONS

     (a) On January 4, 2001, the Company purchased 1,000,000 shares of its common stock from Revenue Properties (U.S.), Inc., an affiliate of the Company. The Company purchased the stock at a price of $20.85 per share and financed the transaction through a draw under its line of credit.

     (b) Distributions on common stock paid to Revenue Properties (U.S.), Inc. were $7,004,000 and $13,402,000 during the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, $0 and $4,539,000, respectively, were payable as distributions to Revenue Properties (U.S.), Inc.

     (c) The Company received $15,000 and $55,000 for the nine months ended September 30, 2001 and 2000, respectively. These amounts represent a reimbursement of costs incurred by the Company in providing financial services to Revenue Properties (U.S.), Inc. and are included as a reduction of general and administrative expenses.

     (d) The Company had notes receivable of $723,000 and $687,000 due from executive officers at September 30, 2001 and December 31, 2000, respectively. These notes were part of the acquisition of Western and replaced notes previously held by officers of Western. These notes bear interest at 7.50% and mature in October 2008. In addition, the Company had notes receivable of $122,000 and $116,000 due from executive officers at September 30, 2001 and December 31, 2000, respectively. These notes, which bear interest at 7.00%, were scheduled to mature in August 2001 and have been extended.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY LANGUAGE

     The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of our stock, financial performance and operations of our shopping centers, real estate conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions, changes in the availability of additional acquisitions, changes in local or national economic conditions, acts of terrorism or war and other risks detailed from time to time in reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2000.

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

     During the current year six non-core assets and a parcel of land were sold. The cash proceeds were used towards the purchase of three shopping center assets.

     On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged into newly issued common shares and operating subsidiary units, based upon a fixed exchange ratio of 0.62 of a share of our common stock per Western share or operating subsidiary unit. As a result, we issued 10,754,256 shares of our common stock to holders of Western common shares. We are also currently obligated to issue 352,173 shares of our common stock upon the exchange of operating subsidiary units held by limited partners of Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., and Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P., or pay a cash amount, at our discretion. In connection with this transaction, we assumed $135,000,000 of Western's debt obligations.

     We expect that the more significant part of our growth in the next year or two will come from additional acquisitions, rent increases from re-leasing and re-tenanting initiatives of the assets acquired in the Western acquisition and the benefit of the stabilization of other properties acquired during 2001 and 2000.

RESULTS OF OPERATIONS

     Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000.

     Total revenue increased by $57,880,000 or 70.2% to $140,352,000 from $82,472,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

     Rental revenue increased by $40,575,000 or 61.8% to $106,251,000 from $65,676,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase in rental revenue resulted principally from four properties acquired in 2000 and the properties acquired as a result of our acquisition of Western in November 2000.

     Recoveries from tenants increased by $9,374,000 or 64.1% to $24,009,000 from $14,635,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase resulted principally from four properties acquired in 2000 and the acquisition of Western in November 2000. Recoveries from tenants were 92.7% of property operating expenses and property taxes for the nine months ended September 30, 2001 compared to 92.8% of the same expenses for the same period in 2000.

     Net gain on sale of real estate totaling $3,344,000 resulted from the sale of six non-core assets and a parcel of land during the nine months ended September 30, 2001. There were no sales of assets during the comparable period in the prior year.

     Other income increased by $4,216,000 or 217.9% to $6,151,000 from $1,935,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase resulted principally from interest income on corporate notes receivable related to real estate activities.

     Property expenses include property operating expenses and property taxes. Property operating expenses increased by $5,935,000 or 61.3% to $15,620,000 from $9,685,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase resulted principally from four properties acquired in 2000 and the acquisition of Western in November 2000. Property taxes increased by $4,203,000 or 69.1% to $10,286,000 from $6,083,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase in property taxes was also primarily the result of four properties acquired in 2000 and the acquisition of Western in November 2000.

     Depreciation and amortization increased by $7,453,000 or 51.7% to $21,871,000 from $14,418,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase resulted principally from four properties acquired in 2000 and the acquisition of Western in November 2000.

     Interest expense increased by $13,394,000 or 61.0% to $35,337,000 from $21,943,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, primarily as a result of the debt obligations assumed upon the acquisition of Western and interest expense relating to funds drawn on our Revolving Credit Agreement to finance the four other properties acquired during 2000. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under the Revolving Credit Agreement and Term Credit Agreement which were paid down with the net proceeds of the notes offering. These increases were partially offset by a reduction in the LIBOR component of our borrowing cost under the Revolving Credit Agreement and Term Credit Agreement over the comparable period in the prior year.

     General and administrative expenses increased by $3,514,000 or 106.5% to $6,815,000 from $3,301,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase resulted primarily from an increase in salaries and benefits and other related expenses resulting from the acquisition of Western as well as annual compensation increases in the first quarter of 2001. As a percentage of total revenue, general and administrative expenses were 4.9% and 4.0% for the nine months ended September 30, 2001 and 2000, respectively.

     Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000.

     Total revenue increased by $18,589,000 or 66.3% to $46,633,000 from $28,044,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

     Rental revenue increased by $12,868,000 or 57.7% to $35,166,000 from $22,298,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase in rental revenue resulted principally from three properties acquired in 2000 and the properties acquired as a result of our acquisition of Western in November 2000.

     Recoveries from tenants increased by $3,215,000 or 64.2% to $8,226,000 from $5,011,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase resulted principally from three properties acquired in 2000 and the acquisition of Western in November 2000. Recoveries from tenants were 98.8% of property operating expenses and property taxes for the three months ended September 30, 2001 compared to 93.1% of the same expenses for the same period in 2000.

     Net gain on sale of real estate totaling $926,000 resulted from the sale of one non-core asset during the three months ended September 30, 2001. There were no sales of assets during the comparable period in the prior year.

     Other income increased by $1,470,000 or 223.4% to $2,128,000 from $658,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase resulted principally from interest income on corporate notes receivable related to real estate activities.

     Property expenses include property operating expenses and property taxes. Property operating expenses increased by $1,616,000 or 48.5% to $4,946,000 from $3,330,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase resulted principally from three properties acquired in 2000 and the acquisition of Western in November 2000. Property taxes increased by $1,322,000 or 64.4% to $3,376,000 from $2,054,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase in property taxes was also primarily the result of three properties acquired in 2000 and the acquisition of Western in November 2000.

     Depreciation and amortization increased by $2,114,000 or 42.3% to $7,106,000 from $4,992,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The increase resulted principally from three properties acquired in 2000 and the acquisition of Western in November 2000.

     Interest expense increased by $3,935,000 or 51.6% to $11,562,000 from $7,627,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, primarily as a result of the debt obligations assumed upon the acquisition of Western and interest expense relating to funds drawn on our Revolving Credit Agreement to finance the three other properties acquired during 2000. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under the Revolving Credit Agreement and Term Credit Agreement which were paid down with the net proceeds of the notes offering. These increases were partially offset by a reduction in the LIBOR component of our borrowing cost under the Revolving Credit Agreement and Term Credit Agreement over the comparable period in the prior year.

     General and administrative expenses increased by $1,320,000 or 162.6% to $2,132,000 from $812,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase resulted primarily from an increase in salaries and benefits and other related expenses resulting from the acquisition of Western as well as annual compensation increases in the first quarter of 2001. As a percentage of total revenue, general and administrative expenses were 4.6% and 2.9% for the three months ended September 30, 2001 and 2000, respectively.

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

     The following table presents the Company's Funds from Operations (assuming dilution) for the three and nine months ended September 30, 2001 and the three and nine months ended September 30, 2000:

                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                         --------------------------------        --------------------------------
                                             2001                2000                2001                2000
                                         ------------        ------------        ------------        ------------
Net income                               $ 16,516,000        $  8,724,000        $ 47,411,000        $ 25,448,000

Add:
   Depreciation and amortization            7,106,000           4,992,000          21,871,000          14,418,000
   Depreciation of unconsolidated
      partnerships                             32,000               2,000              88,000               6,000
   Depreciation of non-real estate
      corporate assets                       (147,000)           (106,000)           (393,000)           (312,000)
   DownREIT minority interests                663,000             473,000           2,043,000           1,463,000

Less:
   Net gain on sale of real estate           (926,000)                 --          (3,344,000)                 --
                                         ------------        ------------        ------------        ------------
Funds from Operations                    $ 23,244,000        $ 14,085,000        $ 67,676,000        $ 41,023,000
                                         ============        ============        ============        ============
Weighted average number of shares
   of common stock outstanding
   (assuming dilution)                     34,022,141          22,472,226          33,690,493          22,424,212

CASH FLOWS

     Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000.

     Net cash provided by operating activities increased by $33,078,000 to $69,759,000 for the nine months ended September 30, 2001, as compared to $36,681,000 for the nine months ended September 30, 2000. The increase was primarily the result of increases in operating income before depreciation and amortization due to property acquisitions and the acquisition of Western as well as accounts payable, accrued expenses and other liabilities offset by a net gain on sale of real estate.

     Net cash used in investing activities decreased by $21,896,000 to $25,211,000 for the nine months ended September 30, 2001, compared to $47,107,000 for the nine months ended September 30, 2000. The decrease was primarily the result of a decrease in acquisitions of and additions to operating properties and an increase in proceeds from sale of real estate offset by an increase in notes receivable and the redemption of operating subsidiary units over the comparable period in the prior year.

     Net cash used in financing activities increased by $55,253,000 to $45,924,000 for the nine months ended September 30, 2001, compared to net cash provided by financing activities of $9,329,000 for the nine months ended September 30, 2000. The increase resulted primarily from an increase in line of credit payments, the repurchase of shares of common stock and an increase in distributions paid offset by an issuance of senior notes, an increase in line of credit proceeds and the issuance of common shares.

LIQUIDITY AND CAPITAL RESOURCES

     Our total market capitalization at September 30, 2001, was approximately $1,528,152,000, based on the market closing price of our common stock at September 30, 2001 of $26.35 per share (assuming the conversion of 1,499,377 operating subsidiary units) and debt outstanding of approximately $640,261,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 41.9% at September 30, 2001. Our board of directors has adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, we may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

     In connection with our acquisition of Western in November 2000, we entered into a new financing arrangement including a $300,000,000 Revolving Credit Agreement and a $100,000,000 Term Credit Agreement. The Revolving Credit Agreement matures in January 2004 and the Term Credit Agreement was scheduled to mature in November 2001. At September 30, 2001, we had $164,400,000 available under our Revolving Credit Agreement and the Term Credit Agreement had been repaid in full. At our option, amounts borrowed under the Revolving Credit Agreement bear interest at either LIBOR plus 1.10% or a reference rate. At our option, amounts borrowed under the Term Credit Agreement bore interest at either LIBOR plus 1.20% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under the Revolving Credit Agreement at September 30, 2001 was 4.21%. We will continue to use the Revolving Credit Agreement to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In April 2001, we issued $150,000,000 of 7.95% senior notes due April 15, 2011. The net proceeds were used to repay borrowings under the Revolving Credit Agreement and the Term Credit Agreement.

     Our indebtedness outstanding at September 30, 2001 includes balloon payments and scheduled senior note redemptions of $198,342,000 in 2004, $7,395,000 in 2005, $55,520,000 in 2006, $74,644,000 in 2007, $25,000,000 in
2008, $46,355,000 in 2009, $48,191,000 in 2010, $150,000,000 in 2011 and
$5,836,000 in 2012. The payments due in the year 2004 include the balance drawn on the Revolving Credit Agreement at September 30, 2001 of $135,600,000. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

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

     The following table provides recent historical distribution information:


                                                                                               Distribution
  Quarter Ended            Date Declared          Record Date             Date Paid              Per Share
  -------------            -------------          -----------             ---------            ------------
March 31, 1999           February 10, 1999      March 17, 1999         April 16, 1999             $0.4000
June 30, 1999            June 15, 1999          June 28, 1999          July 16, 1999              $0.4000
September 30, 1999       September 9, 1999      September 24, 1999     October 22, 1999           $0.4000
December 31, 1999        December 9, 1999       December 22, 1999      January 21, 2000           $0.4000
March 31, 2000           February 9, 2000       March 17, 2000         April 14, 2000             $0.4200
June 30, 2000            June 13, 2000          June 26, 2000          July 21, 2000              $0.4200
September 30, 2000       September 15, 2000     September 25, 2000     October 20, 2000           $0.4200
December 31, 2000        October 30, 2000       November 3, 2000       November 15, 2000          $0.2800(1)
March 31, 2001           January 30, 2001       February 16, 2001      March 15, 2001             $0.4550
June 30, 2001            May 16, 2001           May 25, 2001           June 15, 2001              $0.4550
September 30, 2001       August 14, 2001        August 31, 2001        September 14, 2001         $0.4550

-------------
(1) During the fourth quarter of 2000 we distributed a special, two-month dividend of $0.28 a share. This dividend was in connection with the Western acquisition, and was paid to our stockholders of record before the merger transaction was closed to address the two-month shift in timing for the payment of our normal quarterly dividend in future periods.

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

     Interest Rate Risk

     As of September 30, 2001, we had $135,600,000 of outstanding floating rate debt under the Revolving Credit Agreement. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2001. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.7% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,307,283,000 and a market capitalization of $887,891,000 of our common stock and operating subsidiary units.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit No.                      Description
            -----------   -----------------------------------------------------
                3.1       Articles of Amendment and Restatement of the Company
                          (previously filed as Exhibit 3.1 to the Company's
                          Registration Statement on Form S-11 (Registration No.
                          333-28715) and incorporated herein by reference).

                3.2 Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

                4.1 Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by this reference).

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2001.

PAN PACIFIC RETAIL PROPERTIES, INC.


By:  /s/ Stuart A. Tanz                        By: /s/ Joseph B. Tyson
     ---------------------------                   -----------------------------
         Stuart A. Tanz                                Joseph B. Tyson, CPA
         President and Chief                           Executive Vice President,
         Executive Officer                             Chief Financial Officer
                                                       and Secretary
                                                       (Principal Financial and
                                                       Accounting Officer)