Form 10-K
period 2001-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2002-03-25
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

COMMISSION FILE NUMBER: 001-13243

PAN PACIFIC RETAIL PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-0752457
(State of Incorporation)	(I.R.S. Employer Identification No.)

1631-B South Melrose Drive, Vista, California	92083
(Address of Principal Executive Offices)	(zip code)

Registrant’s telephone number, including area code: (760) 727-1002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the shares of common stock held by non-affiliates was approximately $999,392,000 based upon the closing price on the New York Stock Exchange for such shares of $30.29 on March 18, 2002.

     As of March 18, 2002, the number of shares of the Registrant’s common stock outstanding was 33,277,564.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report on Form 10-K incorporates by reference information from our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

PAN PACIFIC RETAIL PROPERTIES, INC.

PART I

PART I

ITEM 1. BUSINESS

     We are a self-administered and self-managed real estate investment trust, or REIT. Our portfolio consists principally of community and neighborhood shopping centers predominantly located in five key Western U.S. markets.

     As of December 31, 2001, we owned a portfolio comprised of 108 shopping center properties, of which 105 are located in the Western United States including 42 in Northern California, 15 in Southern California, 23 in Oregon, 13 in Nevada and 12 in Washington. The portfolio includes approximately 15.3 million square feet of retail space, which was 97.1% leased to a diverse mix of 2,370 tenants.

     On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged into newly issued Company common shares and operating subsidiary units, based upon a fixed exchange ratio of 0.62. In connection with this transaction, we assumed Western’s obligations under its senior notes and the indentures under which they were issued. As a result, we issued 10,754,776 shares of our common stock to holders of Western common shares and were obligated to issue 911,934 shares of our common stock upon the exchange of operating subsidiary units held by limited partners of Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., and Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P.

     We employed 105 people as of December 31, 2001, including five executive officers and senior personnel, in the areas of administration, accounting services, property management, maintenance, leasing, acquisitions and business development. Our executive offices are located at 1631-B South Melrose Drive, Vista, California, and our telephone number is (760) 727-1002. In addition to personnel located at our executive offices, we operate regional offices in Las Vegas, Nevada; Kent, Washington; Portland, Oregon; and Sacramento, California. Each of our regional offices is responsible for property management, maintenance and leasing.

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

Business Strategies

     Our business strategies involve three fundamental practices:

•	Owning, operating, acquiring, expanding and developing shopping centers in select markets with strong economic and demographic characteristics in order to establish and maintain a portfolio of real estate assets with stable income and the potential for long-term growth;

•	Developing local and regional market expertise through the hands-on participation of senior management in property operations and leasing in order to capitalize on market trends, retailing trends and acquisition opportunities; and

•	Establishing and maintaining a diversified and complementary tenant mix with an emphasis on tenants that provide day-to-day consumer necessities in order to provide steady rental revenue.

Growth Strategies

     Our principal growth strategy is to acquire shopping centers that provide an opportunity to expand in current markets or which allows us to establish a presence in targeted markets with favorable economic and demographic characteristics.

•	We seek to acquire properties that can benefit from our hands-on management, that may require repositioning, redevelopment or renovation, or which can be purchased at attractive capitalization rates and are consistent in terms of quality and location with our existing portfolio.

•	We seek to continue to utilize our in-depth market knowledge within our five key markets to pursue our strategy of opportunistic acquisitions of shopping centers for long-term investment. We believe that significant opportunities continue to exist within these markets to acquire shopping center properties that are consistent with our existing portfolio in terms of quality of construction, positive submarket demographics and location attributes and that provide attractive initial investment yields with potential for growth in cash flow.

•	We further believe we have certain competitive advantages which enhance our ability to identify and capitalize on acquisition opportunities, including: (i) long-standing relationships with institutional and other owners of shopping center properties in our five key markets; (ii) fully integrated real estate operations which enable us to respond quickly to acquisition opportunities and to capitalize on the resulting economies of scale; and (iii) access to capital as a public company.

     From the closing of our initial public offering on August 13, 1997 through October 31, 2000, we acquired 39 shopping centers totaling 5,230,374 square feet of retail space for approximately $435,800,000. In November 2000, through our acquisition of Western, we acquired 50 additional properties totaling 5,652,044 square feet of retail space for approximately $440,000,000 in stock and the assumption of Western’s debt. In 2001, we acquired another four properties. All of these 93 properties are located in our five key markets, and 70 of the shopping centers (75%) are anchored by grocery stores. We believe that all of these shopping centers are located in markets with strong demographic characteristics. We intend to add value to these retail properties through the application of our active, hands-on management and aggressive leasing strategies. We believe that current market conditions are generally favorable to acquisitions and, as such, we intend to continue acquiring properties as our primary growth strategy.

     We also seek to maximize the cash flow from our properties by continuing to enhance the operating performance of each property through our in-house leasing and property management programs.

     We aggressively pursue:

•	the leasing of currently available space;

•	the renewal or releasing of expiring leases at higher rental rates which we believe currently are available based on current market conditions and our recent leasing activity; and

•	economies of scale in the management and leasing of properties that may be realized by focusing our acquisition activities within our five key markets.

Financing Strategies

     Our financing strategies are to maintain a strong and flexible financial position by maintaining a prudent level of leverage, maintaining a pool of unencumbered assets and managing our variable interest rate exposure. We intend to finance future acquisitions with the most advantageous source of capital available to us at the time of an acquisition, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the issuance of operating units of a subsidiary in exchange for contributed property.

     During 1998, we completed a secondary offering of 4,348,000 shares of common stock at $21.125 per share. The net proceeds to us were approximately $85,913,000. The proceeds were used primarily to pay down the Revolving Credit Agreement. We also obtained an increase to our Revolving Credit Agreement from $150,000,000 to $200,000,000 and a reduction in the top borrowing rate thereunder to LIBOR plus 1.375%.

     During 1998, we formed Pan Pacific (Portland), LLC with us as sole managing member. In the fourth quarter, Pan Pacific (Portland) acquired a portfolio of six shopping centers located in Oregon. In exchange for four properties which were contributed to Pan Pacific (Portland), 832,617 units were issued to certain non-managing members. Distributions are made to the non-managing members at a rate equal to the dividend distribution paid by us on a share of our common stock. A non-managing member can seek redemption of their units after the first anniversary. We may, at our option, redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) by paying cash for units based on a ten day average stock price. During 2001, 400,000 units were redeemed for common stock.

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

     In the third quarter of 1999, we formed Pan Pacific (Rancho Las Palmas), LLC and Pan Pacific (RLP), Inc. in connection with the acquisition of Rancho Las Palmas. We and Pan Pacific (RLP) are co-managing members of Pan Pacific (Rancho Las Palmas). As part of the acquisition, and in exchange for an interest in the asset contributed to Pan Pacific (Rancho Las Palmas) by an individual, 314,587 units were issued to this individual, a non-managing member. Distributions are made to the non-managing member at a rate equal to dividend distributions paid by us on a share of our common stock. The non-managing member can seek redemption of its units after the first anniversary. We, at our option, may redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) by paying cash for units based on a ten day average stock price.

     In December 1999, we entered into a loan modification agreement with the lender on Chino Town Square. Pursuant to the terms of the modification agreement, the maturity date was extended to January 2010 and the interest rate was reduced from 8.00% to 7.72%. This loan previously had a maturity date of March 2000.

     In December 1999, we extended our $200,000,000 Unsecured Credit Facility for an additional three years. In October 1999, we received an investment grade credit rating from Standard & Poor’s. Because of this rating, the borrowing rate on the credit line was reduced to LIBOR plus 1.15%. In November 2000, we also received an investment grade credit rating from Moody’s Investors Service.

     In connection with our acquisition of Western in November 2000, we entered into new financing arrangements including a $300,000,000 Revolving Credit Agreement and a $100,000,000 Term Credit Agreement. The Revolving Credit Agreement matures in January 2004 and the Term Credit Agreement was repaid in full in July 2001. Our borrowing rate under the Revolving Credit Agreement is LIBOR plus 1.10% while the borrowing rate under the Term Credit Agreement was LIBOR plus 1.20%.

     In connection with our acquisition of Western, we assumed Western’s obligations including its Unsecured Senior Notes in principal amounts of $50,000,000 bearing interest at 7.875% due 2004, $25,000,000 bearing interest at 7.10% due 2006, $25,000,000 bearing interest at 7.20% due 2008 and $25,000,000 bearing interest at 7.30% due 2010, and the indentures under which these notes were issued. We also assumed a mortgage note bearing interest at 7.61% due May 2004 in the principal amount of $9,628,000, secured by a deed of trust on Lakewood Village.

     In April 2001, we issued $150,000,000 in aggregate principal amount of 7.95% senior notes due April 2011. We sold these notes at 99.225% of the principal amount. We used the net proceeds from the offering to pay off our Term Credit Agreement and to repay borrowings under our Revolving Credit Agreement.

Dispositions

     During 1999, we disposed of three non-strategic assets. In June, we sold a single-tenant property in Hillsboro, Oregon. The net proceeds from the sale were used to repay indebtedness under our unsecured credit facility. In December, we sold Rosewood Village, a 50,000 square foot property in Northern California. The net proceeds were used to acquire the Cable Park property in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code. Also in December, we sold Foothill Center, a 20,000 square foot property in Southern California. We took back a portion of the proceeds as a note receivable secured by a deed of trust. The balance of the net proceeds, received in cash, was used to repay indebtedness under our unsecured credit facility. During 2001, the note receivable was paid off in full.

     In December 2000, we disposed of a single-tenant non-strategic asset located in Santa Cruz, California. The asset was a part of the Western portfolio and was sold for an amount equal to its net book value. We took back a portion of the proceeds as a note receivable secured by a deed of trust. The balance of the net proceeds, received in cash, was placed with an exchanger and used to acquire a shopping center property in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code.

     During 2001, we disposed of a non-strategic shopping center, five single tenant assets, a 30% interest we owned in a shopping center and four parcels of land. We took back a portion of the proceeds as a note receivable secured by a deed of trust on the sale of the non-strategic shopping center. The balance of the net proceeds on this sale, received in cash, was used to repay indebtedness under our Revolving Credit Agreement. The net proceeds on the sale of one of the single tenant assets was also received in cash and was used to repay indebtedness under our Revolving Credit Agreement. The net proceeds on the remaining sales were placed with an exchanger and used to acquire other strategic shopping center properties in like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

     We may dispose of certain non-strategic assets over the next twelve months. However, if after taking into account the tax consequences of any disposition, including our continued ability to qualify as a REIT, we determine that a disposition would not be in our best interest, we will not dispose of such asset.

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

     Our revenue and the value of our properties may be adversely affected by a number of factors, including:

•	the national economic climate;

•	the local economic climate;

•	local real estate conditions;

•	changes in retail expenditures by consumers;

•	the perceptions of prospective tenants of the attractiveness of the properties;

•	the success of our anchor tenants;

•	our ability to manage and maintain the properties and secure adequate insurance; and

•	increases in operating costs (including real estate taxes, insurance and utilities).

     In addition, real estate values and income from properties are also affected by factors such as applicable laws, including tax laws, interest rate levels and the availability of financing.

     Our Potential Inability to Retain Tenants and Relet Space. We will be subject to the risks that, upon expiration or termination, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases covering a total of approximately 7.1% and 48.5% of the leased gross leasable area, or GLA, of our properties will expire through the end of 2002 and 2006, respectively. We budget for renovation and reletting expenses, which takes into consideration our view of both the current and expected market conditions in the geographic regions in which our properties are located, but budgeted amounts may be insufficient to cover these costs. Our cash flow and ability to make expected distributions to stockholders could be adversely affected, if:

•	we are unable to promptly relet or renew leases for all or a substantial portion of this space;

•	the rental rates upon renewal or reletting are significantly lower than expected; or

•	our budgeted amounts for these purposes prove inadequate.

     Dependence on Market Conditions in the Geographic Regions. We have 42 properties with total GLA of 5,908,000 square feet located in Northern California, 15 properties with total GLA of 2,268,000 square feet located in Southern California, 23 properties with total GLA of 2,557,000 square feet located in Oregon, 13 properties with total GLA of 2,091,000 square feet located in Nevada and 12 properties with total GLA of 2,092,000 square feet located in Washington. To the extent that general economic or other relevant conditions in these regions decline and result in a decrease in consumer demand in these regions, the results of our operations may be adversely affected.

     Potential Illiquidity of Real Estate. Equity real estate investments are relatively illiquid. This illiquidity limits our ability to adjust our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits a REIT’s ability to sell properties held for fewer than four years, which may limit our ability to sell our properties at optimal times and for the highest price.

     Competition with Other Developers and Real Estate Companies. There are numerous commercial developers and real estate companies that compete with us in seeking tenants for properties, properties for acquisition and land for development. There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition may reduce properties available for acquisition or development, reduce percentage rents payable to us and may, through the introduction of competition, contribute to lease defaults or insolvency of tenants. Thus, competition could materially affect our ability to generate net income, service our debt and make distributions to our stockholders.

     Cost of Compliance with Changes in Laws. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, these increases may adversely affect our cash flow and our ability to service our debt and make distributions to stockholders. Our properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act of 1990 and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. In addition, these requirements may not be changed and new requirements may be imposed that would require significant unanticipated expenditures by us. Any of these events could adversely affect our cash flow and expected distributions.

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

     Lack of Operating History With Respect to the Recent Acquisition and Development of Properties. At December 31, 2001, we owned and operated 108 properties, consisting of approximately 15.3 million square feet of space. Fifty-three of our properties were acquired during 2000, primarily through the acquisition of Western, and may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We may not succeed with this integration or effectively manage additional properties. Also, newly acquired properties may not perform as expected.

     Dependence on Key Management Personnel. Our executive officers have substantial experience in owning, operating, managing, acquiring and developing shopping centers. We believe that our success will depend in large part upon their efforts. If any key management personnel do not remain in our employ, we could be materially adversely affected.

     Debt Financing and Existing Debt Maturities. We are subject to risks normally associated with debt financing, including:

•	the risk that our cash flow will be insufficient to meet required payments of principal and interest;

•	the risk that existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) will not be able to be refinanced; or

•	the terms of any refinancing will not be as favorable as the terms of existing indebtedness.

     At December 31, 2001, we had outstanding indebtedness of approximately $668,235,000. Since we anticipate that only a small portion of the principal of the indebtedness will be repaid prior to maturity, and that we will not have funds on hand sufficient to repay the balance of the indebtedness in full at maturity, it will be necessary for us to refinance the debt either through additional borrowings or equity or debt offerings. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all of this maturing debt. Also, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to refinanced indebtedness would increase. This could adversely affect our cash flow and our ability to make expected distributions to our stockholders. In addition, if we are unable to refinance the indebtedness on acceptable terms, we might dispose of properties upon disadvantageous terms, which might result in losses to us and might adversely affect funds available for distribution to stockholders.

     Potential Defaults Under Mortgage Financing. At December 31, 2001, we had approximately $229,135,000 of mortgage financing. The payment and other obligations under certain of the mortgage financing is secured by cross-collateralized and cross-defaulted first mortgage liens in the aggregate amount of approximately $54,545,000 on four properties, $52,004,000 on four other properties, $17,530,000 on three properties and $33,680,000 on two properties. If we are unable to meet our obligations under the mortgage financing, the properties securing that debt could be foreclosed upon. This could have a material adverse effect on us and our ability to make expected distributions and could threaten our continued viability.

     Rising Interest Rates and Variable-Rate Debt. Advances under our Revolving Credit Agreement bear interest at a variable-rate. In addition, we may incur other variable-rate indebtedness in the future. Increases in interest rates on that indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to service our debt and pay expected distributions to stockholders.

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

     Acquisition and Development Investments May Not Perform as Expected. We intend to continue acquiring, developing and redeveloping shopping center properties. Acquisitions of retail properties entail risks that investments will fail to perform as expected. Estimates of development costs and costs of improvements, to bring an acquired property up to standards established for the market position intended for that property, may prove inaccurate.

     We intend to expand or renovate our properties from time to time. Expansion and renovation projects generally require expenditure of capital as well as various government and other approvals, which we may not receive. While our policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with such activities, we will still incur certain risks, including expenditures of funds on, and devotion of management’s time to, projects that may not be completed.

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

     It is possible that we will expand our business to new geographic markets in the future. We will not initially possess the same level of familiarity with new markets outside of the geographic areas in which our properties are currently located. This could adversely affect our ability to acquire, develop, manage or lease properties in any new localities.

     We also intend to develop and construct shopping centers in accordance with our business and growth strategies. Risks associated with our development and construction activities may include:

•	abandonment of development opportunities;

•	construction costs of a property exceeding original estimates, possibly making the property uneconomical;

•	occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	financing may not be available on favorable terms for development of a property; and

•	construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs.

     In addition, new development activities, regardless of whether they would ultimately be successful, typically require a substantial portion of management’s time and attention. Development activities would also be subject to risks relating to our inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations.

     Our Properties May Be Subject to Unknown Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. They may also be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by these parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants. Liability under these laws may still be imposed even when the contaminants were associated with previous owners or operators and the liability under these laws has been interpreted to be joint and several, unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of these substances may be substantial, and the presence of these substances, or the failure to properly remediate the contamination on the property, may adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. The presence of contamination at a property can impair the value of the property even if the contamination is migrating onto the property from an adjoining property. Those who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by them. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Sometimes, the remedy to remediate contamination may include deed restriction or institutional control, which can restrict how the property may be used. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination stemming from the site.

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

     It is still possible that our Phase I Assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, future laws, ordinances or regulations may impose material environmental liability and the current environmental condition of our properties may be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

     No Limitation on Amount of Indebtedness We May Incur. At December 31, 2001, our debt to total market capitalization ratio was approximately 40.8% (assuming the conversion of all operating subsidiary units). We currently have a Board of Directors approved policy of incurring debt only if upon incurrence the debt to total market capitalization ratio would be 50% or less. It should be noted, however, that our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Accordingly, our board of directors could alter or eliminate this policy. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and, consequently, reduce the amount available for distribution to stockholders. This could also increase the risk of default on our indebtedness.

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

     Disposition of Properties with Built-In Gain. In connection with our formation in 1997, certain entities taxable as “C” corporations were merged either into us or into our subsidiaries which qualified as “qualified REIT subsidiaries”. Certain of these entities held 13 properties with “built-in gain” at the time the entities were merged into us or into our subsidiaries. A property has “built-in gain” if (i) on the day it was acquired, the former owner’s tax basis in the property was less than the property’s fair market value, and (ii) it was acquired in a transaction in which our tax basis in the property was determined by reference to the former owner’s tax basis in the property. Under recently promulgated Treasury Regulations, if these properties are sold within 10 years of the date we acquired them, we will be required to pay taxes on the built-in gain that would have been realized if the merging “C” corporation had liquidated on the day before the date of the mergers. Therefore, we may have less flexibility in determining whether or not to dispose of these properties. If we desire to dispose of these properties at some future date within this 10 year period, we may be subject to tax on the built-in gain.

ITEM 2. PROPERTIES

General

     As of December 31, 2001, we operated 108 neighborhood and community shopping centers containing 15.3 million square feet of which 13.6 million square feet is owned by us with the balance owned by certain retailers. These properties are primarily situated in five key Western U.S. markets including Northern California, Southern California, Oregon, Nevada and Washington, each of which we believe has attractive economic and demographic characteristics. The largest concentration of properties, consisting of 39% of the owned gross leasable area, is located in Northern California. Another 14% of the owned gross leasable area is located in Southern California, 18% in Oregon, 15% in Nevada and 12% in Washington. In addition, properties consisting of the remaining 2% of the owned gross leasable area are located in New Mexico, Tennessee and Kentucky. As of December 31, 2001, 97.1% of our total gross leasable area was leased by 2,370 tenants.

     These properties are regionally managed under active central control by our executive officers. Property management, leasing, capital expenditures, construction and acquisition decisions are centrally administered at the Company’s corporate office. We also employ property managers at each of our regional offices to oversee and direct the day-to-day operations of these properties, as well as on-site personnel. Property managers communicate daily with our corporate offices to implement our policies and procedures.

     As a result of our in-house leasing program, these properties benefit from a diversified merchandising mix. At December 31, 2001, 60% of the total leased gross leasable area was leased to national tenants, 20% leased to regional tenants and 20% to local tenants. To promote stability and attract non-anchor tenants, we generally enter into long-term leases (typically 15 to 20 years) with major or anchor tenants which usually contain provisions permitting tenants to renew their leases at rates which often include fixed rent increases or consumer price index adjustments from the prior base rent. At December 31, 2001, anchor tenants leased 58% of the total leased gross leasable area, with only 58% of anchor-leased gross leasable area (34% of the total leased gross leasable area) scheduled to expire within the next 10 years. To take advantage of improving market conditions and changing retail trends, we generally enter into shorter term leases (typically three to five years) with non-anchor tenants. Our leases are generally on a triple-net basis, which require the tenants to pay their pro rata share of all real property taxes, insurance and property operating expenses.

     The following tables provide information about our properties, our tenants and lease expirations.

Property Summary
12/31/01

	Year	Company	Tenant		% Leased	Total #		Ann. Base
	Completed	Owned	Owned	Total	as of	Tenants	Annual	Rent/Leased
Property and Location	/Renovated	(Sq. Ft.)	(Sq. Ft.)	(Sq. Ft.)	12/31/01(4)	12/31/01(4)	Base Rent(1)	Sq. Ft.(3)	Major Retailers

NORTHERN CALIFORNIA
Anderson Square Anderson, CA	1977	67,480	34,604	102,084	88.4	12	407,520	6.83	Safeway Supermarket(2), Rite Aid
Angels Camp Town Center Angels Camp, CA	1986	70,323	3,000	73,323	96.0	11	539,671	7.99	Save Mart Supermarket, Rite Aid
Blossom Valley Plaza Turlock, CA	1988	111,612	0	111,612	98.1	20	1,182,514	10.80	Raley's Supermarket, Jo-Ann Fabrics & Crafts
Brookvale Shopping Center Fremont, CA	1968 1989	131,242	0	131,242	100.0	19	1,431,335	10.91	Albertson's Supermarket, Long's Drugs
Cable Park Sacramento, CA	1987	160,811	0	160,811	100.0	34	1,383,334	8.60	Albertson's Supermarket, Long's Drugs
Canal Farms Los Banos, CA	1987	110,535	0	110,535	100.0	18	934,973	8.46	Save Mart Supermarket, Rite Aid
Centennial Plaza Hanford, CA	1991	132,086	132,293	264,379	99.1	28	1,252,026	9.56	Wal-Mart(2), Food 4 Less Supermarket
Century Center Modesto, CA	1979	214,772	0	214,772	100.0	35	1,807,281	8.41	Raley's Supermarket, Gottschalks
Chico Crossroads Chico, CA	1988 1994	267,735	0	267,735	99.6	17	2,136,499	8.02	Food 4 Less Supermarket
Cobblestone Redding, CA	1984	122,091	0	122,091	90.2	25	975,267	8.85	Raley's Supermarket
Commonwealth Square Folsom, CA	1987	141,310	0	141,310	100.0	47	2,011,335	14.23	Raley's Supermarket
Country Gables Shopping Center Granite Bay, CA	1993	140,184	0	140,184	98.1	35	1,641,615	11.93	Raley's Supermarket
Creekside Center Hayward, CA	1968	80,911	0	80,911	96.4	17	799,978	10.25	Albertson's Supermarket, Big Lots
Currier Square Oroville, CA	1989	131,472	0	131,472	99.1	15	1,034,252	7.93	Raley's Supermarket
Dublin Retail Center Dublin, CA	1980	154,728	0	154,728	100.0	8	1,654,063	10.69	Orchard Supply, Marshall's, Ross Dress for Less, Michael's Arts & Crafts
Eastridge Plaza Porterville, CA	1985	81,010	0	81,010	98.2	14	565,403	7.11	Save Mart Supermarket(5)
Elverta Crossing Shopping Center Sacramento, CA	1991	119,998	0	119,998	98.8	25	1,467,705	12.38	Food 4 Less Supermarket, Rite Aid, Factory 2 U
Fairmont Shopping Center Pacifica, CA	1988	104,281	0	104,281	100.0	30	1,363,266	13.07	Albertson's Supermarket, Rite Aid
Fashion Faire Place San Leandro, CA	1987	95,255	0	95,255	100.0	17	1,383,897	14.53	Pure Foods Supermarket, Ross Dress for Less, Michael's Arts & Crafts
Glen Cove Center Vallejo, CA	1990	66,000	0	66,000	100.0	11	872,008	13.21	Safeway Supermarket & Drug
Glenbrook Shopping Center Sacramento, CA	1990	63,340	0	63,340	94.1	14	457,892	7.68	Albertson's Supermarket
Heritage Park Shopping Center Suisun City, CA	1989	162,999	0	162,999	98.2	35	1,665,573	10.41	Raley's Supermarket
Heritage Place Tulare, CA	1986	119,412	1	119,413	98.8	22	1,058,871	8.97	Save Mart Supermarket, Rite Aid
K-Mart Center Sacramento, CA	1966 1983	132,630	0	132,630	98.8	16	478,023	3.65	K-Mart, Big Lots
Laguna 99 Plaza Elk Grove, CA	1992	89,600	116,200	205,800	100.0	24	1,498,558	16.72	Safeway Supermarket(6), Wal-Mart(2)
Laguna Village Sacramento, CA	1996	114,433	0	114,433	98.1	14	1,916,634	17.07	United Artists Theatres, 24 Hour Fitness
Lakewood Shopping Center Windsor, CA	1988	107,769	0	107,769	100.0	28	1,091,991	10.13	Raley's Supermarket, U.S. Post Office
Lakewood Village Windsor, CA	1992	127,237	0	127,237	99.2	38	1,935,571	15.34	Safeway Supermarket, Long's Drugs
Manteca Marketplace Manteca, CA	1972 1988	172,435	0	172,435	100.0	27	1,859,234	10.78	Save Mart Supermarket, Rite Aid, Stadium 10 Cinemas, Ben Franklin Crafts
Mission Ridge Plaza Manteca, CA	1992	96,657	99,641	196,298	100.0	16	1,358,167	14.05	Safeway Supermarket(6), Wal-Mart(2), Mervyn's(2)
Monterey Plaza San Jose, CA	1990	183,180	49,500	232,680	100.0	31	2,853,568	15.58	Wal-Mart, Albertson's Supermarket(2), Walgreen's
Northridge Plaza Fair Oaks, CA	1990	98,625	0	98,625	91.1	18	732,865	8.16	Raley's Supermarket

Property Summary
12/31/01

	Year	Company	Tenant		% Leased	Total #		Ann. Base
	Completed	Owned	Owned	Total	as of	Tenants	Annual	Rent/Leased
Property and Location	/Renovated	(Sq. Ft.)	(Sq. Ft.)	(Sq. Ft.)	12/31/01(4)	12/31/01(4)	Base Rent(1)	Sq. Ft.(3)	Major Retailers

Park Place Vallejo, CA	1987	150,766	0	150,766	96.3	29	1,803,779	12.43	Raley's Supermarket, 24 Hour Fitness
Pine Creek Shopping Center Grass Valley, CA	1988	213,035	0	213,035	100.0	39	2,321,910	10.90	Raley's Supermarket, JC Penney
Plaza 580 Shopping Center Livermore, CA	1993	104,363	192,739	297,102	98.9	28	1,847,013	17.90	Target(2), Mervyn's(2), Ross Dress for Less, Big 5
Raley’s Shopping Center Yuba City, CA	1983	135,114	0	135,114	99.0	16	1,088,461	8.14	Raley's Supermarket, Toys R Us
Shops at Lincoln School Modesto, CA	1988	81,443	0	81,443	98.3	17	778,223	9.72	Save Mart Supermarket
Sky Park Plaza Chico, CA	1985	176,182	4,642	180,824	95.9	28	1,573,270	9.31	Raley's Supermarket, Ross Dress for Less, Jo-Ann Fabrics & Crafts
Ukiah Crossroads Ukiah, CA	1986	110,565	0	110,565	97.9	19	1,070,625	9.89	Raley's Supermarket
Victorian Walk Fresno, CA	1990	102,581	1	102,582	93.7	22	866,376	9.02	Save Mart Supermarket, Rite Aid
Westwood Village Shopping Center South Redding, CA	1981 1998	102,375	0	102,375	90.5	19	661,658	7.14	Holiday Supermarket, Rite Aid
Yreka Junction Yreka, CA	1984	127,148	0	127,148	100.0	19	1,115,270	8.77	Raley's Supermarket, JC Penney

Region Total/Weighted Average		5,275,725	632,621	5,908,346	98.2	957	$54,877,471.52	$10.59

SOUTHERN CALIFORNIA
Arlington Courtyard Riverside, CA	1991	12,221	0	12,221	81.8	4	110,199	11.02	Harvest Christian Bookstore
Brookhurst Center Anaheim, CA	1982	181,949	0	181,949	99.4	41	1,926,739	10.65	Ralph's Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts
Canyon Square Plaza Santa Clarita, CA	1988	96,727	7,472	104,199	99.0	30	1,237,746	12.93	Albertson's Supermarket & Drug
Chino Town Square Chino, CA	1987	337,119	188,064	525,183	95.2	49	4,464,515	13.91	Wal-Mart, Ross Dress for Less, Nordstrom Rack, Target(2), Mervyn's(2)
Encinitas Marketplace Encinitas, CA	1981	118,432	0	118,432	100.0	27	1,599,308	13.50	Albertson's Supermarket
Granary Square Valencia, CA	1982	136,985	0	136,985	95.7	31	1,844,767	14.07	Ralph's Supermarket, Long's Drugs
Laurentian Center Ontario, CA	1988	97,131	0	97,131	100.0	25	1,220,289	12.56	Pep Boys, 24 Hour Fitness, Abbey Carpet
Marina Village Huntington Beach, CA	1996	149,107	0	149,107	99.0	33	1,812,235	12.28	Von's Supermarket, Sav-on Drugs
Melrose Village Plaza Vista, CA	1990	132,674	0	132,674	98.9	32	1,612,071	12.28	Albertson's Supermarket, Sav-on Drugs
Palmdale Center Palmdale, CA	1975	81,050	0	81,050	100.0	14	579,178	7.15	Smart & Final, Dollar Tree, Big Lots
Rancho Las Palmas Rancho Mirage, CA	1980	165,156	10,815	175,971	99.2	40	2,246,542	13.71	Von's Supermarket, Long's Drugs
San Dimas Marketplace San Dimas, CA	1997	154,020	117,000	271,020	100.0	23	2,326,574	15.11	Trader Joe's Market, Target(2), Ross Dress for Less, Office Max, Petco
Sycamore Plaza Anaheim, CA	1976	105,085	0	105,085	99.1	25	874,091	8.39	Stater Bros. Supermarket, Sav-on Drugs
Tustin Heights Shopping Center Tustin, CA	1983	131,518	0	131,518	100.0	21	1,706,655	12.98	Ralph's Supermarket, Long's Drugs, Michael's Arts & Crafts
Vineyard Village Ontario, CA	1992	45,200	0	45,200	100.0	4	397,849	8.80	Sears, Dunn Edwards Paints

Region Total/Weighted Average		1,944,374	323,351	2,267,725	98.4	399	$23,958,757.03	$12.52

Property Summary
12/31/01

	Year	Company	Tenant		% Leased	Total #		Ann. Base
	Completed	Owned	Owned	Total	as of	Tenants	Annual	Rent/Leased
Property and Location	/Renovated	(Sq. Ft.)	(Sq. Ft.)	(Sq. Ft.)	12/31/01(4)	12/31/01(4)	Base Rent(1)	Sq. Ft.(3)	Major Retailers

WASHINGTON
Auburn North Auburn, WA	1977 1999	171,032	0	171,032	100.0	25	1,383,995	8.09	Albertson's Supermarket, Rite Aid, Office Depot
Blaine International Center Blaine, WA	1991	127,572	0	127,572	78.3	15	923,834	9.25	Cost Cutter Supermarket, Rite Aid
Canyon Ridge Plaza Kent, WA	1995	86,909	181,300	268,209	97.6	18	1,045,099	12.32	Target(2), Top Foods Supermarket(2), Ross Dress for Less
Claremont Village Plaza Everett, WA	1955 1994	88,770	0	88,770	100.0	16	1,252,805	14.11	QFC Supermarket & Drug
Garrison Square Vancouver, WA	1989	69,790	0	69,790	100.0	15	708,566	10.15	Nature's Supermarket, Hi School Pharmacy
Gateway Shopping Center Mill Creek, WA	1995	96,671	0	96,671	95.8	20	1,650,673	17.82	Safeway Supermarket
Olympia Square Olympia, WA	1988	168,121	0	168,121	98.9	40	2,075,499	12.49	Albertson's Supermarket & Drug, Ross Dress for Less
Olympia West Center Olympia, WA	1980 1995	69,212	3,800	73,012	100.0	6	1,266,751	18.30	Barnes & Noble, Good Guys, Petco
Pacific Commons Spanaway, WA	1987	151,233	55,241	206,474	100.0	23	1,538,370	10.17	The Marketplace Supermarket, K-Mart(2)
Panther Lake Kent, WA	1989	69,090	44,237	113,327	100.0	22	893,672	12.93	Albertson's Supermarket(2), Rite Aid
Sunset Square Bellingham, WA	1989	376,023	10,634	386,657	98.4	41	3,103,837	8.39	Cost Cutter Supermarket, K-Mart, Jo-Ann Fabrics & Crafts, Rite Aid
Tacoma Central Tacoma, WA	1987 1994	156,916	165,519	322,435	100.0	22	1,980,871	12.62	Target(2), Top Food & Drug(2), Petsmart, Office Depot, TJ Maxx

Region Total/Weighted Average		1,631,339	460,731	2,092,070	97.4	263	$17,823,970.03	$11.21

OREGON
Albany Plaza Albany, OR	1977 1998	114,465	30,998	145,463	94.1	18	841,034	7.80	Albertson's Supermarket, Rite Aid, Big Lots, Dollar Tree, Factory 2 U
Bear Creek Plaza Medford, OR	1977 1998	183,850	0	183,850	96.8	26	1,335,926	7.51	Bi-Mart Drug, TJ Maxx, Big Lots, Dollar Tree
Canby Square Shopping Center Canby, OR	1993	115,701	0	115,701	97.9	13	1,062,007	9.38	Safeway Supermarket, Rite Aid, Factory 2 U
East Burnside Plaza Portland, OR	1999	38,363	0	38,363	100.0	7	618,311	16.12	QFC Supermarket
Foster Square Portland, OR	1970	33,808	0	33,808	100.0	3	225,322	6.66	Dollar Tree, Phoenix Drugs
Hermiston Plaza Hermiston, OR	1998	150,396	0	150,396	95.4	23	940,295	6.55	Safeway Supermarket & Drug, Big Lots, Dollar Tree
Hood River Shopping Center Hood River, OR	1967 1999	108,764	0	108,764	93.7	12	626,266	6.15	Rosauer's Supermarket, Hi School Pharmacy
Menlo Park Plaza Portland, OR	1995	112,755	0	112,755	92.7	16	1,226,107	11.74	Walgreen's, Staples
Milwaukie Marketplace Milwaukie, OR	1989	185,859	10,323	196,182	90.5	26	1,514,154	9.00	Albertson's Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts
Oregon City Shopping Center Oregon City, OR	1999	246,796	0	246,796	92.8	35	1,866,761	8.15	Emporium, Rite Aid, Fisherman's Marine Supply, Michael's Arts & Crafts
Oregon Trail Shopping Center Gresham, OR	1977 1999	208,284	0	208,284	95.4	31	2,020,101	10.17	Nature's Supermarket, Office Depot, Big 5 Sporting Goods, Big Lots, Michael's Arts & Crafts
Pioneer Plaza Springfield, OR	1988	96,027	4,294	100,321	100.0	23	926,605	9.65	Safeway Supermarket & Drug
Powell Valley Junction Gresham, OR	1990	107,583	0	107,583	95.2	7	895,152	8.74	Food 4 Less Supermarket, Cascade Athletic Club
Powell Villa Portland, OR	1997	63,607	0	63,607	100.0	8	802,950	12.62	Ace Hardware
Raleigh Hills Plaza Portland, OR	1988	39,520	0	39,520	100.0	3	937,086	23.71	New Season's Supermarket, Walgreen's
Rockwood Plaza Gresham, OR	2000	92,098	0	92,098	94.7	14	730,290	8.37	Dollar Tree

Property Summary
12/31/01

	Year	Company	Tenant		% Leased	Total #		Ann. Base
	Completed	Owned	Owned	Total	as of	Tenants	Annual	Rent/Leased
Property and Location	/Renovated	(Sq. Ft.)	(Sq. Ft.)	(Sq. Ft.)	12/31/01(4)	12/31/01(4)	Base Rent(1)	Sq. Ft.(3)	Major Retailers

Sandy Marketplace Sandy, OR	1985	101,438	0	101,438	97.7	19	930,270	9.39	Danielson's Fresh Market, Hi School Pharmacy, Factory 2 U
Shute Park Plaza Hillsboro, OR	1989	58,560	0	58,560	100.0	20	682,526	11.66	Baxter's Auto Parts
Southgate Shopping Center Milwaukie, OR	1986	50,862	0	50,862	100.0	10	634,731	12.48	Office Max
St. John’s Plaza Portland, OR	1993	58,770	0	58,770	45.7	4	217,843	8.11	Rite Aid
Sunset Mall Portland, OR	1997	115,635	2,500	118,135	96.1	27	1,196,493	10.77	Safeway Supermarket & Drug
Tacoma Shopping Center Portland, OR	1999	13,448	0	13,448	100.0	1	349,729	26.01	New Season's Supermarket, Hi School Pharmacy
Tanasbourne Village Hillsboro, OR	1990	210,992	1,209	212,201	100.0	41	3,130,397	14.84	Safeway Supermarket, Rite Aid

Region Total/Weighted Average		2,507,581	49,324	2,556,905	94.8	387	$23,710,355.45	$9.98

NEVADA
Caughlin Ranch Reno, NV	1990 1991	113,488	0	113,488	88.6	24	1,406,330	13.99	Scolari's Supermarket, Ross Dress for Less
Cheyenne Commons Las Vegas, NV	1992	362,758	0	362,758	98.9	45	4,395,008	12.25	Wal-Mart, 24 Hour Fitness, Marshall's, Ross Dress for Less, Consign & Design
Dodge Center Fallon, NV	1976	49,258	0	49,258	55.7	3	184,130	6.72	Raley's Supermarket(5)
Eagle Station Carson City, NV	1982 1994	114,258	60,000	174,258	97.1	27	1,090,613	9.83	Raley's Supermarket, Mervyn's(2), Wal-Mart(2)
Elko Junction Shopping Center Elko, NV	1996 1997	170,812	0	170,812	97.2	20	1,663,771	10.02	Raley's Supermarket, Builder's Mart
Green Valley Town & Country Henderson, NV	1990	130,722	0	130,722	96.5	36	1,971,970	15.63	Albertson's/Sav-on Superstore
Mira Loma Center # 636 Reno, NV	1985	96,907	0	96,907	100.0	19	999,755	10.32	Scolari's Supermarket, Long's Drugs, Dollar Tree
Rainbow Promenade Las Vegas, NV	1995 1997	228,279	0	228,279	99.5	26	3,276,995	14.43	United Artists Theatres, Barnes & Noble, Linens 'N Things, Office Max, Cost Plus
Raley’s Fallon, NV	1991	60,114	0	60,114	100.0	1	400,824	6.67	Raley's Supermarket
Sahara Pavilion North Las Vegas, NV	1989	333,679	0	333,679	98.3	66	4,566,424	13.92	Von's Supermarket, Long's Drugs, TJ Maxx, Shepler's, Borders Books, Gold's Gym
Sahara Pavilion South Las Vegas, NV	1990	160,682	0	160,682	87.4	23	2,091,913	14.90	Sports Authority, Office Max, Michael's Arts & Crafts
West Town Winnemucca, NV	1978 1991	65,424	0	65,424	100.0	2	461,500	7.05	Raley's Supermarket
Winterwood Pavilion Las Vegas, NV	1990	144,653	0	144,653	97.5	26	1,430,764	10.15	Von's Supermarket & Drug

Region Total/Weighted Average		2,031,034	60,000	2,091,034	96.0	318	$23,939,999.37	$12.28

OTHER
Country Club Center Albuquerque, NM	1988 1998	57,626	63,000	120,626	82.2	16	534,924	11.29	Raley's Supermarket(2)
Maysville Marketsquare Maysville, KY	1991 1993	126,507	89,612	216,119	100.0	19	924,926	7.31	Wal-Mart(2), Kroger Supermarket, JC Penney
Memphis Retail Center Memphis, TN	1990	51,542	40,000	91,542	81.7	11	399,190	9.48	Hancock Fabrics, Family Dollar

Region Total/Weighted Average		235,675	192,612	428,287	91.7	46	$1,859,040.51	$8.61

Portfolio Total/Weighted Average		13,625,728	1,718,639	15,344,367	97.1	2,370	$146,169,593.92	$11.05

(1)	Annualized base rent for all leases in place at December 31, 2001 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2)	These retailers own their own space and are not tenants of the company.

(3)	Annualized base rent divided by the owned GLA leased at December 31, 2001.

(4)	Percent leased and total number of tenants includes month to month leases.

(5)	Tenant is dark.

(6)	Tenant is Pak ‘N’ Save, a division of Safeway.

National, Regional and Local Tenant Mix
12/31/01

	National Tenants(1)		Regional Tenants(1)		Local Tenants(1)

		% of Property		% of Property		% of Property
	% of Property	Ann. Base	% of Property	Ann. Base	% of Property	Ann. Base
Property	Leased GLA	Rent(2)	Leased GLA	Rent(2)	Leased GLA	Rent(2)

NORTHERN CALIFORNIA
Anderson Square	69.92	63.58	0.00	0.00	30.08	36.42
Angels Camp Town Center	31.70	32.46	50.80	33.41	17.50	34.13
Blossom Valley Plaza	28.09	36.96	59.46	46.19	12.45	16.85
Brookvale Shopping Center	89.11	76.18	0.00	0.00	10.89	23.82
Cable Park	83.73	67.37	0.50	1.24	15.78	31.39
Canal Farms	53.93	50.55	34.59	27.96	11.48	21.48
Centennial Plaza	86.28	76.24	0.00	0.00	13.72	23.76
Century Center	27.72	42.34	55.08	24.92	17.19	32.75
Chico Crossroads	98.61	97.46	0.00	0.00	1.39	2.54
Cobblestone	28.66	43.69	57.95	45.48	13.38	10.83
Commonwealth Square	18.07	24.74	44.24	23.80	37.69	51.46
Country Gables Shopping Center	10.28	17.23	46.47	32.75	43.25	50.02
Creekside Center	76.80	59.88	0.00	0.00	23.20	40.12
Currier Square	15.15	19.86	45.94	49.22	38.91	30.91
Dublin Retail Center	80.32	74.17	0.00	0.00	19.68	25.83
Eastridge Plaza	35.65	44.12	45.22	39.31	19.12	16.57
Elverta Crossing Shopping Center	79.20	69.36	6.81	10.19	14.00	20.45
Fairmont Shopping Center	64.94	46.27	11.67	11.62	23.39	42.11
Fashion Faire Place	76.07	69.14	0.00	0.00	23.93	30.86
Glen Cove Center	81.39	73.60	1.77	2.72	16.84	23.68
Glenbrook Shopping Center	70.11	41.74	0.00	0.00	29.89	58.26
Heritage Park Shopping Center	25.74	29.59	44.22	31.42	30.04	38.99
Heritage Place	51.27	48.17	33.56	31.43	15.17	20.40
K-Mart Center	89.06	65.15	0.00	0.00	10.94	34.85
Laguna 99 Plaza	77.52	62.34	2.12	3.12	20.36	34.54
Laguna Village	79.76	76.35	6.06	7.21	14.18	16.44
Lakewood Shopping Center	20.06	31.85	52.41	30.48	27.53	37.67
Lakewood Village	69.77	65.61	0.90	1.20	29.33	33.19
Manteca Marketplace	37.64	36.56	48.86	45.08	13.50	18.36
Mission Ridge Plaza	93.42	89.94	2.21	3.45	4.36	6.61

(1)	The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

National, Regional and Local Tenant Mix
12/31/01

	National Tenants(1)		Regional Tenants(1)		Local Tenants(1)

		% of Property		% of Property		% of Property
	% of Property	Ann. Base	% of Property	Ann. Base	% of Property	Ann. Base
Property	Leased GLA	Rent(2)	Leased GLA	Rent(2)	Leased GLA	Rent(2)

Monterey Plaza	85.42	73.48	1.62	2.85	12.95	23.67
Northridge Plaza	8.73	17.83	74.29	53.46	16.98	28.72
Park Place	25.98	33.09	44.92	30.76	29.09	36.14
Pine Creek Shopping Center	41.10	39.07	29.60	23.75	29.29	37.18
Plaza 580 Shopping Center	65.47	59.70	1.74	2.52	32.79	37.77
Raley’s Shopping Center	47.20	58.19	49.10	32.50	3.70	9.30
Shops at Lincoln School	20.52	35.38	52.62	35.95	26.86	28.66
Sky Park Plaza	46.05	47.13	40.17	31.20	13.78	21.67
Ukiah Crossroads	28.16	38.31	59.68	47.86	12.16	13.83
Victorian Walk	45.51	42.51	37.18	28.04	17.31	29.45
Westwood Village Shopping Center	44.19	46.60	6.01	4.53	49.81	48.87
Yreka Junction	42.55	50.02	52.19	41.32	5.26	8.66
Region Total/Weighted Average	54.02	53.41	26.53	18.70	19.44	27.90
SOUTHERN CALIFORNIA
Arlington Courtyard	0.00	0.00	51.52	41.97	48.48	58.03
Brookhurst Center	65.01	64.32	0.90	1.04	34.09	34.65
Canyon Square Plaza	54.35	41.26	3.00	5.21	42.64	53.53
Chino Town Square	79.27	73.90	12.45	15.07	8.28	11.04
Encinitas Marketplace	75.49	65.71	6.95	7.58	17.56	26.70
Granary Square	45.39	41.71	33.81	22.92	20.80	35.36
Laurentian Center	47.30	46.49	27.01	26.61	25.69	26.90
Marina Village	60.35	50.63	21.02	25.82	18.64	23.54
Melrose Village Plaza	84.41	76.83	0.00	0.00	15.59	23.17
Palmdale Center	87.71	77.50	0.00	0.00	12.29	22.50
Rancho Las Palmas	57.62	40.90	3.05	2.91	39.33	56.18
San Dimas Marketplace	91.64	87.86	2.87	4.06	5.49	8.07
Sycamore Plaza	33.86	23.41	41.12	26.68	25.02	49.91
Tustin Heights Shopping Center	52.42	57.48	38.36	25.41	9.22	17.11
Vineyard Village	86.28	74.95	0.00	4.89	13.72	20.16
Region Total/Weighted Average	66.32	60.46	13.70	12.43	19.98	27.11

(1)	The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

National, Regional and Local Tenant Mix
12/31/01

	National Tenants(1)		Regional Tenants(1)		Local Tenants(1)

		% of Property		% of Property		% of Property
	% of Property	Ann. Base	% of Property	Ann. Base	% of Property	Ann. Base
Property	Leased GLA	Rent(2)	Leased GLA	Rent(2)	Leased GLA	Rent(2)

WASHINGTON
Auburn North	80.32	72.07	16.23	20.18	3.45	7.75
Blaine International Center	40.46	41.52	47.59	48.74	11.95	9.74
Canyon Ridge Plaza	82.74	75.99	0.00	1.26	17.26	22.75
Claremont Village Plaza	77.13	77.98	0.00	0.00	22.87	22.02
Garrison Square	0.00	0.00	66.81	66.45	33.19	33.55
Gateway Shopping Center	73.88	67.17	0.00	0.00	26.12	32.83
Olympia Square	75.82	67.43	12.33	17.33	11.85	15.24
Olympia West Center	83.05	87.57	8.48	7.15	8.47	5.28
Pacific Commons	41.64	41.98	9.76	6.61	48.60	51.41
Panther Lake	71.73	66.73	6.08	5.78	22.19	27.49
Sunset Square	65.92	55.73	26.82	30.67	7.25	13.60
Tacoma Central	74.28	67.29	6.34	11.77	19.39	20.94
Region Total/Weighted Average	65.51	62.13	17.39	16.85	17.10	21.02
OREGON
Albany Plaza	79.09	72.71	5.07	7.37	15.84	19.92
Bear Creek Plaza	88.06	81.17	6.83	8.81	5.11	10.02
Canby Square Shopping Center	86.40	83.89	0.00	0.00	13.60	16.11
East Burnside Plaza	14.45	20.50	81.29	74.65	4.26	4.85
Foster Square	63.18	52.88	0.00	0.00	36.82	47.12
Hermiston Plaza	79.42	60.41	8.18	16.31	12.40	23.28
Hood River Shopping Center	11.29	11.63	71.93	70.87	16.79	17.50
Menlo Park Plaza	55.59	66.20	0.00	0.00	44.41	33.80
Milwaukie Marketplace	86.37	68.53	4.18	12.31	9.45	19.15
Oregon City Shopping Center	69.35	52.64	5.42	13.31	25.23	34.06
Oregon Trail Shopping Center	55.75	50.79	3.53	7.13	40.72	42.08
Pioneer Plaza	69.70	54.33	12.16	20.85	18.14	24.82
Powell Valley Junction	65.43	63.29	0.00	0.00	34.57	36.71
Powell Villa	20.38	10.82	2.51	1.87	77.11	87.31
Raleigh Hills Plaza	38.26	35.92	0.00	0.00	61.74	64.08
Rockwood Plaza	33.76	29.68	0.00	0.00	66.24	70.32

(1)	The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

National, Regional and Local Tenant Mix
12/31/01

	National Tenants(1)		Regional Tenants(1)		Local Tenants(1)

		% of Property		% of Property		% of Property
	% of Property	Ann. Base	% of Property	Ann. Base	% of Property	Ann. Base
Property	Leased GLA	Rent(2)	Leased GLA	Rent(2)	Leased GLA	Rent(2)

Sandy Marketplace	40.23	50.33	22.73	17.08	37.04	32.59
Shute Park Plaza	24.12	22.42	15.17	18.08	60.71	59.50
Southgate Shopping Center	70.63	61.72	10.69	12.15	18.67	26.12
St. John’s Plaza	81.94	75.70	6.81	10.41	11.25	13.89
Sunset Mall	74.79	57.60	5.14	10.01	20.07	32.39
Tacoma Shopping Center	0.00	0.00	0.00	0.00	100.00	100.00
Tanasbourne Village	70.46	60.73	6.57	10.84	22.98	28.42
Region Total/Weighted Average	63.13	53.96	9.75	12.16	27.12	33.88
NEVADA
Caughlin Ranch	13.34	20.54	53.66	44.81	33.00	34.65
Cheyenne Commons	78.09	74.27	13.03	9.43	8.89	16.30
Dodge Center	0.00	0.00	100.00	100.00	0.00	0.00
Eagle Station	24.59	35.64	58.94	36.10	16.47	28.25
Elko Junction Shopping Center	15.60	19.45	36.74	27.50	47.66	53.05
Green Valley Town & Country	57.47	44.22	4.39	5.15	38.14	50.63
Mira Loma Center # 636	40.77	34.45	38.39	37.43	20.84	28.12
Rainbow Promenade	87.28	79.80	3.26	5.43	9.46	14.77
Raley’s	0.00	0.00	100.00	100.00	0.00	0.00
Sahara Pavilion North	70.89	59.38	11.84	13.43	17.27	27.19
Sahara Pavilion South	77.74	71.30	0.95	1.68	21.30	27.02
West Town	0.00	0.00	96.33	93.93	3.67	6.07
Winterwood Pavilion	79.88	69.97	4.82	5.99	15.29	24.04
Region Total/Weighted Average	57.02	55.57	24.36	17.96	18.62	26.47
OTHER
Country Club Center	36.61	48.86	5.27	3.29	58.12	47.85
Maysville Marketsquare	86.28	80.99	5.06	6.07	8.66	12.95
Memphis Retail Center	62.97	62.84	0.00	0.00	37.03	37.16
Region Total/Weighted Average	70.84	67.79	4.12	3.93	25.04	28.27
Portfolio Total/Weighted Average	59.54	56.25	19.88	16.08	20.59	27.67

(1)	The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Anchor and Non-Anchor Tenant Mix
12/31/01

	Anchor Tenants(1)		Non-Anchor Tenants(1)

	% of	% of Property	% of	% of Property
	Occupied	Ann. Base	Occupied	Ann. Base
Property	GLA	Rent(2)	GLA	Rent(2)

NORTHERN CALIFORNIA
Anderson Square	52.82	28.50	47.18	71.50
Angels Camp Town Center	79.11	57.33	20.89	42.67
Blossom Valley Plaza	54.89	38.13	45.11	61.87
Brookvale Shopping Center	73.59	45.57	26.41	54.43
Cable Park	67.75	34.83	32.25	65.17
Canal Farms	63.06	49.84	36.94	50.16
Centennial Plaza	67.18	51.90	32.82	48.10
Century Center	64.09	31.72	35.91	68.28
Chico Crossroads	85.56	75.52	14.44	24.48
Cobblestone	54.46	37.53	45.54	62.47
Commonwealth Square	42.54	21.79	57.46	78.21
Country Gables Shopping Center	43.70	27.46	56.30	72.54
Creekside Center	67.45	34.65	32.55	65.35
Currier Square	45.94	49.22	54.06	50.78
Dublin Retail Center	89.33	83.94	10.67	16.06
Eastridge Plaza	64.77	55.41	35.23	44.59
Elverta Crossing Shopping Center	58.98	38.78	41.02	61.22
Fairmont Shopping Center	50.12	24.17	49.88	75.83
Fashion Faire Place	48.00	32.36	52.00	67.64
Glen Cove Center	76.30	66.97	23.70	33.03
Glenbrook Shopping Center	58.36	16.53	41.64	83.47
Heritage Park Shopping Center	47.62	32.95	52.38	67.05
Heritage Place	53.63	39.08	46.37	60.92
K-Mart Center	73.55	22.10	26.45	77.90
Laguna 99 Plaza	65.96	43.05	34.04	56.95
Laguna Village	74.70	70.08	25.30	29.92
Lakewood Shopping Center	52.41	30.48	47.59	69.52
Lakewood Village	57.50	49.79	42.50	50.21
Manteca Marketplace	55.98	48.25	44.02	51.75
Mission Ridge Plaza	60.10	50.97	39.90	49.03

(1)	Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Anchor and Non-Anchor Tenant Mix
12/31/01

	Anchor Tenants(1)		Non-Anchor Tenants(1)

	% of	% of Property	% of	% of Property
	Occupied	Ann. Base	Occupied	Ann. Base
Property	GLA	Rent(2)	GLA	Rent(2)

Monterey Plaza	55.41	26.70	44.59	73.30
Northridge Plaza	65.94	39.34	34.06	60.66
Park Place	56.57	38.83	43.43	61.17
Pine Creek Shopping Center	45.98	31.47	54.02	68.53
Plaza 580 Shopping Center	23.26	12.34	76.74	87.66
Raley’s Shopping Center	70.07	41.70	29.93	58.30
Shops at Lincoln School	52.62	35.95	47.38	64.05
Sky Park Plaza	63.97	45.38	36.03	54.62
Ukiah Crossroads	56.39	43.15	43.61	56.85
Victorian Walk	69.94	51.66	30.06	48.34
Westwood Village Shopping Center	54.46	40.65	45.54	59.35
Yreka Junction	64.65	38.93	35.35	61.07
Region Total/Weighted Average	60.62	41.48	39.38	58.52
SOUTHERN CALIFORNIA
Arlington Courtyard	0.00	0.00	100.00	100.00
Brookhurst Center	34.96	30.03	65.04	69.97
Canyon Square Plaza	42.56	27.15	57.44	72.85
Chino Town Square	61.42	52.56	38.58	47.44
Encinitas Marketplace	45.60	20.15	54.40	79.85
Granary Square	44.87	17.73	55.13	82.27
Laurentian Center	37.47	31.28	62.53	68.72
Marina Village	41.27	30.04	58.73	69.96
Melrose Village Plaza	52.54	36.51	47.46	63.49
Palmdale Center	75.79	51.31	24.21	48.69
Rancho Las Palmas	33.62	9.76	66.38	90.24
San Dimas Marketplace	46.88	38.76	53.12	61.24
Sycamore Plaza	62.85	22.41	37.15	77.59
Tustin Heights Shopping Center	62.36	39.77	37.64	60.23
Vineyard Village	57.52	41.74	42.48	58.26
Region Total/Weighted Average	49.27	32.88	50.73	67.12

(1)	Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Anchor and Non-Anchor Tenant Mix
12/31/01

	Anchor Tenants(1)		Non-Anchor Tenants(1)

	% of	% of Property	% of	% of Property
	Occupied	Ann. Base	Occupied	Ann. Base
Property	GLA	Rent(2)	GLA	Rent(2)

WASHINGTON
Auburn North	65.47	43.22	34.53	56.78
Blaine International Center	75.07	70.12	24.93	29.88
Canyon Ridge Plaza	32.06	17.86	67.94	82.14
Claremont Village Plaza	44.61	43.15	55.39	56.85
Garrison Square	56.91	48.41	43.09	51.59
Gateway Shopping Center	59.66	50.49	40.34	49.51
Olympia Square	45.74	31.04	54.26	68.96
Olympia West Center	56.65	62.17	43.35	37.83
Pacific Commons	50.43	47.40	49.57	52.60
Panther Lake	33.84	18.95	66.16	81.05
Sunset Square	76.25	57.73	23.75	42.27
Tacoma Central	70.23	53.58	29.77	46.42
Region Total/Weighted Average	60.14	46.76	39.86	53.24
OREGON
Albany Plaza	44.80	33.99	55.20	66.01
Bear Creek Plaza	70.04	52.64	29.96	47.36
Canby Square Shopping Center	65.13	69.74	34.87	30.26
East Burnside Plaza	78.49	69.97	21.51	30.03
Foster Square	63.18	52.88	36.82	47.12
Hermiston Plaza	51.37	27.80	48.63	72.20
Hood River Shopping Center	66.81	53.65	33.19	46.35
Menlo Park Plaza	35.55	44.73	64.45	55.27
Milwaukie Marketplace	53.84	29.33	46.16	70.67
Oregon City Shopping Center	73.04	46.70	26.96	53.30
Oregon Trail Shopping Center	66.88	52.30	33.12	47.70
Pioneer Plaza	48.96	33.03	51.04	66.97
Powell Valley Junction	79.72	68.09	20.28	31.91
Powell Villa	59.23	70.20	40.77	29.80
Raleigh Hills Plaza	96.01	91.99	3.99	8.01
Rockwood Plaza	49.15	34.57	50.85	65.43
Sandy Marketplace	50.50	36.51	49.50	63.49

(1)	Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Anchor and Non-Anchor Tenant Mix
12/31/01

	Anchor Tenants(1)		Non-Anchor Tenants(1)

	% of	% of Property	% of	% of Property
	Occupied	Ann. Base	Occupied	Ann. Base
Property	GLA	Rent(2)	GLA	Rent(2)

Shute Park Plaza	0.00	0.00	100.00	100.00
Southgate Shopping Center	58.98	44.59	41.02	55.41
St. John’s Plaza	58.81	42.65	41.19	57.35
Sunset Mall	43.19	18.36	56.81	81.64
Tacoma Shopping Center	0.00	0.00	100.00	100.00
Tanasbourne Village	47.62	26.98	52.38	73.02
Region Total/Weighted Average	57.19	42.93	42.81	57.07
NEVADA
Caughlin Ranch	50.18	40.32	49.82	59.68
Cheyenne Commons	65.16	43.65	34.84	56.35
Dodge Center	71.81	44.83	28.19	55.17
Eagle Station	53.21	29.71	46.79	70.29
Elko Junction Shopping Center	64.86	51.85	35.14	48.15
Green Valley Town & Country	38.91	18.78	61.09	81.22
Mira Loma Center # 636	52.65	46.58	47.35	53.42
Rainbow Promenade	65.47	55.66	34.53	44.34
Raley’s	100.00	100.00	0.00	0.00
Sahara Pavilion North	49.02	28.70	50.98	71.30
Sahara Pavilion South	55.58	34.76	44.42	65.24
West Town	96.33	93.93	3.67	6.07
Winterwood Pavilion	48.11	25.53	51.89	74.47
Region Total/Weighted Average	58.97	40.30	41.03	59.70
OTHER
Country Club Center	0.00	0.00	100.00	100.00
Maysville Marketsquare	62.72	54.36	37.28	45.64
Memphis Retail Center	0.00	0.00	100.00	100.00
Region Total/Weighted Average	36.73	26.81	63.27	73.19
Portfolio Total/Weighted Average	57.67	40.56	42.33	59.44

(1)	Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Major Tenants* as of December 31, 2001

				Annualized Base Rent in Place at 12/31/2001

		Leased GLA as			Ann. Base
	Number of	of 12/31/01	% of Total	Total Ann. Base	Rent/Sq. Ft.	% of Total Ann.
Tenants	Leases	(Sq. Ft.)	Leased GLA	Rent($)(1)	($)(2)	Base Rent

RALEY’S	20	1,136,895	8.57%	7,698,550	6.77	5.24%
VONS/SAFEWAY/PAK ‘N SAVE	14	685,287	5.16	6,137,640	8.96	4.18
ALBERTSONS/SAVON	15	613,289	4.62	3,655,482	5.96	2.49
RITE AID	21	502,663	3.79	3,400,239	6.76	2.31
WAL-MART	3	316,588	2.39	2,836,963	8.96	1.93
BLOCKBUSTER VIDEO	22	121,241	0.91	2,138,020	17.63	1.46
ROSS DRESS FOR LESS	9	237,990	1.79	2,080,474	8.74	1.42
HOLLYWOOD VIDEO	15	94,684	0.71	1,772,839	18.72	1.21
FOOD 4 LESS	4	214,139	1.61	1,658,149	7.74	1.13
SAVE MART	7	250,914	1.89	1,643,682	6.55	1.12
DOLLAR TREE	23	246,908	1.86	1,562,211	6.33	1.06
OFFICE MAX, INC	5	134,550	1.01	1,533,910	11.40	1.04
24 HOUR FITNESS	5	108,305	0.82	1,499,196	13.84	1.02

Total:	163	4,663,453	35.13%	$37,617,355	$8.07	25.61%

*	Tenants which individually account for 1% or more of annualized base rent.

(1)	Annualized base rent for all leases in place at 12/31/2001 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2)	Annualized base rent divided by gross leasable area.

Lease Expiration Analysis*

As of 12/31/2001

						Annualized Base Rent in Place at 12/31/2001
				GLA Under	% of
	Lease		Number of	Expiring	Total	Total Ann.	% of	Ann. Base
	Expiration		Leases	Leases	Leased	Base Rent($)	Total Ann.	Rent
	Year		Expiring	(Sq.Ft.)	GLA	(2)	Base Rent	($/Sq.Ft.)(3)

All Anchor Leases(1)
1	2002		6	173,332	1.34%	1,404,963	0.97%	8.11
2	2003		13	315,828	2.44%	2,112,019	1.46%	6.69
3	2004		8	348,532	2.69%	1,525,346	1.06%	4.38
4	2005		23	519,086	4.00%	4,151,354	2.88%	8.00
5	2006		21	833,019	6.42%	6,559,617	4.55%	7.87
6	2007		12	352,651	2.72%	1,979,033	1.37%	5.61
7	2008		14	531,496	4.10%	3,346,911	2.32%	6.30
8	2009		11	389,182	3.00%	3,352,132	2.32%	8.61
9	2010		12	388,546	3.00%	3,444,039	2.39%	8.86
10	2011		17	517,164	3.99%	4,419,051	3.06%	8.54
11	2012	+	83	3,217,414	24.81%	27,467,027	19.04%	8.54

TOTAL/WEIGHTED AVERAGE			220	7,586,250	58.49%	59,761,490	41.43%	7.88

All Non-Anchor Leases(1)
1	2002		354	748,340	5.77%	11,060,423	7.67%	14.78
2	2003		379	917,961	7.08%	12,904,767	8.95%	14.06
3	2004		366	895,856	6.91%	13,114,767	9.09%	14.64
4	2005		307	833,857	6.43%	13,253,787	9.19%	15.89
5	2006		276	701,100	5.41%	11,337,132	7.86%	16.17
6	2007		90	279,234	2.15%	4,333,460	3.00%	15.52
7	2008		47	205,392	1.58%	3,340,286	2.32%	16.26
8	2009		52	230,709	1.78%	3,968,487	2.75%	17.20
9	2010		56	196,905	1.52%	3,823,252	2.65%	19.42
10	2011		33	109,759	0.85%	2,552,209	1.77%	23.25
11	2012	+	68	264,527	2.04%	4,794,319	3.32%	18.12

TOTAL/WEIGHTED AVERAGE			2,028	5,383,640	41.51%	84,482,890	58.57%	15.69

All Leases
1	2002		360	921,672	7.11%	12,465,386	8.64%	13.52
2	2003		392	1,233,789	9.51%	15,016,786	10.41%	12.17
3	2004		374	1,244,388	9.59%	14,640,113	10.15%	11.76
4	2005		330	1,352,943	10.43%	17,405,140	12.07%	12.86
5	2006		297	1,534,119	11.83%	17,896,749	12.41%	11.67
6	2007		102	631,885	4.87%	6,312,493	4.38%	9.99
7	2008		61	736,888	5.68%	6,687,197	4.64%	9.07
8	2009		63	619,891	4.78%	7,320,619	5.08%	11.81
9	2010		68	585,451	4.51%	7,267,291	5.04%	12.41
10	2011		50	626,923	4.83%	6,971,259	4.83%	11.12
11	2012	+	151	3,481,941	26.85%	32,261,346	22.37%	9.27

TOTAL/WEIGHTED AVERAGE			2,248	12,969,890	100.00%	144,244,380	100.00%	11.12

Note: Number of Leases expiring does not include tenants on a month-to-month agreement, whose combined occupancy totals 226,983 sq. ft.

*	Assumes no renewal options are exercised.

(1)	The company defines anchors as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2)	Annualized base rent for all leases in place at report date calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the term in months for such leases, multiplied by 12.

(3)	Annualized base rent divided by gross leaseable area as of report date.

ITEM 3. LEGAL PROCEEDINGS

     On November 8, 2000, Bryant M. Bennett, as Trustee of the Bryant M. Bennett and Inga A. Bennett Trust U/A October 25, 1990, known as The Bennett Family Trust, filed a class action complaint in the Superior Court of the State of California, County of Alameda, on behalf of himself and all others similarly situated, against us; Western, WPT; Bradley N. Blake; L. Gerald Hunt; Dennis D. Ryan; James L. Stell; Reginald B. Oliver; L. Michael Foley; Joseph P. Colmery; Revenue Properties (U.S.), Inc.; and Stuart A. Tanz.

     The allegations of the complaint arise from our November 2000 acquisition of Western. Plaintiffs’ complaint alleges that the merger terms between us and Western were unfair and violated the defendant’s fiduciary obligations to Western’s shareholders. On February 22, 2002, the Court granted Plaintiffs’ motion to certify a plaintiff class. Trial in this matter is currently set for October 7, 2002.

     We believe we have meritorious defenses against each of Plaintiffs’ claims and we intend to vigorously and effectively defend against them. It should be noted, however, that the outcome of any litigation is by its nature unpredictable and we therefore cannot assure you that we will successfully defend this action.

     In addition, we are a party to legal proceedings that arise in the normal course of business, which matters are generally covered by insurance. The resolution of these matters cannot be predicted with certainty. However, in the opinion of management, based upon currently available information, any liability resulting from such proceedings, either individually or in the aggregate, will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to a vote of stockholders of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the New York Stock Exchange on August 8, 1997, under the symbol “PNP”. On March 18, 2002 we had approximately 1,138 stockholders of record and approximately 15,536 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the New York Stock Exchange and the distributions declared by us.

			Distributions
	High	Low	Declared

First Quarter 2000	$19.125	$16.625	$0.420
Second Quarter 2000	$20.125	$18.750	$0.420
Third Quarter 2000	$20.938	$19.000	$0.420
Fourth Quarter 2000 (special dividend)	$22.750	$19.813	$0.280
First Quarter 2001	$23.250	$21.550	$0.455
Second Quarter 2001	$26.000	$21.950	$0.455
Third Quarter 2001	$27.080	$25.100	$0.455
Fourth Quarter 2001	$28.800	$26.400	$0.455

     In the fourth quarter 2000, we declared and paid a special, two-month dividend of $0.28 per share to stockholders of record before the merger with Western was completed. The special dividend addressed the two-month shift in timing for the payment of our normal quarterly dividend in future periods. The fourth quarter 2001 distribution on an annualized basis amounts to $1.82 per share. All distributions will be made by us at the discretion of our board of directors and will depend upon our earnings, our financial condition and any other factors our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to REITs under the Internal Revenue Code, we are required to make distributions to holders of our shares in an amount at least equal to 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected financial data on a historical basis. The following data should be read in connection with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA (1)
(Amounts in thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999	1998	1997

STATEMENTS OF INCOME DATA:
Total revenue	$188,994	$120,493	$101,062	$79,253	$46,710
Operating and general and administrative expenses	46,777	28,884	25,513	19,765	14,216
Merger related expenses	—	3,204	—	—	—
Depreciation and amortization	29,278	20,374	17,476	14,298	8,928
Interest expense	46,196	32,112	23,939	18,295	14,057
Income before extraordinary item	64,222	33,800	32,576	26,634	9,356
Net income	64,222	33,800	32,576	26,634	8,313
Per share data:
Income before extraordinary item—diluted (2)	1.97	1.48	1.54	1.35	0.55
Net income—diluted (2)	1.97	1.48	1.54	1.35	0.49
Distributions declared	1.82	1.54	1.60	1.52	0.58

	As of December 31,

	2001	2000	1999	1998	1997

BALANCE SHEET DATA:
Properties, net	$1,233,189	$1,194,824	$748,061	$667,478	$455,514
Total assets	1,339,618	1,297,690	784,537	705,541	487,220
Notes payable	229,135	233,911	228,490	144,024	108,316
Line of credit and term loan payable	165,300	267,650	128,800	138,500	62,450
Senior notes	273,800	124,850	—	—	—
Minority interests	20,748	41,754	23,347	17,318	1,521
Stockholders’ equity	622,458	606,998	381,866	383,088	301,055

(1)	The financial data as of the dates and for the periods prior to August 13, 1997 represents the combined financial data of predecessor entities prior to our initial public offering.

(2)	The 1997 data is calculated as if the shares were outstanding for the entire year based on the diluted number of shares assumed to be outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Language

     The discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management’s current views with respect to future events and financial performance. Forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of our stock, financial performance and operations of our shopping centers, real estate conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions, changes in the availability of additional acquisitions, changes in local or national economic conditions, acts of terrorism or war and other risks detailed from time to time in reports filed with the Securities and Exchange Commission.

Critical Accounting Policies

     The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable for our current circumstances; however, actual results may differ from these estimates and assumptions under different future conditions.

     We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most subjective judgments, form the basis for the accounting policies deemed to be most critical. These critical accounting policies include our estimates of useful lives in calculating depreciation expense on our shopping center properties and the ultimate recoverability, or impairment, of each shopping center asset. If actual useful lives are different from our estimates this could result in changes to the results of our operations. Future adverse changes in market conditions or poor operating results of our shopping center properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

Overview

     We receive income primarily from rental revenue from shopping center properties, including recoveries from tenants, offset by operating and overhead expenses. Primarily as a result of our acquisition program, including the acquisition of Western Properties Trust described below, which included interests in 50 shopping centers, the financial data shows increases in total revenue and total expenses from period to period.

     During the year ended December 31, 2001, eight non-strategic assets were sold. The cash proceeds were used toward the purchase of four shopping center assets.

     On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged into newly issued common shares and operating subsidiary units, based upon a fixed exchange ratio of 0.62 of a share of our common stock per Western share or operating subsidiary unit. As a result, we issued 10,754,776 shares of our common stock to holders of Western common shares. We are also currently obligated to issue 288,867 shares of our common stock upon the exchange of operating subsidiary units held by limited partners of Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., and Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P., or pay a cash amount, at our discretion. In connection with this transaction, we assumed $135,000,000 of Western’s debt obligations.

     We expect that the more significant part of our growth in the next year or two will come from additional acquisitions, rent increases from re-leasing and re-tenanting initiatives of the assets acquired in the Western acquisition and the stabilization of other properties acquired during 2001 and 2000.

Results of Operations

     Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000.

     Total revenue increased by $68,501,000, or 56.9%, to $188,994,000 for the year ended December 31, 2001, from $120,493,000 for the year ended December 31, 2000.

     Rental revenue, which includes base rent and percentage rent, increased by $48,252,000, or 50.9%, to $142,995,000 for the year ended December 31, 2001, from $94,743,000 for the year ended December 31, 2000. The increase in rental revenue resulted principally from four property acquisitions in 2001, three property acquisitions in 2000 and the acquisition of Western in November 2000.

     Recoveries from tenants increased by $10,968,000, or 50.7%, to $32,616,000 for the year ended December 31, 2001, from $21,648,000 for the year ended December 31, 2000. This increase resulted primarily from the 2001 and 2000 acquisitions including Western. Recoveries from tenants were 90.5% of property operating expenses and property taxes for the year ended December 31, 2001 compared to 93.2% for the year ended December 31, 2000. The decrease in the recovery percentage from prior year was primarily the result of a decrease in average portfolio occupancy during 2001 as a result of the Western acquisition. In addition, the language in the Western leases does not provide for as many costs to be recoverable from tenants as the language in the Pan Pacific leases.

     Net gain on sale of real estate totaling $4,129,000 resulted from the sale of eight non-strategic assets during the year ended December 31, 2001.

     Other income increased by $4,679,000, or 125.2%, to $8,417,000 for the year ended December 31, 2001, from $3,738,000 for the year ended December 31, 2000. The increase resulted principally from approximately $3,674,000 of interest income on corporate notes receivable related to real estate activities that were acquired as part of the Western acquisition.

     Property operating expenses increased by $7,883,000, or 55.2%, to $22,168,000 for the year ended December 31, 2001, from $14,285,000 for the year ended December 31, 2000. The increase in property operating expenses was primarily attributable to the 2001 and 2000 acquisitions, including Western. Property taxes increased by $4,929,000, or 55.1%, to $13,867,000 from $8,938,000 for the year ended December 31, 2001, compared to the year ended December 31, 2000. The increase in property taxes was also primarily the result of the 2001 and 2000 acquisitions including Western.

     Depreciation and amortization increased by $8,904,000, or 43.7%, to $29,278,000 for the year ended December 31, 2001, from $20,374,000 for the year ended December 31, 2000. This was primarily due to the 2001 and 2000 acquisitions, including Western.

     Interest expense increased by $14,084,000, or 43.9%, to $46,196,000 for the year ended December 31, 2001, from $32,112,000 for the year ended December 31, 2000, primarily as a result of the debt obligations assumed upon the acquisition of Western and interest expense relating to funds drawn on our Revolving Credit Agreement to finance the seven other properties acquired during 2001 and 2000. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The stated interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under the Revolving Credit Agreement and Term Credit Agreement which were paid down with the net proceeds of the notes offering. These increases were partially offset by a reduction in the LIBOR component of our borrowing cost under the Revolving Credit Agreement and Term Credit Agreement over the comparable period in the prior year.

     General and administrative expenses increased by $4,063,000, or 79.6%, to $9,168,000 for the year ended December 31, 2001, from $5,105,000 for the year ended December 31, 2000. This increase resulted primarily from an increase in salaries and benefits and other related expenses resulting from the acquisition of Western as well as annual compensation increases in the first quarter of 2001. As a percentage of total revenue, general and administrative expenses were 4.9% for the year ended December 31, 2001 and 4.2% for the year ended December 31, 2000.

     Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

     Total revenue increased by $19,431,000, or 19.2%, to $120,493,000 for the year ended December 31, 2000, from $101,062,000 for the year ended December 31, 1999.

     Rental revenue increased by $14,606,000, or 18.2%, to $94,743,000 for the year ended December 31, 2000, from $80,137,000 for the year ended December 31, 1999. The increase in rental revenue resulted principally from six property acquisitions in 1999, three property acquisitions in 2000 and the acquisition of Western in November 2000.

     Recoveries from tenants increased by $3,755,000, or 21.0%, to $21,648,000 for the year ended December 31, 2000, from $17,893,000 for the year ended December 31, 1999. This increase resulted primarily from the 2000 and 1999 property acquisitions. Recoveries from tenants were 93.2% of property operating expenses and property taxes for the year ended December 31, 2000 compared to 89.7% of the same expenses for the same period in 1999. The increase in the recovery percentage was primarily the result of enhanced lease recovery language during the renewal and re-leasing process.

     Property operating expenses increased by $1,734,000, or 13.8%, to $14,285,000 for the year ended December 31, 2000, from $12,551,000 for the year ended December 31, 1999. The increase in property operating expenses was primarily attributable to the 2000 and 1999 property acquisitions. Property taxes increased by $1,539,000, or 20.8%, to $8,938,000 from $7,399,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase in property taxes was also primarily the result of the 2000 and 1999 property acquisitions.

     Depreciation and amortization increased by $2,898,000, or 16.6%, to $20,374,000 for the year ended December 31, 2000, from $17,476,000 for the year ended December 31, 1999. This was primarily due to the 2000 and 1999 property acquisitions.

     Interest expense increased by $8,173,000, or 34.1%, to $32,112,000 for the year ended December 31, 2000, from $23,939,000 for the year ended December 31, 1999, primarily as a result of interest expense relating to amounts drawn on our Revolving Credit Agreement and Term Credit Agreement to finance the 2000 and 1999 property acquisitions, interest expense on the fixed-rate mortgage assumed related to Rancho Las Palmas in the third quarter of 1999 and interest expense on the fixed-rate mortgage on Lakewood Village which was assumed as part of the Western acquisition in November 2000. Interest expense also increased as a result of an increase in the LIBOR component of the borrowing cost on our Revolving Credit Agreement over the comparable period in 1999.

     General and administrative expenses decreased by $210,000, or 4.0%, to $5,105,000 for the year ended December 31, 2000, from $5,315,000 for the year ended December 31, 1999. This decrease was primarily attributable to one-time executive severance costs recorded in 1999 and an increase in internal capitalized leasing costs recorded in 2000, which offset related general and administrative expenses, offset by annual compensation increases in 2000. As a percentage of total revenue, general and administrative expenses were 4.2% for the year ended December 31, 2000 and 5.3% for the year ended December 31, 1999.

     Merger related expenses were incurred during 2000 in connection with the acquisition of Western. The Company incurred approximately $3,204,000 of these expenses which are non-recurring.

Funds from Operations

     The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in March 1995 (the “White Paper”) defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. We compute Funds from Operations in accordance with standards established by the White Paper. Our computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations used by other equity REITs and, therefore, may not be comparable to these other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

     The following table presents our Funds from Operations:

	For the years ended December 31,

	2001	2000	1999

Net income	$64,222,000	$33,800,000	$32,576,000
Add:
Depreciation and amortization	29,278,000	20,374,000	17,476,000
Depreciation of unconsolidated partnerships	83,000	21,000	8,000
Operating subsidiary minority interests	2,521,000	2,106,000	1,530,000
Provision for loss on impairment	—	250,000	—
Less:
Net gain on sale of real estate	(4,129,000)	—	(400,000)
Depreciation of non-real estate corporate assets	(523,000)	(428,000)	(392,000)

Funds from Operations	$91,452,000	$56,123,000	$50,798,000

Weighted average number of shares of common stock outstanding (assuming dilution)	33,875,339	24,000,935	22,122,659

Cash Flows

     Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000.

     Net cash provided by operating activities increased by $23,473,000 to $79,077,000 for the year ended December 31, 2001, as compared to $55,604,000 for the year ended December 31, 2000. The increase was primarily the result of an increase in operating income due to property acquisitions including Western. This increase was offset by an increase in accrued interest to note receivable, an increase in other assets and an increase in net gain on sale of real estate.

     Net cash used in investing activities decreased by $27,746,000 to $46,227,000 for the year ended December 31, 2001, as compared to $73,973,000 for the year ended December 31, 2000. The decrease was primarily the result of an increase in proceeds from sale of real estate, a decrease in costs associated with the acquisition of Western and a decrease in other assets, offset by an increase in acquisitions of and additions to properties and an increase in notes receivable.

     Net cash used in financing activities increased by $49,629,000 to $31,017,000 for the year ended December 31, 2001, as compared to net cash provided by financing activities of $18,612,000 for the year ended December 31, 2000. The increase primarily resulted from a decrease in line of credit proceeds, an increase in repurchase of common shares and an increase in distributions paid, offset by an increase in issuance of senior notes and issuance of common shares.

     Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

     Net cash provided by operating activities increased by $9,184,000 to $55,604,000 for the year ended December 31, 2000, as compared to $46,420,000 for the year ended December 31, 1999. The increase was primarily the result of an increase in operating income due to property acquisitions and an increase in accounts payable, accrued expenses and other liabilities.

     Net cash used in investing activities decreased by $3,698,000 to $73,973,000 for the year ended December 31, 2000, as compared to $77,671,000 for the year ended December 31, 1999. The decrease was primarily the result of a reduction in acquisitions of and additions to operating properties and a decrease in proceeds from sale of real estate, offset by an increase in other assets and cash expended on the acquisition of Western.

     Net cash provided by financing activities decreased by $10,657,000 to $18,612,000 for the year ended December 31, 2000, as compared to $29,269,000 for the year ended December 31, 1999. The decrease primarily resulted from an increase in line of credit payments and a decrease in notes payable proceeds, offset by an increase in line of credit and term loan proceeds.

Liquidity and Capital Resources

     Our total market capitalization at December 31, 2001, was approximately $1,639,717,000, based on the market closing price of our common stock at December 31, 2001 of $28.72 per share (assuming the conversion of 1,036,072 operating subsidiary units to common stock) and the debt outstanding of approximately $668,235,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 40.8% at December 31, 2001. Our Board of Directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, we may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

     In connection with our acquisition of Western in November 2000, we entered into a new financing arrangement including a $300,000,000 Revolving Credit Agreement and a $100,000,000 Term Credit Agreement. The Revolving Credit Agreement matures in January 2004 and the Term Credit Agreement was scheduled to mature in November 2001. At December 31, 2001, we had $134,700,000 available under our Revolving Credit Agreement and the Term Credit Agreement had been repaid in full. At our option, amounts borrowed under the Revolving Credit Agreement bear interest at either LIBOR plus 1.10% or a reference rate. At our option, amounts borrowed under the Term Credit Agreement bore interest at either LIBOR plus 1.20% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under the Revolving Credit Agreement at December 31, 2001 was 3.23%. We will continue to use the Revolving Credit Agreement to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In April 2001, we issued $150,000,000 of 7.95% senior notes due April 15, 2011. The net proceeds were used to repay borrowings under the Revolving Credit Agreement and the Term Credit Agreement.

     All of our indebtedness is reflected in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. We are not a party to any off-balance sheet financing arrangements. Our indebtedness outstanding at December 31, 2001 includes regularly scheduled principal reductions, balloon payments and scheduled senior note redemptions as follows:

Year	Amount

2002	$4,323,000
2003	$4,605,000
2004	$232,683,000
2005	$11,818,000
2006	$58,927,000
2007	$76,545,000
2008	$26,873,000
2009	$47,779,000
2010	$48,364,000
2011	$150,320,000
2012	$5,836,000

     The payments due in the year 2004 include the balance drawn on the Revolving Credit Agreement at December 31, 2001 of $165,300,000. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

     We could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at December 31, 2001. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

     We have future obligations relating to leases for real estate and office equipment under operating leases expiring at various dates through 2021. Rental expense was $770,000 and $892,000 for the years ended December 31, 2001 and 2000, respectively. Minimum rentals under noncancellable operating leases in effect at December 31, 2001 were as follows:

2002	$770,000
2003	769,000
2004	764,000
2005	763,000
2006	763,000
2007 and subsequent	2,883,000

$6,712,000

     We have entered into certain related party transactions with executive officers and affiliates of the Company. We believe that all related party agreements were entered into at arms length. Information on these related party transactions can be found in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report.

     We expect to make distributions from net cash provided by operations. Operating cash flows in excess of amounts to be used for distributions will be invested primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or used to pay down outstanding balances on our Revolving Credit Agreement, if any.

     The following table provides recent historical distribution information:

				Distribution
Quarter Ended	Date Declared	Record Date	Date Paid	Per Share

March 31, 1999	February 10, 1999	March 17, 1999	April 16, 1999	$0.400
June 30, 1999	June 15, 1999	June 28, 1999	July 16, 1999	$0.400
September 30, 1999	September 9, 1999	September 24, 1999	October 22, 1999	$0.400
December 31, 1999	December 9, 1999	December 22, 1999	January 21, 2000	$0.400
March 31, 2000	February 9, 2000	March 17, 2000	April 14, 2000	$0.420
June 30, 2000	June 13, 2000	June 26, 2000	July 21, 2000	$0.420
September 30, 2000	September 15, 2000	September 25, 2000	October 20, 2000	$0.420
December 31, 2000	October 30, 2000	November 3, 2000	November 15, 2000	$0.280 (1)
March 31, 2001	January 30, 2001	February 16, 2001	March 15, 2001	$0.455
June 30, 2001	May 16, 2001	May 25, 2001	June 15, 2001	$0.455
September 30, 2001	August 14, 2001	August 31, 2001	September 14, 2001	$0.455
December 31, 2001	November 13, 2001	November 30, 2001	December 14, 2001	$0.455

(1)	During the fourth quarter of 2000 we distributed a special, two-month dividend of $0.28 a share. This dividend was in connection with the Western acquisition, and was paid to our stockholders of record before the merger transaction was closed to address the two-month shift in timing for the payment of our normal quarterly dividend in future periods.

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

     We expect to meet our long-term liquidity requirements such as property acquisition and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under the Revolving Credit

     Agreement to finance acquisition and development activities and capital improvements on an interim basis.

Inflation

     Substantially all of our leases provide for the recovery of real estate taxes and operating expenses we incur. In addition, many of the leases provide for fixed base rent increases or indexed escalations (based on the consumer price index or other measures) and percentage rent. We believe that inflationary increases in expenses will be substantially offset by expense reimbursements, contractual rent increases and percentage rent.

     The Revolving Credit Agreement bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

Impact of Accounting Pronouncements Issued but not Adopted by the Company

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002, and has not determined the impact of adoption on its financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes primarily as a result of our credit agreements and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates, although we use our line of credit for short-term borrowing purposes, and could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at December 31, 2001. We do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2001 in relation to total assets of $1,339,618,000 and a market capitalization of $971,482,000.

     Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value(3)

Fixed-rate debt (1)(2)	$4,323	$4,605	$67,351	$11,818	$58,909	$335,767	$502,773	$503,553
Average interest rate	7.71%	7.71%	7.78%	7.76%	7.19%	7.78%	7.71%	7.43%
Variable-rate LIBOR debt (1)	—	—	$165,300	—	—	—	$165,300	$165,300
Average interest rate	—	—	3.23%	—	—	—	3.23%	3.23%

(1)	Principal amounts shown are in thousands.

(2)	Excludes unamortized premiums on notes payable, net of discounts, of $162,000.

(3)	The fair value of notes payable, line of credit and senior notes payable approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

     The table incorporates only those exposures that exist as of December 31, 2001, and does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

     Certain information required by Part III is omitted from this annual report on Form 10-K in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held in May 2002 (the “Proxy Statement”) and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections captioned “Proposal One; Election of Directors” and “Compliance with Federal Securities Laws” of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the section captioned “Executive Compensation” of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K.

     1. Consolidated Financial Statements:

     2. Consolidated Financial Statement Schedule:

Schedule III-Properties and Accumulated Depreciation	F-22

Exhibits	Description

3.1
Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

4.1
Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

4.2
Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by this reference)

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by this reference)

4.4
Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K dated September 24, 1997, and incorporated herein by this reference)

4.5
Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

4.6
Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

4.7
Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

4.8
Form of Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.2 to Western Properties Trust Registration Statement on Form S-3 (Registration No. 333-71270) and incorporated herein by reference)

4.9
Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.9 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

4.10	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference)

Exhibits	Description

4.11	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference)

4.12
Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference)

10.1
The 1997 Stock Option and Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

10.2
The 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Appendix A to Pan Pacific Retail Properties, Inc.’s Proxy Statement for the 2000 Annual Meeting of Stockholders)

10.3
Form of Officers and Directors Indemnification Agreement (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 Registration No. 333-28715) and incorporated herein by reference)

10.4
Form of Non-Competition Agreement (previously filed as Exhibit 10.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

10.5
Revolving Credit Agreement, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent, Dresdner Bank AG, New York and Grand Cayman Branches, Guaranty Federal Banks, F.S.B., as Co- Agent and Wells Fargo Bank, N.A., as Co-Agent (previously filed as Exhibit 10.9 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

10.6
Term Credit Agreement, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.10 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333- 51230) and incorporated herein by reference)

10.7
Member’s Interest Purchase Agreement, dated as of August 13, 1999, by and among Pan Pacific Retail Properties, Inc., Pan Pacific (RLP), Inc. and Stanley W. Gribble (previously filed as Exhibit 10.15 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

Exhibits	Description

10.8
Loan Assumption and Modification Agreement, dated as of September 23, 1999, by and between Pan Pacific Retail Properties, Inc. and La Salle National Bank (previously filed as Exhibit 10.16 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

10.9
Operating Agreement of Pan Pacific (Rancho Las Palmas), LLC, dated as of September 23, 1999 (previously filed as Exhibit 10.17 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

10.10
Contribution Agreement and Escrow Instructions, dated as of August 13, 1999, by and between Pan Pacific Retail Properties, Inc. and Ranch Las Palmas Center Associates (previously filed as Exhibit 10.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

10.11*	Form of Second Amended and Restated Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Stuart A. Tanz

10.12*	Form of Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Joseph B. Tyson

10.13*	Form of Second Amended and Restated Employment Agreement, dated as of October 30, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Jeffrey S. Stauffer

10.14*	Form of Restricted Stock Agreement between Pan Pacific Retail Properties, Inc. and each of Messrs. Stuart A. Tanz, Jeffrey S. Stauffer and Joseph B. Tyson

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

* Filed Herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2002.

     PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ Stuart A. Tanz	By:	/s/ Joseph B. Tyson

	Stuart A. Tanz Director, Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Riedy Mark J. Riedy	Director	March 14, 2002

/s/ Bernard M. Feldman Bernard M. Feldman	Director	March 14, 2002

/s/ David P. Zimel David P. Zimel	Director	March 14, 2002

/s/ Joseph P. Colmery Joseph P. Colmery	Director	March 14, 2002

/s/ James L. Stell James L. Stell	Director	March 14, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Pan Pacific Retail Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California
January 23, 2002

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
ASSETS:	2001	2000

Properties, at cost:
Land	$349,694	$350,604
Buildings and improvements	946,188	887,353
Tenant improvements	36,069	30,762

	1,331,951	1,268,719
Less accumulated depreciation and amortization	(98,762)	(73,895)

	1,233,189	1,194,824
Investments in unconsolidated partnerships	1,580	6,816
Cash and cash equivalents	3,765	1,932
Accounts receivable (net of allowance for doubtful accounts of $1,680 and $1,404, respectively)	8,006	7,107
Accrued rent receivable (net of allowance for doubtful accounts of $1,928 and $1,588, respectively)	17,351	14,288
Notes receivable	47,892	37,944
Deferred lease commissions (including unamortized related party amounts of $4,279 and $2,978, respectively, and net of accumulated amortization of $3,368 and $2,415, respectively)	6,352	4,836
Prepaid expenses	10,305	9,133
Other assets	11,178	20,810

	$1,339,618	$1,297,690

LIABILITIES AND EQUITY:
Notes payable	$229,135	$233,911
Line of credit and term loan payable	165,300	267,650
Senior notes	273,800	124,850
Accounts payable, accrued expenses and other liabilities	28,177	22,527

	696,412	648,938
Minority interests	20,748	41,754

Stockholders’ equity:
Common stock par value $.01 per share, 100,000,000 authorized shares, 32,789,913 and 32,074,368 shares issued and outstanding, net of 1,000,000 and 0 treasury shares, at December 31, 2001 and 2000, respectively	328	321
Paid in capital in excess of par value	714,615	705,265
Accumulated deficit	(92,485)	(98,588)

	622,458	606,998

	$1,339,618	$1,297,690

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	For the Years Ended December 31,

	2001	2000	1999

REVENUE:
Base rent	$140,296	$93,990	$79,377
Percentage rent	2,699	753	760
Recoveries from tenants	32,616	21,648	17,893
Net gain on sale of real estate	4,129	—	400
Income from unconsolidated partnerships	837	364	341
Other	8,417	3,738	2,291

	188,994	120,493	101,062

EXPENSES:
Property operating	22,168	14,285	12,551
Property taxes	13,867	8,938	7,399
Depreciation and amortization	29,278	20,374	17,476
Interest	46,196	32,112	23,939
General and administrative	9,168	5,105	5,315
Merger related expenses	—	3,204	—
Other	1,574	556	248

	122,251	84,574	66,928

INCOME BEFORE MINORITY INTERESTS	66,743	35,919	34,134
Minority interests	(2,521)	(2,119)	(1,558)

NET INCOME	$64,222	$33,800	$32,576

Basic earnings per share	$2.02	$1.49	$1.54
Diluted earnings per share	$1.97	$1.48	$1.54

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Paid in
	Common stock		capital in
			excess of	Accumulated
	Shares	Amount	par value	deficit	Total

Balance at December 31, 1998	21,162,012	$212	$481,182	$(98,306)	$383,088
Issuance and vesting of restricted stock	90,500	1	130	—	131
Net income	—	—	—	32,576	32,576
Cash distributions paid and declared	—	—	—	(33,929)	(33,929)

Balance at December 31, 1999	21,252,512	213	481,312	(99,659)	381,866
Vesting of restricted stock	—	—	1,615	—	1,615
Stock issued in acquisition of Western	10,754,256	107	221,027	—	221,134
Stock grant	6,000	—	120	—	120
Stock issued on exercise of options	61,600	1	1,191	—	1,192
Net income	—	—	—	33,800	33,800
Cash distributions paid and declared	—	—	—	(32,729)	(32,729)

Balance at December 31, 2000	32,074,368	321	705,265	(98,588)	606,998
Repurchase of common stock	(1,000,000)	(10)	(20,840)	—	(20,850)
Conversion of operating subsidiary units to common stock	921,322	9	18,252	—	18,261
Stock issued in acquisition of Western	520	—	11	—	11
Issuance and vesting of restricted stock	217,800	2	920	—	922
Stock issued on exercise of options	575,903	6	11,007	—	11,013
Net income	—	—	—	64,222	64,222
Cash distributions paid and declared	—	—	—	(58,119)	(58,119)

Balance at December 31, 2001	32,789,913	$328	$714,615	$(92,485)	$622,458

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,222	$33,800	$32,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,278	20,374	17,476
Amortization of prepaid financing costs	999	700	707
Net gain on sale of real estate	(4,129)	—	(400)
Income from unconsolidated partnerships	(837)	(364)	(341)
Minority interests	2,521	2,119	1,558
Vesting of restricted stock	922	1,615	—
Stock grant	—	120	—
Changes in assets and liabilities, net of the effects of the acquisition of Western:
Increase in accounts receivable	(899)	(2,230)	(337)
Increase in accrued rent receivable	(3,063)	(1,897)	(2,748)
Increase in accrued interest to note receivable	(3,057)	—	—
Increase in deferred lease commissions	(2,735)	(1,757)	(1,785)
Increase in prepaid expenses	(358)	(505)	(732)
Increase in other assets	(9,046)	(1,569)	(948)
Increase in accounts payable, accrued expenses and other liabilities	5,259	5,198	1,394

Net cash provided by operating activities	79,077	55,604	46,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(63,817)	(49,913)	(81,219)
Proceeds from sale of real estate	36,423	198	12,915
Increase (decrease) in construction accounts payable and accrued expenses	391	116	(2,573)
Distributions from unconsolidated partnerships	584	355	84
Acquisition of Western	(1,952)	(14,371)	—
Acquisition of interest in unconsolidated partnership	—	—	(7,163)
Acquisition of minority interests	(2,252)	(570)	(204)
Increase in other assets	—	(13,339)	(841)
Collections of notes receivable	3,678	6,224	1,599
Increases in notes receivable	(19,282)	(2,673)	(269)

Net cash used in investing activities	(46,227)	(73,973)	(77,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit proceeds	168,300	346,260	106,962
Line of credit payments	(270,650)	(279,910)	(116,662)
Notes payable proceeds	—	—	91,300
Notes payable payments	(4,776)	(4,207)	(14,949)
Prepaid financing costs	(1,700)	(1,267)	(2,719)
Issuance of senior notes, net	148,837	—	—
Repurchase of common shares	(20,850)	—	—
Issuance of common shares	11,013	1,192	—
Distributions paid	(61,191)	(43,456)	(34,663)

Net cash (used in) provided by financing activities	(31,017)	18,612	29,269

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,833	243	(1,982)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,932	1,689	3,671

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,765	$1,932	$1,689

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	For the Years Ended December 31,

	2001	2000	1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $1,539, $202 and $231, respectively)	$45,547	$30,699	$22,995
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from investment in unconsolidated partnerships to property	$—	$—	$15,775
Transfer of other assets to properties	$20,107	$—	$—
Transfer of note receivable to property	$11,113	$—	$—
Notes receivable issued upon sales of properties	$2,400	$1,801	$1,962
Conversion of operating subsidiary units to common stock	$18,261	$—	$—
Stock issued in acquisition of Western	$11	$221,134	$—
Assumption of senior notes and line of credit	$—	$197,350	$—
Notes payable assumed upon acquisition of properties and Western	$—	$9,628	$12,523
Minority interest from acquisition of properties and Western	$—	$18,751	$6,134
Accrued liability for acquisition of partnership interests	$—	$126	$—
Distributions payable	$—	$—	$8,960
Note payable assumed by buyer upon sale of property	$—	$—	$4,408

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

1. Organization and basis of presentation

     Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the “Company”) is an equity real estate investment trust (“REIT”) that owns, leases and manages neighborhood and community shopping centers. As of December 31, 2001, the Company owned a portfolio comprised of 108 properties located primarily in the Western region of the United States. Commencing with its taxable year ended December 31, 1997, the Company believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code.

     In 1998 and 1999, the Company formed certain operating subsidiaries to acquire shopping center properties. The Company is the managing member and in exchange for the properties which were contributed to the operating subsidiaries, units were issued to the non-managing members. These operating subsidiaries were primarily formed for tax planning purposes for the non-managing members who contributed the properties. A non-managing member can seek redemption of the units after the first anniversary of the date of issuance. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share of common stock for each unit, or (ii) paying cash to the non-managing member based on the average trading price of its common stock. Distributions are made to the non-managing members at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the non-managing members in an amount equal to the cumulative distributions earned by such members. All remaining net income or loss is allocated to the Company as the managing member. The following table summarizes the activity for these operating subsidiaries as of December 31, 2001:

	Units originally	Units	Units
Operating subsidiary	issued	converted	outstanding

Pan Pacific (Portland), LLC	832,617	400,000	432,617
Pan Pacific (Rancho Las Palmas), LLC	314,587	0	314,587

     On November 13, 2000, the Company acquired Western Properties Trust (“Western”), a real estate investment trust, at a cost of approximately $440,000,000. The transaction was a stock for stock exchange including assumption of debt whereby Western common shares and units were exchanged into newly issued Company common shares and units, based upon a price of $20.5625 per share/unit issued and a 0.62 exchange ratio. As a result, the Company issued 10,754,776 common shares and 911,934 operating subsidiary units to Western’s equity holders. The Company accounted for this transaction using the purchase method of accounting; accordingly, the Company’s results of operations for the period from November 13, 2000 through December 31, 2000 include Western.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

1. Organization and basis of presentation (continued)

     In connection with the acquisition of Western, the Company has an investment in certain operating partnerships. Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income or loss is allocated to the Company as general partner. Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P., issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are made to the limited partners after a 10% preferred return to the Company as general partner. Net income is allocated to the Company, as general partner, and to the limited partners in amounts equal to the cumulative distributions earned by such partners and thereafter based on their ownership interests. Losses are allocated 99% to the Company as general partner and 1% to the limited partners. The following table summarizes the activity for these operating subsidiaries as of December 31, 2001:

	Units originally	Units	Units
Operating subsidiary	issued	converted	outstanding

Pan Pacific (Kienows), L.P.	857,065	623,067	233,998 (a)
Pan Pacific (Pinecreek), L.P.	54,869	0	54,869

     (a)  All remaining units were converted for $6,721,000 cash in January 2002.

     Unaudited pro forma information reflecting the acquisition of Western is presented in the following table. The amounts included therein assume that the acquisition had taken place at the beginning of the year.

	For the years ended December 31,

	2000	1999

	(Pro forma, unaudited)
Total revenue	$181,497	$166,614
Total expenses	$120,151	$108,749
Net income	$61,346	$57,865
Basic earnings per share	$1.92	$1.81
Diluted earnings per share	$1.89	$1.81

2. Summary of significant accounting policies and practices

(a) Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company consolidated entities the Company controls and recorded a minority interest for the portions not owned by the Company.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

2. Summary of significant accounting policies and practices (continued)

(b) Cash and cash equivalents

     For purposes of reporting cash flows, highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash totaled $252,000 and $331,000 at December 31, 2001 and 2000, respectively.

(c) Income recognition

     Rental revenue is recognized on a straight-line basis over the terms of the leases, less an allowance for doubtful accounts relating to accounts receivable and accrued rent receivable for amounts deemed uncollectible and for leases which may be terminated before the end of the contracted term. The Company considers tenant retention in determining an appropriate allowance to record. Percentage rent is recorded at the time tenants meet specified sales thresholds. The Company receives reimbursement for real estate taxes and certain other operating expenses. Such reimbursements are generally recognized at the time the related expenses are incurred.

     Bad debt expense, included in property operating expenses in the Company’s financial statements, was $1,765,000, $441,000 and $702,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(d) Capitalization of costs

     The Company capitalizes certain acquisition and development related costs to the carrying costs of the property acquired or developed. These costs are being depreciated over the estimated useful lives of the properties. The capitalized costs associated with unsuccessful acquisitions are charged to expense when the acquisition is abandoned.

(e) Depreciation and amortization

     Depreciation on buildings and improvements is provided using a forty-year straight-line basis. Management believes forty years is an appropriate estimated useful life for buildings and improvements. Tenant improvements and costs incurred in obtaining leases are depreciated on a straight-line basis over the lives of the respective leases.

     Prepaid financing costs are amortized over the lives of the loans and the related amortization expense is included as a component of interest expense. Premiums and discounts on indebtedness are amortized over the life of the related debt using the straight-line method, which approximates the effective interest method.

(f) Impairment of long-lived assets and long-lived assets to be disposed of

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

2. Summary of significant accounting policies and practices (continued)

(g) Income taxes

     As of April 16, 1997, the Company elected to be taxed as a REIT pursuant to the Internal Revenue Code, as amended. In general, a corporation that distributes at least 90% of its REIT taxable income to stockholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Company has qualified and intends for it to continue to qualify as a REIT in the future. As discussed more fully in Note 8, management also does not expect that the Company will pay income taxes on “built-in gains” on certain of its assets. Based on these considerations, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates in future years.

(h) Credit and concentration risk

     The Company predominantly operates in one industry segment: real estate ownership, management and development. No single tenant accounts for 10% or more of rental revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company’s customer base, and their dispersion across many areas within the Western region of the United States. At December 31, 2001 and 2000, the Company had no significant concentration of credit risk.

(i) Net income per share

     Basic earnings per share (“EPS”) is computed by dividing earnings available to common stockholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing the adjusted amount of earnings available to common stockholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

2. Summary of significant accounting policies and practices (continued)

     The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted EPS (all net income is available to common stockholders for the periods presented):

	For the years ended December 31,

	2001	2000	1999

Income available to common stockholders:
Basic	$64,222	$33,800	$32,576
Add-back income allocated to dilutive operating subsidiary units	1,864	585	1,530

Diluted	$66,086	$34,385	$34,106

Weighted average shares:
Basic	31,857,903	22,695,877	21,196,238
Incremental shares from assumed:
Exercise of dilutive stock options	294,006	35,765	8,478
Conversion of dilutive operating subsidiary units	1,408,843	436,677	917,943

Diluted	33,560,752	23,168,319	22,122,659

     At December 31, 2001 and 2000, 0 and 310,167 stock options, respectively, were excluded from the calculation of diluted weighted average shares because they were anti-dilutive. At December 31, 2001 and 2000, 314,587 and 832,617 operating subsidiary units were excluded from the calculation of diluted weighted average shares because they were anti-dilutive.

(j) Stock plans

     The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of option grants only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for restricted stock grants is determined on the grant date based on the market price and is recognized over the vesting period. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosures required by SFAS No. 123.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

2. Summary of significant accounting policies and practices (continued)

(k) Use of estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of revenue and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

     Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies include management’s estimates of useful lives in calculating depreciation expense on its shopping center properties and the ultimate recoverability (or impairment) of each shopping center asset. If the useful lives of buildings and improvements are different from 40 years, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of shopping center properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

(l) Reclassifications

     Certain reclassifications of 2000 and 1999 amounts have been made in order to conform to 2001 presentation.

3. Investments in unconsolidated partnerships

     The accompanying consolidated financial statements include investments in partnerships in which the Company exerts significant influence but does not own a controlling interest. At December 31, 2001, the Company owned a 50% general partner interest in North Coast Health Center. During December 2001, the Company sold its 30% undivided co-tenant interest in Serra Center. At December 31, 2000, the Company owned a 50% general partner interest in North Coast Health Center and a 30% undivided co-tenant interest in Serra Center. These investments are reported using the equity method.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

4. Indebtedness

(a) Notes payable

	December 31,

	2001	2000

Notes payable secured by properties consist of the following:
Bank notes payable, secured by deeds of trust, bearing interest at 7.10% with monthly principal and interest payments of $391, due in August 2009	$54,545	$55,333
Bank notes payable, secured by a mortgage and deeds of trust, bearing interest at 8.17% with monthly principal and interest payments of $404, due in January 2007	52,004	52,524
Bank notes payable, secured by deeds of trust, bearing interest at 7.21% with monthly principal and interest payments of $252, due in July 2006	33,680	34,254
Bank note payable, secured by a deed of trust, bearing interest at 7.72% with monthly principal and interest payments of $190, due in January 2010	26,080	26,331
Bank note payable, secured by deeds of trust, bearing interest at 8.73% with monthly principal and interest payments of $144, due in February 2007 (a)	16,448	16,704
Bank note payable, secured by a deed of trust, bearing interest at 8.10% with monthly principal and interest payments of $94, due in August 2007	12,230	12,367
Bank note payable, secured by a deed of trust, bearing interest at 7.80% with monthly principal and interest payments of $107, due in December 2005	9,779	10,280
Bank note payable, secured by a deed of trust, bearing interest at 7.61% with monthly principal and interest payments of $80, due in May 2004	9,357	9,591
Bank note payable, secured by a deed of trust, bearing interest at 7.65% with monthly principal and interest payments of $54, due in October 2012 (b)	7,327	7,413
Bank note payable, secured by a deed of trust, bearing interest at 7.00% with monthly principal and interest payments of $37, due in March 2004	4,334	4,411
Bank note payable, secured by a deed of trust, bearing interest at 7.88% with monthly principal and interest payments of $56, due in August 2008	1,988	3,136

	227,772	232,344
Unamortized note payable premiums	1,363	1,567

	$229,135	$233,911

(a)	Excludes unamortized note payable premium of $1,082 and $1,266 at December 31, 2001 and 2000, respectively.

(b)	Excludes unamortized note payable premium of $281 and $301 at December 31, 2001 and 2000, respectively.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

4. Indebtedness (continued)

     Principal payments under these notes payable are due as follows:

2002	$4,323
2003	4,605
2004	17,383
2005	11,818
2006	33,927
2007 and subsequent	155,716

$227,772

(b) Line of credit and term loan payable

     In November 2000, the Company entered into an unsecured $300,000,000 Revolving Credit Agreement which bears interest, at the Company’s option, at either LIBOR plus 1.10% or a reference rate and expires in January 2004. At December 31, 2001 and 2000, the amount drawn on this line of credit was $165,300,000 and $167,650,000, respectively, and the interest rate was 3.23% and 7.89%, respectively. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment.

     In November 2000, the Company also executed an unsecured $100,000,000 Term Credit Agreement which bore interest, at the Company’s option, at either LIBOR plus 1.20% or a reference rate and was to expire in November 2001 with a three month option to extend at the Company’s discretion. At December 31, 2000, the full amount was drawn on this loan. The Company paid off the loan in full in July 2001.

(c) Senior notes

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

5. Financial instruments

     The following methods and assumptions were used to estimate fair value of each class of financial instruments:

(a)	Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities

     The carrying amounts approximate fair values because of the short-term nature of these instruments.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

5. Financial instruments (continued)

(b) Notes receivable

     The carrying amounts of notes receivable with balances of $859,000 and $2,486,000 at December 31, 2001 and 2000, respectively, approximate fair values because of the short-term nature of these instruments.

     It was not practicable to estimate the fair value of notes receivable with balances of $41,784,000 and $32,999,000 at December 31, 2001 and 2000, respectively, due to the uncertainty of the timing of repayment. One of the notes had a balance of $41,127,000 and $19,593,000 at December 31, 2001 and 2000, respectively. The note bears interest at 9.00% on the first $26,500,000 and at 10.50% thereafter. The security interest in the related asset is considered to be in excess of the credit risk associated with the note balance. The principal balance on the note may be repaid earlier than its scheduled maturity of 2007. In addition, the note agreement provides for 25% of the cash flow after debt service to be paid to the Company for seven years.

     The fair value of notes receivable with balances of $5,249,000 and $2,459,000 at December 31, 2001 and 2000, respectively, approximates the carrying amounts based on market rates for the same or other instruments with similar risk, security and remaining maturities.

(c) Notes payable, line of credit and senior notes payable

     The fair value of notes payable, line of credit and senior notes payable approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

6. Net gain on sale of real estate

     The Company recorded a net gain on sale of real estate of $4,129,000 during the year ended December 31, 2001. The gain related to the sale of a non-core shopping center, five single tenant assets, a 30% interest in a shopping center (Note 3) and four parcels of land. The total sales proceeds of $38,823,000 were received in cash and a note receivable.

     The Company recorded a net gain on sale of real estate of $400,000 during the year ended December 31, 1999. The gain related to the sale of two shopping centers and one single tenant asset. The total sales proceeds of $12,970,000 were received in cash and notes receivable.

7. Stock plans

     In August 1997, the Company established the 1997 Stock Option and Incentive Plan (the “1997 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 1997 Plan authorizes grants of stock, restricted stock and options to purchase up to 1,620,000 shares of authorized but unissued common stock. In March 2000, the Company established the 2000 Stock Incentive Plan (the “2000 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 2000 Plan authorizes grants of stock, restricted stock and options to purchase up to 489,971 shares of authorized but unissued common stock. The 2000 Plan was approved by the Company’s stockholders at the annual meeting held in May 2000. In November 2000, the number of shares available for grant pursuant to the 2000 Plan was increased to 1,786,695 shares upon approval by the Company’s stockholders in connection with the merger with Western. At December 31, 2001, there were 1,057,075 additional shares available for grant under the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

7. Stock plans (continued)

(a) Stock options

     Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The stock options have seven-year terms and vest 33 1/3% per year over three years from the date of grant, except for the options granted to the independent directors which vest 33 1/3% immediately, with the remainder vesting ratably over two years. In connection with the acquisition of Western, all issued and outstanding stock options became fully vested.

     The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 were $2.14, $1.71 and $1.64, respectively, on the dates of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2001	2000	1999

Expected distribution yield	7.80%	8.30%	8.50%
Risk-free interest rate	5.00%	5.00%	5.00%
Expected volatility	22.48%	22.88%	23.90%
Expected life (years)	6.8	5.9	6.5

     The Company applies APB Opinion No. 25 in accounting for the 1997 Plan and 2000 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2001		2000		1999

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

Net income	$64,222	$63,795	$33,800	$32,535	$32,576	$31,481
Diluted earnings per share	$1.97	$1.96	$1.48	$1.43	$1.54	$1.49

     Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

7. Stock plans (continued)

     Stock option activity during the periods presented is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance at December 31, 1998	1,215,167	$20.2265
Granted	283,000	$17.6250
Exercised	—	$—
Forfeited	(17,000)	$20.0600
Expired	(3,333)	$19.5000

Balance at December 31, 1999	1,477,834	$19.7750
Granted	173,000	$18.6250
Exercised	(61,600)	$19.3478
Forfeited	(15,333)	$19.4743
Expired	(10,667)	$20.0192

Balance at December 31, 2000	1,563,234	$19.6605
Granted	425,486	$21.5500
Exercised	(575,903)	$19.1051
Forfeited	(7,000)	$21.5500
Expired	(8,000)	$21.8901

Balance at December 31, 2001	1,397,817	$20.4240

     At December 31, 2001, the range of exercise prices for outstanding options was $17.625 to $22.1875 and the weighted average exercise price and weighted average remaining contractual life of outstanding options were $20.4240 and 4.1 years, respectively. The weighted average exercise price of exercisable outstanding options was $19.9809. At December 31, 2001, 1,002,152 of the 1,397,817 outstanding options were exercisable.

(b) Restricted stock and stock grants

     During 2001, the Company granted 212,000 shares of restricted stock to certain officers and key employees pursuant to the 1997 Plan and the 2000 Plan. The restricted shares vest over five years from the date of grant. During 2001, the Company granted 5,000 shares of restricted stock to the independent directors of the Board pursuant to the 1997 Plan. The restricted shares vest over one year from the date of grant. During 2001, the Company granted 800 shares of restricted stock to an independent director of the Board pursuant to the 1997 Plan. The restricted shares vest 33 1/3% immediately, with the remainder vesting ratably over two years. Compensation expense for the portion that vested during 2001 has been recognized in general and administrative expenses. Compensation expense related to these grants to be recognized in future periods is $3,910,000 at December 31, 2001.

     In November 2000, the Company’s Board of Directors granted a total of 6,000 shares of stock to the independent directors of the Board. Expense related to this grant has been recognized in merger related expenses. During 1999, the Company granted 90,500 shares of restricted stock to certain officers and key employees pursuant to the 1997 Plan. The restricted shares vest over five years from the date of grant. Compensation expense, for the portion that vested during 1999 and 2000 prior to the acquisition of Western, has been recognized in general and administrative expenses. In connection with the acquisition of Western, the restricted shares became fully vested and the remaining compensation expense of $1,305,000 has been recognized in merger related expenses.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

8. Income taxes

     As discussed in Note 2(g), the Company elected to be taxed as a REIT, effective April 16, 1997. Management believes that the Company qualified and management’s intent is to continue to qualify as a REIT and therefore does not expect the Company will be liable for income taxes at the federal level or in most states in future years. Accordingly, for the years ended December 31, 2001, 2000 and 1999, no provision was recorded for federal or substantially all state income taxes.

     In connection with its election to be taxed as a REIT, the Company also elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $50,000,000 at December 31, 2001, 2000 and 1999. Management believes that the Company will not be required to make payments of income taxes on built-in gains during the ten-year period ending December 31, 2007. It is the intent and ability of the Company to defer asset dispositions to periods when related gains will not be subject to the built-in gains income taxes or to use tax planning ideas available to defer recognition of the built-in gains. However, it may be necessary to recognize a liability for such income taxes in the future if management’s plans and intentions with respect to asset dispositions, or the related tax laws, change.

     The following unaudited table reconciles the Company’s book net income to REIT taxable income before dividends paid deduction:

	For the years ended December 31,

	2001	2000	1999
	Estimate	Actual	Actual

Book net income	$64,222	$33,800	$32,576
Less: Differences between book and tax net income for REIT subsidiaries	(2,225)	3,993	(2,261)

	61,997	37,793	30,315
Add: Book depreciation and amortization	29,278	20,374	17,476
Less: Tax depreciation and amortization	(26,145)	(16,513)	(14,667)
Less: Straight-line rent adjustments	(3,157)	(1,898)	(3,071)
Book/tax difference on gains/losses from capital transactions	(136)	(81)	(1,024)
Other book/tax differences, net	(925)	1,504	(698)

Taxable ordinary income before adjustments	60,912	41,179	28,331
Less: Other adjustments (a)	(7,478)	(7,478)	—

REIT taxable income before dividends paid deduction	$53,434	$33,701	$28,331

     (a)  Based on other adjustments permitted by the Internal Revenue Code.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

8. Income taxes (continued)

     The Company pays distributions quarterly to the stockholders. The following presents the federal income tax characterization of distributions paid or deemed to be paid to stockholders:

	For the years ended December 31,

	2001		2000		1999

Ordinary income	$1.73	94.94%	$1.67	86.18%	$1.46	92.15%
Return of capital	0.09	5.06%	0.27	13.82%	0.12	7.85%

	$1.82	100.00%	$1.94	100.00%	$1.58	100.00%

9. Future lease revenue

     Total future minimum lease receipts under noncancellable operating tenant leases in effect at December 31, 2001 are as follows:

2002	$136,693
2003	125,039
2004	111,293
2005	95,972
2006	78,382
2007 and subsequent	410,116

$957,495

10. Related party transactions

(a)  On January 4, 2001, the Company purchased 1,000,000 shares of its common stock from Revenue Properties (U.S.), Inc., an affiliate of the Company. The Company purchased the stock at a price of $20.85 per share and financed the transaction through a draw under its line of credit.

(b)  Distributions on common stock paid to Revenue Properties (U.S.), Inc., an affiliate of the Company, during 2001 and 2000 were $7,004,000 and $20,968,000, respectively.

(c)  The Company received $15,000, $85,000 and $150,000 for the years ended December 31, 2001, 2000 and 1999, respectively, which represent a reimbursement of costs incurred by the Company in providing financial services to Revenue Properties (U.S.), Inc. These amounts are included as a reduction of general and administrative expenses.

(d)  The Company had notes receivable of $735,000 and $687,000 due from executive officers at December 31, 2001 and 2000, respectively. These notes were part of the acquisition of Western and replaced notes previously held by officers of Western. These notes bore interest at 7.50% and were repaid in January 2002. In addition, the Company had notes receivable of $124,000 and $116,000 due from executive officers at December 31, 2001 and 2000, respectively. These notes, which bear interest at 7.00%, are due on demand. In addition, during 2000 notes receivable of $297,000 were issued to executive officers. These notes bore interest at 7.00% and were forgiven in November 2000 as a result of the acquisition of Western and were a component of merger related expenses. The Company had notes receivable at December 31, 1999 of $260,000 due from executive officers. The notes bore interest at 7.00% and were forgiven in 2000 as a component of annual compensation.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

11. Employee benefit plan

     All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan as defined by the Internal Revenue Code. The employee benefit plan, sponsored by the Company, allows eligible employees to defer up to 15% of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management’s discretion, may match employee contributions. The Company’s cost for the years ended December 31, 2001, 2000 and 1999 was approximately $64,000, $58,000 and $23,000, respectively.

12. Commitments and contingencies

(a)  The Company leases certain real estate and office equipment under operating leases expiring at various dates through 2021. Rental expense was $770,000, $892,000 and $769,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum rentals under noncancellable operating leases in effect at December 31, 2001 were as follows:

2002	$770
2003	769
2004	764
2005	763
2006	763
2007 and subsequent	2,883

$6,712

(b)  In connection with the acquisition of Western, the Company was named in a complaint alleging, among other things, that the merger terms between the Company and Western were unfair and violated fiduciary obligations to Western’s shareholders. Management believes, based in part upon discussions with legal counsel, that these claims are without merit and intends to vigorously defend against this action; however, the outcome of any litigation is by its nature unpredictable and we therefore cannot assure that we will successfully defend this action.

(c)  Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

13. Segment reporting

     The Company predominantly operates in one industry segment — real estate ownership, management and development. As of December 31, 2001 and 2000, the Company owned 108 and 110 community shopping centers, respectively, primarily located in the Western United States (see Note 1). Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. Therefore, the Company defines operating segments as individual properties with no segment representing more than 10% of the net operating income of the Company. No single tenant accounts for 10% or more of rental revenue and none of the shopping centers are located in a foreign country.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

14. Quarterly financial data (unaudited)

The following summarizes the condensed quarterly financial information for the Company:

	Quarters ended 2001

	December 31	September 30	June 30	March 31

Revenue	$48,642	$46,633	$48,596	$45,123
Expenses and minority interests	31,831	30,117	32,235	30,589

Net income	$16,811	$16,516	$16,361	$14,534

Basic earnings per share	$0.52	$0.52	$0.52	$0.46
Diluted earnings per share	$0.51	$0.50	$0.51	$0.45

	Quarters ended 2000

	December 31	September 30	June 30	March 31

Revenue	$38,021	$28,044	$27,365	$27,063
Expenses and minority interests	29,669	19,320	18,951	18,753

Net income	$8,352	$8,724	$8,414	$8,310

Basic and diluted earnings per share	$0.31	$0.41	$0.40	$0.39

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2001
(In thousands)

				Costs Capitalized
				Subsequent to
		Initial Costs		Acquisition		Total Costs

			Buildings				Buildings			Date of
			and		Carrying		and	Total	Accumulated	Acquis. (A)
Description	Encumbrances	Land	Improvements (2)	Improvements(2)	Costs	Land	Improvements	(1) (2) (3)	Depreciation (2) (3)	Constr. (C)

PROPERTIES:
Albany Plaza Albany, OR	$—	$1,525	$4,638	$1,191	$—	$1,525	$5,829	$7,354	$461	1999	(A)
Anderson Square Anderson, CA	—	827	2,480	76	—	827	2,556	3,383	81	2000	(A)
Angels Camp Town Center Angels Camp, CA	—	1,153	3,485	23	—	1,153	3,508	4,661	100	2000	(A)
Arlington Courtyard Riverside, CA	—	401	753	87	—	401	840	1,241	246	1994	(A)
Auburn North Auburn, WA	—	2,275	8,053	1,616	—	2,275	9,669	11,944	836	1999	(A)
Bear Creek Plaza Medford, OR	—	3,275	9,825	1,579	—	3,275	11,404	14,679	1,227	1998	(A)
Blaine International Center Blaine, WA	—	1,951	5,255	13	—	1,951	5,268	7,219	149	2000	(A)
Blossom Valley Turlock, CA	—	2,494	7,483	9	—	2,494	7,492	9,986	209	2000	(A)
Brookhurst Anaheim, CA	—	6,152	14,364	—	—	6,152	14,364	20,516	90	2001	(A)
Brookvale Center Fremont, CA	—	3,161	9,489	1,017	—	3,161	10,506	13,667	1,173	1997	(A)
Cable Park Orangevale, CA	—	3,042	9,174	31	—	3,042	9,205	12,247	449	1999	(A)
Canal Farms Las Brunos, CA	—	1,576	4,728	54	—	1,576	4,782	6,358	138	2000	(A)
Canby Square Canby, OR	—	2,503	7,518	59	—	2,503	7,577	10,080	23	2001	(A)
Canyon Ridge Plaza Kent, WA	—	2,457	—	8,638	—	2,904	8,191	11,095	1,390	1992	(A)
										1995	(C)
Canyon Square Plaza Santa Clarita, CA	—	2,725	8,338	102	—	2,725	8,440	11,165	522	1999	(A)
Caughlin Ranch Reno, NV	—	2,283	6,852	840	—	2,283	7,692	9,975	194	2000	(A)
Centennial Plaza Hartford, CA	—	2,761	8,286	13	—	2,761	8,299	11,060	235	2000	(A)
Century Center Modesto, CA	—	4,780	14,337	57	—	4,780	14,394	19,174	407	2000	(A)
Cheyenne Commons Las Vegas, NV	—	8,540	26,810	3,280	—	8,540	30,090	38,630	5,071	1995	(A)
Chico Crossroads Chico, CA	—	3,600	17,063	24	—	3,600	17,087	20,687	2,083	1997	(A)
Chino Town Square Chino, CA	26,080	8,801	10,297	26,898	—	21,093	24,903	45,996	4,465	1992	(A)
Claremont Village Everett, WA	—	2,319	6,987	234	—	2,319	7,221	9,540	835	1997	(A)
Cobblestone Redding, CA	—	1,869	5,609	64	—	1,869	5,673	7,542	166	2000	(A)
Commonwealth Square Folsom, CA	—	4,425	13,274	28	—	4,425	13,302	17,727	374	2000	(A)
Country Club Center Rio Rancho, NM	3,166	566	2,514	917	—	566	3,431	3,997	1,199	1992	(A)
Country Gables Granite Bay, CA	—	4,621	10,806	87	—	4,621	10,893	15,514	310	2000	(A)
Creekside Center Hayward, CA	—	1,500	4,500	634	—	1,500	5,134	6,634	464	1998	(A)
Currier Square Oroville, CA	—	1,591	4,771	—	—	1,591	4,771	6,362	135	2000	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2001
(In thousands)

				Costs Capitalized
				Subsequent to
		Initial Costs		Acquisition		Total Costs

			Buildings				Buildings			Date of
			and		Carrying		and	Total	Accumulated	Acquis. (A)
Description	Encumbrances	Land	Improvements (2)	Improvements(2)	Costs	Land	Improvements	(1) (2) (3)	Depreciation (2) (3)	Constr. (C)

PROPERTIES:
Dodge Center Fallon, NV	—	422	1,267	—	—	422	1,267	1,689	36	2000	(A)
Dublin Retail Center Dublin, CA	—	4,053	12,159	216	—	4,053	12,375	16,428	29	2000	(A)
Eagle Station Carson City, NV	—	2,455	7,363	33	—	2,455	7,396	9,851	212	2000	(A)
East Burnside Portland, OR	—	1,583	3,691	114	—	1,583	3,805	5,388	117	2000	(A)
Eastridge Plaza Porterville, CA	—	1,170	3,513	4	—	1,170	3,517	4,687	98	2000	(A)
Elko Junction Elko, NV	—	3,274	9,822	43	—	3,274	9,865	13,139	280	2000	(A)
Elverta Crossing Sacramento, CA	—	3,080	9,236	107	—	3,080	9,343	12,423	270	2000	(A)
Encinitas Marketplace Encinitas, CA	—	3,529	8,385	342	—	3,529	8,727	12,256	372	2000	(A)
Fairmont Shopping Center Fairmont, CA	—	3,420	8,003	355	—	3,420	8,358	11,778	1,062	1997	(A)
Fashion Faire San Leandro, CA	—	2,862	8,588	242	—	2,862	8,830	11,692	817	1998	(A)
Foster Square Portland, OR	—	348	811	427	—	348	1,238	1,586	65	2000	(A)
Garrison Square Vancouver, WA	—	1,487	4,466	36	—	1,487	4,502	5,989	27	2001	(A)
Gateway Shopping Center Mill Creek, WA	—	3,937	12,044	33	—	3,937	12,077	16,014	201	2000	(A)
Glenbrook Center Sacramento, CA	—	1,538	3,659	94	—	1,538	3,753	5,291	110	2000	(A)
Glen Cove Center Vallejo, CA	—	1,925	5,775	58	—	1,925	5,833	7,758	471	1998	(A)
Granary Square Valencia, CA	—	5,479	12,940	121	—	5,479	13,061	18,540	446	2000	(A)
Green Valley Town & Country Henderson, NV	—	4,096	12,333	115	—	4,096	12,448	16,544	1,390	1997	(A)
Heritage Park Suison City, CA	—	3,449	10,348	69	—	3,449	10,417	13,866	295	2000	(A)
Heritage Place Tulare, CA	—	2,098	6,298	29	—	2,098	6,327	8,425	180	2000	(A)
Hermiston Plaza Hermiston, OR	—	1,930	5,791	1,547	—	1,930	7,338	9,268	625	1998	(A)
Hood River Center Hood River, OR	—	1,169	3,507	2,695	—	1,169	6,202	7,371	311	1998	(A)
Kmart Center Sacramento, CA	—	1,130	3,392	121	—	1,130	3,513	4,643	109	2000	(A)
Laguna 99 Plaza Elk Grove, CA	—	3,244	9,730	7	—	3,244	9,737	12,981	274	2000	(A)
Laguna Village										1992	(A)
Sacramento, CA	—	3,226	—	15,986	1,644	3,448	17,408	20,856	3,219	1996/97	(C)
Lakewood Shopping Center Lakewood, CA	—	2,363	7,125	65	—	2,363	7,190	9,553	852	1997	(A)
Lakewood Village Windsor, CA	9,357	5,347	12,476	67	—	5,347	12,543	17,890	355	2000	(A)
Laurentian Center Ontario, CA	4,334	2,767	6,445	(390)	—	2,767	6,055	8,822	851	1994/96	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2001
(In thousands)

				Costs Capitalized
				Subsequent to
		Initial Costs		Acquisition		Total Costs

			Buildings				Buildings			Date of
			and		Carrying		and	Total	Accumulated	Acquis. (A)
Description	Encumbrances	Land	Improvements (2)	Improvements(2)	Costs	Land	Improvements	(1) (2) (3)	Depreciation (2) (3)	Constr. (C)

PROPERTIES:
Manteca Marketplace Manteca, CA	—	3,904	11,713	620	—	3,904	12,333	16,237	1,293	1998	(A)
Marina Village Huntington Beach, CA	—	3,531	10,933	247	—	3,531	11,180	14,711	779	1999	(A)
Maysville Marketsquare Maysville, KY	5,181	3,454	2,001	3,731	79	3,299	5,966	9,265	1,470	1992	(A)
										1993	(C)
Melrose Village Vista, CA	8,937	5,125	11,621	27	—	5,125	11,648	16,773	2,771	1999	(A)
Memphis Retail Center Memphis, TN	—	1,204	3,780	(28)	—	1,204	3,752	4,956	893	1992	(A)
Menlo Park Portland, OR	—	3,056	7,231	1,050	—	3,056	8,281	11,337	224	2000	(A)
Milwaukie Marketplace Milwaukie, OR	—	3,184	9,551	544	—	3,184	10,095	13,279	1,071	1998	(A)
Mira Loma Shopping Center Reno, NV	—	1,925	5,775	289	—	1,925	6,064	7,989	507	1998	(A)
Mission Ridge Plaza Manteca, CA	—	2,880	8,640	1	—	2,880	8,641	11,521	243	2000	(A)
Monterey Plaza San Jose, CA	16,955	7,688	18,761	485	—	7,702	19,232	26,934	2,397	1997	(A)
North Hills Reno, NV	—	2,500	—	—	—	2,500	—	2,500	—	2000	(A)
Northridge Plaza Fair Oaks, CA	—	1,658	4,977	48	—	1,658	5,025	6,683	146	2000	(A)
Olympia Square Olympia, WA	13,625	3,737	11,580	1,032	—	3,737	12,612	16,349	3,939	1992	(A)
Olympia West Center Olympia, WA	1,988	2,736	8,295	142	—	2,736	8,437	11,173	957	1997	(A)
Olympic Place Walnut Creek, CA	—	9,681	9,427	—	—	9,681	9,427	19,108	—	2000	(A)
Oregon City Shopping Center Oregon City, OR	9,817	4,426	13,272	2,210	—	4,426	15,482	19,908	1,145	1998	(A)
Oregon Trail Gresham, OR	—	3,593	10,779	3,387	—	3,593	14,166	17,759	1,284	1998	(A)
Pacific Commons Shopping Center Spanaway, WA	—	3,419	10,256	88	—	3,419	10,344	13,763	915	1998	(A)
Palmdale Center Palmdale, CA	—	1,150	3,454	244	—	1,150	3,698	4,848	398	1997	(A)
Panther Lake Shopping Center Kent, WA	—	1,950	5,850	278	—	1,950	6,128	8,078	635	1998	(A)
Park Place Vallejo, CA	—	4,020	9,381	2	—	4,020	9,383	13,403	263	2000	(A)
Pine Creek Shopping Center Grass Valley, CA	—	5,000	15,000	153	—	5,000	15,153	20,153	440	2000	(A)
Pioneer Plaza Springfield, OR	—	1,864	5,591	143	—	1,864	5,734	7,598	577	1998	(A)
Plaza 580 Livermore, CA	—	4,010	12,031	52	—	4,010	12,083	16,093	338	2000	(A)
Powell Valley Junction Gresham, OR	—	1,546	4,639	1,094	—	1,546	5,733	7,279	506	1998	(A)
Powell Villa Portland, OR	—	850	2,553	2	—	850	2,555	3,405	15	2001	(A)
Rainbow Promenade Las Vegas, NV	19,246	9,390	21,774	262	—	9,381	22,045	31,426	2,384	1997	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2001
(In thousands)

				Costs Capitalized
				Subsequent to
		Initial Costs		Acquisition		Total Costs

			Buildings				Buildings			Date of
			and		Carrying		and	Total	Accumulated	Acquis. (A)
Description	Encumbrances	Land	Improvements (2)	Improvements(2)	Costs	Land	Improvements	(1) (2) (3)	Depreciation (2) (3)	Constr. (C)

PROPERTIES:
Raleigh Hills Raleigh Hills, OR	—	1,774	5,376	3	—	1,774	5,379	7,153	150	2000	(A)
Raley’s Fallon, NV	—	848	2,546	—	—	848	2,546	3,394	72	2000	(A)
Raley’s Shopping Center Yuba City, CA	—	2,107	6,321	4	—	2,107	6,325	8,432	178	2000	(A)
Rancho Las Palmas Rancho Mirage, CA	12,230	5,025	15,235	836	—	5,025	16,071	21,096	893	1999	(A)
Rockwood Plaza Gresham, OR	—	1,179	3,537	831	—	1,179	4,368	5,547	129	2000	(A)
Sahara Pavilion North Las Vegas, NV	30,032	11,920	28,560	857	—	11,920	29,417	41,337	7,856	1992	(A)
Sahara Pavilion South Las Vegas, NV	—	4,833	12,988	1,157	—	4,833	14,145	18,978	4,030	1992	(A)
San Dimas Market Place San Dimas, CA	14,434	5,699	17,100	214	—	5,699	17,314	23,013	1,732	1998	(A)
Sandy Marketplace Sandy, OR	4,558	2,046	6,064	448	—	2,046	6,512	8,558	532	1998	(A)
Shops at Lincoln School Modesto, CA	—	1,672	5,067	4	—	1,672	5,071	6,743	285	1999	(A)
Shute Park Plaza Hillsboro, OR	—	994	2,981	222	—	994	3,203	4,197	345	1998	(A)
Sky Park Plaza Chico, CA	—	3,566	10,700	2	—	3,566	10,702	14,268	302	2000	(A)
Southgate Center Milwaukie, OR	3,155	1,423	4,268	497	—	1,423	4,765	6,188	368	1998	(A)
St. John’s Portland, OR	—	2,005	2,005	127	—	2,005	2,132	4,137	57	2000	(A)
Sunset Mall Portland, OR	7,608	2,996	8,989	114	—	2,982	9,117	12,099	723	1998	(A)
Sunset Square Bellingham, WA	—	6,100	18,647	2,393	—	6,100	21,040	27,140	6,093	1992	(A)
Sycamore Plaza Anaheim, CA	—	1,856	5,601	59	—	1,856	5,660	7,516	193	2000	(A)
Tacoma Central Tacoma, WA	9,779	5,314	16,288	439	—	5,314	16,727	22,041	1,763	1997	(A)
Tacoma Shopping Center Portland, OR	—	838	1,955	3	—	838	1,958	2,796	55	2000	(A)
Tanasbourne Village Hillsboro, OR	18,262	5,573	13,861	1,219	—	5,573	15,080	20,653	3,918	1992	(A)
Tustin Heights Tustin, CA	10,391	3,675	10,776	465	—	3,675	11,241	14,916	1,203	1997	(A)
Ukiah Crossroads Ukiah, CA	—	1,869	5,609	—	—	1,869	5,609	7,478	157	2000	(A)
Victorian Walk Fresno, CA	—	1,676	5,025	—	—	1,676	5,025	6,701	142	2000	(A)
Vineyard Village East Ontario, CA	—	649	2,716	137	—	649	2,853	3,502	625	1994	(A)
West Town Winnemucca, NV	—	1,085	3,258	—	—	1,085	3,258	4,343	92	2000	(A)
Westwood Village Shopping Center Redding, CA	—	1,131	3,393	441	—	1,131	3,834	4,965	458	1998	(A)
Winterwood Pavilion Las Vegas, NV	—	4,573	13,015	1,736	—	4,573	14,751	19,324	4,507	1992	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2001
(In thousands)

				Costs Capitalized
				Subsequent to
		Initial Costs		Acquisition		Total Costs

			Buildings				Buildings			Date of
			and		Carrying		and	Total	Accumulated	Acquis. (A)
Description	Encumbrances	Land	Improvements (2)	Improvements(2)	Costs	Land	Improvements	(1) (2) (3)	Depreciation (2) (3)	Constr. (C)

PROPERTIES:
Yreka Junction Yreka, CA	—	2,436	7,304	7	—	2,436	7,311	9,747	208	2000	(A)

	$229,135	$336,897	$894,906	$98,425	$1,723	$349,694	$982,257	$1,331,951	$98,762

Notes:

(1)	The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $1,274,376 as of December 31, 2001.

(2)	Net of write-offs of fully depreciated assets.

(3)	The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 1999 through December 31, 2001:

	For the years ended December 31,

Cost of properties	2001	2000	1999

Balance, beginning of year	$1,268,719	$805,086	$709,522
Additions (acquisition, improvements, etc.)	93,180	467,848	109,613
Interest capitalized	1,539	202	231
Deductions (write-off of tenant improvements, cost of real estate sold and provision for loss on impairment)	(31,487)	(4,417)	(14,280)

Balance, end of year	$1,331,951	$1,268,719	$805,086

	For the years ended December 31,

Accumulated depreciation and amortization	2001	2000	1999

Balance, beginning of year	$73,895	$57,025	$42,044
Additions (depreciation and amortization expense)	27,536	19,083	17,782
Deductions (write-off of accumulated depreciation of tenant improvements and cost of real estate sold)	(2,669)	(2,213)	(2,801)

Balance, end of year	$98,762	$73,895	$57,025

See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibits	Description

3.1
Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

4.1
Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

4.2
Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by this reference)

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by this reference)

4.4
Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K dated September 24, 1997, and incorporated herein by this reference)

4.5
Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

4.6
Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by this reference)

4.7
Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

4.8
Form of Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.2 to Western Properties Trust Registration Statement on Form S-3 (Registration No. 333-71270) and incorporated herein by reference)

4.9
Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.9 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

4.10	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference)

Exhibits	Description

4.11	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference)

4.12
Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference)

10.1
The 1997 Stock Option and Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference)

10.2
The 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Appendix A to Pan Pacific Retail Properties, Inc.’s Proxy Statement for the 2000 Annual Meeting of Stockholders)

10.3
Form of Officers and Directors Indemnification Agreement (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 Registration No. 333-28715) and incorporated herein by reference)

10.4
Form of Non-Competition Agreement (previously filed as Exhibit 10.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference)

10.5
Revolving Credit Agreement, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent, Dresdner Bank AG, New York and Grand Cayman Branches, Guaranty Federal Banks, F.S.B., as Co- Agent and Wells Fargo Bank, N.A., as Co-Agent (previously filed as Exhibit 10.9 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference)

10.6
Term Credit Agreement, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.10 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333- 51230) and incorporated herein by reference)

10.7
Member’s Interest Purchase Agreement, dated as of August 13, 1999, by and among Pan Pacific Retail Properties, Inc., Pan Pacific (RLP), Inc. and Stanley W. Gribble (previously filed as Exhibit 10.15 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

Exhibits	Description

10.8
Loan Assumption and Modification Agreement, dated as of September 23, 1999, by and between Pan Pacific Retail Properties, Inc. and La Salle National Bank (previously filed as Exhibit 10.16 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

10.9
Operating Agreement of Pan Pacific (Rancho Las Palmas), LLC, dated as of September 23, 1999 (previously filed as Exhibit 10.17 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

10.10
Contribution Agreement and Escrow Instructions, dated as of August 13, 1999, by and between Pan Pacific Retail Properties, Inc. and Ranch Las Palmas Center Associates (previously filed as Exhibit 10.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference)

10.11*	Form of Second Amended and Restated Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Stuart A. Tanz

10.12*	Form of Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Joseph B. Tyson

10.13*	Form of Second Amended and Restated Employment Agreement, dated as of October 30, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Jeffrey S. Stauffer

10.14*	Form of Restricted Stock Agreement between Pan Pacific Retail Properties, Inc. and each of Messrs. Stuart A. Tanz, Jeffrey S. Stauffer and Joseph B. Tyson

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

* Filed Herewith