Form 10-Q
period 2002-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2002-05-06
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number: 001-13243

PAN PACIFIC RETAIL PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-0752457
(State of Incorporation)	(I.R.S. Employer Identification No.)

1631-B South Melrose Drive, Vista, California	92083
(Address of Principal Executive Offices)	(zip code)

Registrant’s telephone number, including area code: (760) 727-1002

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐.

As of May 1, 2002, the number of shares of the registrant’s common stock outstanding was 33,302,496.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS:
Properties, at cost:
Land	$361,209	$349,694
Buildings and improvements	977,400	946,188
Tenant improvements	37,841	36,069

	1,376,450	1,331,951
Less accumulated depreciation and amortization	(105,078)	(98,762)

	1,271,372	1,233,189
Investments in unconsolidated partnerships	1,785	1,580
Cash and cash equivalents	297	3,765
Accounts receivable (net of allowance for doubtful accounts of $1,648 and $1,680, respectively)	7,109	8,006
Accrued rent receivable (net of allowance for doubtful accounts of $2,007 and $1,928, respectively)	18,067	17,351
Notes receivable	47,895	47,892
Deferred lease commissions (including unamortized related party amounts of $4,448 and $4,279, respectively, and net of accumulated amortization of $3,315 and $3,368, respectively)	6,575	6,352
Prepaid expenses	9,695	10,305
Other assets	2,535	11,178

	$1,365,330	$1,339,618

LIABILITIES AND EQUITY:
Notes payable	$228,689	$229,135
Line of credit payable	186,750	165,300
Senior notes	273,836	273,800
Accounts payable, accrued expenses and other liabilities	29,880	28,177

	719,155	696,412
Minority interests	15,872	20,748

Stockholders’ equity:
Common stock par value $.01 per share, 100,000,000 authorized shares, 33,292,997 and 32,789,913 shares issued and outstanding, net of 1,126,666 and 1,000,000 treasury shares, at March 31, 2002 and December 31, 2001, respectively	333	328
Paid in capital in excess of par value	721,834	714,615
Accumulated deficit	(91,864)	(92,485)

	630,303	622,458

	$1,365,330	$1,339,618

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	For the Three Months Ended March 31,
	2002	2001
	(unaudited)
REVENUE:
Base rent	$36,680	$34,524
Percentage rent	440	808
Recoveries from tenants	8,881	7,872
Income from unconsolidated partnerships	71	217
Other	1,498	1,875

	47,570	45,296

EXPENSES:
Property operating	5,583	5,386
Property taxes	3,829	3,443
Depreciation and amortization	7,617	6,868
Interest	10,965	11,696
General and administrative	2,654	2,389
Other	167	307

	30,815	30,089

INCOME BEFORE MINORITY INTERESTS AND LOSS ON SALE OF REAL ESTATE:	16,755	15,207
Minority interests	(358)	(500)
Loss on sale of real estate	—	(173)

NET INCOME	$16,397	$14,534

Basic earnings per share	$0.50	$0.46
Diluted earnings per share	$0.49	$0.45

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,397	$14,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,617	6,868
Vesting of restricted stock	260	169
Amortization of prepaid financing costs, debt discounts and premiums	256	224
Loss on sale of real estate	—	173
Income from unconsolidated partnerships	(71)	(217)
Minority interests	358	500
Changes in assets and liabilities, net of the effects of the Western Acquisition:
Decrease in accounts receivable	897	1,101
Increase in accrued rent receivable	(716)	(379)
Increase in accrued interest to notes receivable	(1,018)	—
Increase in deferred lease commissions	(593)	(354)
Decrease in prepaid expenses	339	567
Increase in other assets	(84)	(1,712)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,504	(2,226)

Net cash provided by operating activities	25,146	19,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(35,994)	(1,738)
Proceeds from sale of real estate	—	1,355
Increase (decrease) in construction accounts payable and accrued expenses	199	(116)
(Contributions to) distributions from unconsolidated partnerships	(134)	67
Redemption of operating subsidiary units	(6,721)	—
Acquisition of Western	—	(1,348)
Collections of notes receivable	1,144	812
Increase in notes receivable	(864)	(4,947)

Net cash used in investing activities	(42,370)	(5,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit proceeds	45,800	38,000
Line of credit payments	(24,350)	(17,250)
Notes payable payments	(1,761)	(1,001)
Notes payable proceeds	1,367	—
Repurchase of common shares	(3,679)	(20,850)
Issuance of common shares	12,552	2,082
Distributions paid	(16,173)	(15,208)

Net cash provided by (used in) financing activities	13,756	(14,227)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,468)	(894)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,765	1,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$297	$707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $467 and $307, respectively)	$10,757	$14,243
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to property	$8,588	$2,486
Excess of cash paid over book value of operating subsidiary units redeemed	1,909	—
Exchange of notes receivable for properties	735	—
Note receivable issued upon sale of property	—	2,400

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2002 (unaudited) and December 31, 2001,
and for the three months ended March 31, 2002 and 2001 (unaudited)
(Tabular amounts are in thousands, except option and share data)

1.     Management statement and general

The consolidated financial statements of Pan Pacific Retail Properties, Inc. (the “Company”) were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain reclassifications of 2001 amounts have been made in order to conform to 2002 presentation. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2001, which are included in the Company’s 2001 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

2.     Stock option plan

In March 2001, the Company granted 416,000 stock options under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. During the first quarter of 2001, the Company also granted 212,800 shares of restricted stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan.

3.     Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

	For the three months ended March 31,
	2002	2001
Income available to common stockholders:
Basic	$16,397	$14,534
Add-back income allocated to dilutive operating subsidiary units	358	271

Diluted	$16,755	$14,805

Weighted average shares:
Basic	33,043,461	31,297,692
Incremental shares from assumed:
Exercise of dilutive stock options	326,960	138,557
Conversion of dilutive operating subsidiary units	824,087	1,744,552

Diluted	34,194,508	33,180,801

For the three months ended March 31, 2002, all stock options and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the three months ended March 31, 2001, 314,587 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of March 31, 2002 (unaudited) and December 31, 2001,
and for the three months ended March 31, 2002 and 2001 (unaudited)
(Tabular amounts are in thousands, except option and share data)

4.     Operating subsidiary

The 233,998 operating subsidiary units of Pan Pacific (Kienows), L.P. outstanding at December 31, 2001 were redeemed for $6,721,000 cash in January 2002.

5.     Construction loan

The Company is managing member of a joint venture created for the purpose of developing Olympic Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At March 31, 2002 and December 31, 2001, $1,367,000 and $0, respectively, had been drawn on the construction loan. At our option, amounts borrowed under the construction loan bear interest at either LIBOR plus 1.95% or a reference rate. The loan is secured by the property and is guaranteed by the Company. The Company consolidates this joint venture.

6.     Related party transactions

(a)    In February 2002, the Company purchased 126,666 shares of its common stock from an executive officer. The Company purchased the stock at a price of $29.05 per share and financed the transaction through operating cash flow. In January 2001, the Company purchased 1,000,000 shares of its common stock from Revenue Properties (U.S.), Inc., an affiliate of the Company. The Company purchased the stock at a price of $20.85 per share and financed the transaction through a draw under its line of credit.

(b)    Distributions on common stock paid to Revenue Properties (U.S.), Inc. were $0 and $3,643,000 during the three months ended March 31, 2002 and 2001, respectively.

(c)    The Company had notes receivable of $735,000 due from executive officers at December 31, 2001. These notes were part of the acquisition of Western and replaced notes previously held by officers of Western. These notes bore interest at 7.50% and were exchanged in January 2002 for all of the outstanding common stock of a subsidiary acquired as part of the acquisition of Western. The Company also had notes receivable of $126,000 and $124,000 due from executive officers at March 31, 2002 and December 31, 2001, respectively. These notes, which bear interest at 7.00%, are due on demand. In addition, the Company issued notes receivable in March 2002 of $156,000 due from executive officers. These notes, which bear interest at 7.00%, mature in March 2003.

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

Overview

We receive income primarily from rental revenue from shopping center properties, including recoveries from tenants, offset by operating and overhead expenses. Primarily as a result of an increase in our portfolio occupancy and increases resulting from re-leasing and re-tenanting initiatives, the financial data shows increases in total revenue and total expenses from period to period.

On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged into newly issued common shares and operating subsidiary units, based upon a fixed exchange ratio of 0.62 of a share of our common stock per Western share or operating subsidiary unit. As a result, we issued 10,754,776 shares of our common stock to holders of Western common shares. We are also currently obligated to issue 54,869 shares of our common stock upon the exchange of operating subsidiary units held by limited partners of Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P., or pay a cash amount, at our discretion. In connection with this transaction, we assumed $135,000,000 of Western’s debt obligations.

We expect that the more significant part of our growth in the next year or two will come from additional acquisitions, rent increases from re-leasing and re-tenanting initiatives of the assets acquired in the Western acquisition and the stabilization of other properties acquired during 2002 and 2001.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001.

Total revenue increased by $2,274,000, or 5.0%, to $47,570,000 for the three months ended March 31, 2002, from $45,296,000 for the three months ended March 31, 2001.

Rental revenue, which includes base rent and percentage rent, increased by $1,788,000, or 5.1%, to $37,120,000 for the three months ended March 31, 2002, from $35,332,000 for the three months ended March 31, 2001. The increase in rental revenue resulted principally from portfolio occupancy increases and re-leasing and re-tenanting initiatives of two property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000.

Recoveries from tenants increased by $1,009,000, or 12.8%, to $8,881,000 for the three months ended March 31, 2002, from $7,872,000 for the three months ended March 31, 2001. This increase resulted primarily from portfolio occupancy increases and re-leasing and re-tenanting initiatives of two property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 94.4% of property operating expenses and property taxes for the three months ended March 31, 2002 compared to 89.2% for the three months ended March 31, 2001. The increase in the recovery percentage is attributable to more comprehensive recovery language used in our standard lease during re-leasing and re-tenanting.

Other income decreased by $377,000, or 20.1%, to $1,498,000 for the three months ended March 31, 2002, from $1,875,000 for the three months ended March 31, 2001. The decrease resulted from a reduction in lease termination fee income over prior year and an increase in common area maintenance billing adjustments for 2001 that were credited back to tenants.

Property operating expenses increased by $197,000, or 3.7%, to $5,583,000 for the three months ended March 31, 2002, from $5,386,000 for the three months ended March 31, 2001. The increase in property operating expenses was primarily attributable an increase in insurance costs as a result of added coverage. Property taxes increased by $386,000, or 11.2%, to $3,829,000 for the three months ended March 31, 2002, from $3,443,000 for the three months ended March 31, 2001. The increase in property taxes was primarily the result of property tax re-assessments on the assets acquired in the Western transaction.

Depreciation and amortization increased by $749,000, or 10.9%, to $7,617,000 for the three months ended March 31, 2002, from $6,868,000 for the three months ended March 31, 2001. This was primarily due to additional depreciation expense on tenant improvements, building renovations and pad build-out expenditures incurred during 2001.

Interest expense decreased by $731,000, or 6.3%, to $10,965,000 for the three months ended March 31, 2002, from $11,696,000 for the three months ended March 31, 2001. The decrease was primarily the result of a reduction in the LIBOR component of our borrowing cost under our Revolving Credit Agreement over the comparable period in the prior year. This decrease in the borrowing cost was partially offset by an increase in interest expense as a result of additional amounts drawn on our Revolving Credit Agreement to finance properties acquired during 2001. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The stated interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under our Revolving Credit Agreement and Term Credit Agreement which were paid down with the net proceeds of the notes offering.

General and administrative expenses increased by $265,000, or 11.1%, to $2,654,000 for the three months ended March 31, 2002, from $2,389,000 for the three months ended March 31, 2001. This increase resulted primarily from an increase in accrued vacation expense as well as annual compensation increases. As a percentage of total revenue, general and administrative expenses were 5.6% for the three months ended March 31, 2002 and 5.3% for the three months ended March 31, 2001.

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

The following table presents our Funds from Operations:

	For the three months ended March 31,
	2002	2001
Net income	$16,397,000	$14,534,000
Add:
Depreciation and amortization	7,617,000	6,868,000
Depreciation of unconsolidated partnerships	2,000	26,000
Operating subsidiary minority interests	358,000	500,000
Net loss on sale of real estate	—	173,000
Less:
Depreciation of non-real estate corporate assets	(139,000)	(114,000)

Funds from Operations	$24,235,000	$21,987,000

Weighted average number of shares of common stock outstanding (assuming dilution)	34,194,508	33,495,388

Cash Flows

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001.

Net cash provided by operating activities increased by $6,071,000 to $25,146,000 for the three months ended March 31, 2002, as compared to $19,075,000 for the three months ended March 31, 2001. The increase was primarily the result of an increase in operating income, a decrease in the change in other assets and an increase in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities increased by $36,628,000 to $42,370,000 for the three months ended March 31, 2002, as compared to $5,742,000 for the three months ended March 31, 2001. The increase was primarily the result of an increase in acquisitions of and additions to properties and cash expended for the redemption of operating subsidiary units, offset by collections of notes receivable.

Net cash provided by financing activities increased by $27,983,000 to $13,756,000 for the three months ended March 31, 2002, as compared to net cash used in financing activities of $14,227,000 for the three months ended March 31, 2001. The increase primarily resulted from an increase in line of credit proceeds, a decrease in repurchase of common shares and an increase in issuance of common shares, offset by an increase in line of credit payments.

Liquidity and Capital Resources

Our total market capitalization at March 31, 2002, was approximately $1,731,561,000, based on the market closing price of our common stock at March 31, 2002 of $30.57 per share (assuming the conversion of 802,073 operating subsidiary units to common stock) and debt outstanding of approximately $689,275,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 39.8% at March 31, 2002. Our Board of Directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, we may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In connection with our acquisition of Western in November 2000, we entered into a new financing arrangement including a $300,000,000 Revolving Credit Agreement and a $100,000,000 Term Credit Agreement. Our Revolving Credit Agreement matures in January 2004 and our Term Credit Agreement was scheduled to mature in November 2001. At March 31, 2002, we had $113,250,000 available under our Revolving Credit Agreement and our Term Credit Agreement had been repaid in full in 2001. At our option, amounts borrowed under our Revolving Credit Agreement bear interest at either LIBOR plus 1.10% or a reference rate. At our option, amounts borrowed under our Term Credit Agreement bore interest at either LIBOR plus 1.20% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our Revolving Credit Agreement at March 31, 2002 was 3.06%. We will continue to use our Revolving Credit Agreement to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In April 2001, we issued $150,000,000 of 7.95% senior notes due April 15, 2011. The net proceeds were used to repay borrowings under our Revolving Credit Agreement and our Term Credit Agreement.

The Company is managing member of a joint venture created for the purpose of developing Olympic Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At March 31, 2002 and December 31, 2001, $1,367,000 and $0, respectively, had been drawn on the construction loan. At our option, amounts borrowed under the construction loan bear interest at either LIBOR plus 1.95% or a reference rate. The loan is secured by the property and is guaranteed by the Company. The Company consolidates this joint venture.

All of our indebtedness is reflected in our consolidated financial statements appearing elsewhere in this report. We are not a party to any off-balance sheet financing arrangements. Our indebtedness outstanding at March 31, 2002 includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our Revolving Credit Agreement and our joint venture construction loan agreement as follows:

Year	Amount

2002	$ 3,314,000
2003	$ 6,034,000
2004	$253,574,000
2005	$ 11,563,000
2006	$ 58,927,000
2007	$ 76,545,000
2008	$ 26,873,000
2009	$ 47,779,000
2010	$ 48,364,000
2011	$150,320,000
2012	$ 5,836,000

The payments due in the year 2003 include the balance drawn on our joint venture construction loan agreement at March 31, 2002 of $1,367,000. Payments due in the year 2004 include the balance drawn on our Revolving Credit Agreement at March 31, 2002 of $186,750,000. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. We could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at March 31, 2002. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter Ended	Date Declared	Record Date	Date Paid	Distribution Per Share
March 31, 2000	February 9, 2000	March 17, 2000	April 14, 2000	$0.420
June 30, 2000	June 13, 2000	June 26, 2000	July 21, 2000	$0.420
September 30, 2000	September 15, 2000	September 25, 2000	October 20, 2000	$0.420
December 31, 2000	October 30, 2000	November 3, 2000	November 15, 2000	$0.280	(1)
March 31, 2001	January 30, 2001	February 16, 2001	March 15, 2001	$0.455
June 30, 2001	May 16, 2001	May 25, 2001	June 15, 2001	$0.455
September 30, 2001	August 14, 2001	August 31, 2001	September 14, 2001	$0.455
December 31, 2001	November 13, 2001	November 30, 2001	December 14, 2001	$0.455
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.475

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

We expect to meet our long-term liquidity requirements such as property acquisition and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our Revolving Credit Agreement to finance acquisition and development activities and capital improvements on an interim basis.

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

Our Revolving Credit Agreement bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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

Interest Rate Risk

As of March 31, 2002, we had $188,117,000 of outstanding floating rate debt under our Revolving Credit Agreement and our joint venture construction loan agreement. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2002. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.7% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,365,330,000 and a market capitalization of $1,042,286,000 of our common stock and operating subsidiary units.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).
4.1
Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by this reference).

(b)	Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2002.

PAN PACIFIC RETAIL PROPERTIES, INC.
By:	/s/ STUART A. TANZ	By:	/s/ JOSEPH B. TYSON

	Stuart A. Tanz Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)