Form 10-Q
period 2002-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2002-08-12
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of July 31, 2002, the number of shares of the registrant’s common stock outstanding was 33,544,237.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Properties, at cost:
Land	$368,085	$349,694
Buildings and improvements	1,001,619	946,188
Tenant improvements	38,887	36,069

	1,408,591	1,331,951
Less accumulated depreciation and amortization	(112,257)	(98,762)

	1,296,334	1,233,189

Investments in unconsolidated partnerships	1,519	1,600
Cash and cash equivalents	320	3,429
Accounts receivable (net of allowance for doubtful accounts of $1,702 and $1,680, respectively)	6,101	7,994
Accrued rent receivable (net of allowance for doubtful accounts of $2,091 and $1,928, respectively)	18,816	17,351
Notes receivable	48,417	47,892
Deferred lease commissions (including unamortized related party amounts of $4,808 and $4,279, respectively, and net of accumulated amortization of $3,672 and $3,368, respectively)	7,114	6,352
Prepaid expenses	9,388	10,305
Other assets	2,838	11,178

	$1,390,847	$1,339,290

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable	$234,613	$229,135
Line of credit payable	154,500	165,300
Senior notes	328,575	273,800
Accounts payable, accrued expenses and other liabilities	21,748	27,849

	739,436	696,084
Minority interests	15,868	20,748

Stockholders’ equity:
Common stock par value $.01 per share, 100,000,000 authorized shares, 33,538,271 and 32,789,913 shares issued and outstanding, net of 1,126,666 and 1,000,000 treasury shares, at June 30, 2002 and December 31, 2001, respectively	335	328
Paid in capital in excess of par value	730,951	718,525
Deferred compensation	(4,946)	(3,910)
Accumulated deficit	(90,797)	(92,485)

	635,543	622,458

	$1,390,847	$1,339,290

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
REVENUE:
Base rent	$37,973	$34,992	$74,653	$69,516
Percentage rent	404	761	844	1,569
Recoveries from tenants	8,918	7,911	17,799	15,783
Income from unconsolidated partnerships	18	193	89	410
Other	1,787	2,148	3,285	4,023

	49,100	46,005	96,670	91,301

EXPENSES:
Property operating	6,009	5,288	11,592	10,674
Property taxes	3,822	3,467	7,651	6,910
Depreciation and amortization	7,744	7,897	15,361	14,765
Interest	11,317	12,079	22,282	23,775
General and administrative	2,594	2,294	5,248	4,683
Other	268	330	435	637

	31,754	31,355	62,569	61,444

INCOME BEFORE MINORITY INTERESTS AND GAIN ON SALE OF REAL ESTATE:	17,346	14,650	34,101	29,857
Minority interests	(368)	(880)	(726)	(1,380)
Gain on sale of real estate	—	2,591	—	2,418

NET INCOME	$16,978	$16,361	$33,375	$30,895

Basic earnings per share	$0.51	$0.52	$1.00	$0.98
Diluted earnings per share	$0.50	$0.51	$0.99	$0.96

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,375	$30,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,361	14,765
Restricted stock amortization	580	408
Amortization of prepaid financing costs	513	476
Net gain on sale of real estate	—	(2,418)
Income from unconsolidated partnerships	(89)	(410)
Minority interests	726	1,380
Changes in assets and liabilities:
Decrease in restricted cash	—	331
Decrease in accounts receivable	1,893	1,030
Increase in accrued rent receivable	(1,465)	(1,427)
Increase in accrued interest to notes receivable	(1,538)	—
Increase in deferred lease commissions	(2,048)	(1,296)
Decrease (increase) in prepaid expenses	372	(169)
Increase in other assets	(527)	(570)
Decrease in accounts payable, accrued expenses and other liabilities	(5,911)	(1,103)

Net cash provided by operating activities	41,242	41,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to operating properties	(68,082)	(8,558)
Proceeds from sale of real estate	—	22,725
(Decrease) increase in construction accounts payable and accrued expenses	(190)	74
Distributions from unconsolidated partnerships	170	135
Redemption of operating partnership units	(6,721)	(2,203)
Acquisition of Western	—	(1,846)
Increase in other assets	—	(9,062)
Collections of notes receivable	1,671	2,771
Increase in notes receivable	(946)	(13,983)

Net cash used in investing activities	(74,098)	(9,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit proceeds	83,450	55,450
Line of credit payments	(94,250)	(189,500)
Notes payable payments	(2,806)	(1,965)
Notes payable proceeds	8,391	—
Issuance of senior notes, net	54,701	148,837
Prepaid financing costs	—	(1,381)
Repurchase of common shares	(3,679)	(20,850)
Issuance of common shares	16,405	8,337
Distributions paid	(32,465)	(30,462)

Net cash provided by (used in) financing activities	29,747	(31,534)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,109)	411

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,429	1,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$320	$2,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $897 and $545, respectively)	$23,117	$22,286

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to property	$8,588	$18,928
Note receivable issued upon sale of property	$—	$2,400
Exchange of notes receivable for properties	$735	$—
Excess of cash paid over book value of operating subsidiary units redeemed	$1,909	$—

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2002 (unaudited) and December 31, 2001,
and for the three and six months ended June 30, 2002 and 2001 (unaudited)
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

2.    Stock option plan

In April 2002, the Company granted 213,500 stock options under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. The Company also granted 54,900 shares of restricted stock in April 2002 under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan.

In March 2001, the Company granted 416,000 stock options under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. During the first quarter of 2001, the Company also granted 212,800 shares of restricted stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan.

3.    Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Income available to common stockholders:
Basic	$16,978	$16,361	$33,375	$30,895
Add-back income allocated to dilutive operating subsidiary units	368	880	726	1,009

Diluted	$17,346	$17,241	$34,101	$31,904

Weighted average shares:
Basic	33,442,398	31,519,590	33,244,031	31,409,325
Incremental shares from assumed:
Exercise of dilutive stock options	242,603	202,446	247,944	156,309
Conversion of dilutive operating subsidiary units	802,073	1,960,238	813,019	1,694,828

Diluted	34,487,074	33,682,274	34,304,994	33,260,462

For the three and six months ended June 30, 2002, all stock options and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the three months ended June 30, 2001, all stock options and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the six months ended June 30, 2001, 314,587 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2002 (unaudited) and December 31, 2001,
and for the three and six months ended June 30, 2002 and 2001 (unaudited)
(Tabular amounts are in thousands, except option and share data)

4.    Investments in unconsolidated partnerships

The accompanying consolidated financial statements include investments in partnerships in which the Company does not own a controlling interest. At June 30, 2002, and December 31, 2001, the Company owned a 50% general partner interest in North Coast Health Center. During the second quarter of 2002, North Coast Health Center acquired a building financed through a note payable. During 2001, the Company also owned a 30% interest in Serra Center. This 30% interest was sold in December 2001. These investments are reported using the equity method.

Summarized financial information for the partnerships is presented below:

	June 30, 2002	December 31, 2001
	(unaudited)	(unaudited)
Properties	$20,469	$3,160
Other assets	807	698

Total assets	$21,276	$3,858

Notes payable	$17,989	$—
Other liabilities	249	657
Partners’ capital	3,038	3,201

Total liabilities and partners’ capital	$21,276	$3,858

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenue	$699	$1,330	$1,408	$2,649
Expenses	662	800	1,230	1,506

Net income	$37	$530	$178	$1,143

5.    Operating subsidiary

The 233,998 operating subsidiary units of Pan Pacific (Kienows), L.P. outstanding at December 31, 2001 were redeemed for $6,721,000 cash in January 2002.

6.    Senior notes

In June 2002, the Company issued $55,000,000 in aggregate principal amount of 5.75% senior notes due June 2007. The Company sold these notes at 99.458% of the principal amount. The Company used the net proceeds from the offering to repay borrowings under its line of credit.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2002 (unaudited) and December 31, 2001,
and for the three and six months ended June 30, 2002 and 2001 (unaudited)
(Tabular amounts are in thousands, except option and share data)

7.    Construction loan

The Company is the managing member of a joint venture created for the purpose of developing Olympic Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At June 30, 2002 and December 31, 2001, $8,391,000 and $0, respectively, had been drawn on the construction loan. At our option, amounts borrowed under the construction loan bear interest at either LIBOR plus 1.95% or a reference rate. The loan is secured by the property and is guaranteed by the Company. The Company consolidates this joint venture.

8.    Related party transactions

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

(b)  Distributions on common stock paid to Revenue Properties (U.S.), Inc. were $0 and $6,309,000 during the six months ended June 30, 2002 and 2001, respectively.

(c)  The Company had notes receivable of $735,000 due from executive officers at December 31, 2001. These notes bore interest at 7.50%, were part of the acquisition of Western and replaced notes previously held by officers of Western. In January 2002, these notes were cancelled in exchange for the executive officers tendering to the Company all of the outstanding common stock of a subsidiary acquired as part of the acquisition of Western. The fair value of the notes exchanged approximated the value of the investments held by the officers. The Company had notes receivable of $223,000 and $124,000 due from executive officers at June 30, 2002 and December 31, 2001, respectively. These notes bear interest at 7.00%, with $64,000 due on demand and $159,000 due in March 2003. During the second quarter of 2002, one of the notes totaling $63,000 was forgiven as a component of annual compensation.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We receive income primarily from rental revenue from shopping center properties, including recoveries from tenants, offset by operating and overhead expenses. Primarily as a result of an increase in our portfolio occupancy, increases resulting from re-leasing and re-tenanting initiatives and the acquisition of three properties in 2002 and four properties in 2001, the financial data shows increases in total revenue and total expenses from period to period.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001.

Total revenue increased by $5,369,000, or 5.9%, to $96,670,000 for the six months ended June 30, 2002, from $91,301,000 for the six months ended June 30, 2001.

Rental revenue, which includes base rent and percentage rent, increased by $4,412,000, or 6.2%, to $75,497,000 for the six months ended June 30, 2002, from $71,085,000 for the six months ended June 30, 2001. The increase in rental revenue resulted principally from portfolio occupancy increases and re-leasing and re-tenanting initiatives of three property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000.

Recoveries from tenants increased by $2,016,000, or 12.8%, to $17,799,000 for the six months ended June 30, 2002, from $15,783,000 for the six months ended June 30, 2001. This increase resulted primarily from portfolio occupancy increases and re-leasing and re-tenanting initiatives of three property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 92.5% of property operating expenses and property taxes for the six months ended June 30, 2002 compared to 89.8% for the six months ended June 30, 2001. The increase in the recovery percentage is attributable to more comprehensive recovery language used in our standard lease during re-leasing and re-tenanting.

Other income decreased by $738,000, or 18.3%, to $3,285,000 for the six months ended June 30, 2002, from $4,023,000 for the six months ended June 30, 2001. The decrease resulted from a reduction in lease termination fee income compared to prior year and an increase in common area maintenance billing adjustments for 2001 that were credited back to tenants.

There were no sales of assets during the six months ended June 30, 2002. For the six months ended June 30, 2001, net gain on sale of real estate totaling $2,418,000 resulted from the sale of five non-core assets and a parcel of land during the period.

Property operating expenses increased by $918,000, or 8.6%, to $11,592,000 for the six months ended June 30, 2002, from $10,674,000 for the six months ended June 30, 2001. The increase in property operating expenses was primarily attributable to an increase in insurance costs as a result of added coverage. Property taxes increased by $741,000, or 10.7%, to $7,651,000 for the six months ended June 30, 2002, from $6,910,000 for the six months ended June 30, 2001. The increase in property taxes was primarily the result of property tax re-assessments on the assets acquired in the Western transaction as well as property tax expense for the assets acquired in 2002 and 2001.

Depreciation and amortization increased by $596,000, or 4.0%, to $15,361,000 for the six months ended June 30, 2002, from $14,765,000 for the six months ended June 30, 2001. This was primarily due to additional depreciation expense on tenant improvements, building renovations and pad build-out expenditures incurred during 2001 as well as depreciation expense on the assets acquired during 2002 and 2001.

Interest expense decreased by $1,493,000, or 6.3%, to $22,282,000 for the six months ended June 30, 2002, from $23,775,000 for the six months ended June 30, 2001. The decrease was primarily the result of a reduction in the LIBOR component of our borrowing cost under our Revolving Credit Agreement over the comparable period in the prior year. This decrease in the borrowing cost was partially offset by an increase in interest expense as a result of additional amounts drawn on our Revolving Credit Agreement to finance properties acquired during 2002 and 2001. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The stated interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under our Revolving Credit Agreement and Term Credit Agreement which were paid down with the net proceeds of the notes offering. Interest expense also increased as a result of our issuance of $55,000,000, in aggregate principal amount, of senior notes in June 2002. The stated interest rate of 5.75% on the senior notes is higher than our cost to borrow funds under our Revolving Credit Agreement, which was paid down with the net proceeds of the notes offering.

General and administrative expenses increased by $565,000, or 12.1%, to $5,248,000 for the six months ended June 30, 2002, from $4,683,000 for the six months ended June 30, 2001. This increase resulted primarily from an increase in accrued vacation expense, an increase in accrued compensation as well as annual compensation increases. As a percentage of total revenue, general and administrative expenses were 5.4% for the six months ended June 30, 2002 and 5.0% for the six months ended June 30, 2001.

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001.

Total revenue increased by $3,095,000, or 6.7%, to $49,100,000 for the three months ended June 30, 2002, from $46,005,000 for the three months ended June 30, 2001.

Rental revenue, which includes base rent and percentage rent, increased by $2,624,000, or 7.3%, to $38,377,000 for the three months ended June 30, 2002, from $35,753,000 for the three months ended June 30, 2001. The increase in rental revenue resulted principally from portfolio occupancy increases and re-leasing and re-tenanting initiatives of three property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000.

Recoveries from tenants increased by $1,007,000, or 12.7%, to $8,918,000 for the three months ended June 30, 2002, from $7,911,000 for the three months ended June 30, 2001. This increase resulted primarily from portfolio occupancy increases and re-leasing and re-tenanting initiatives of three property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 90.7% of property operating expenses and property taxes for the three months ended June 30, 2002 compared to 90.4% for the three months ended June 30, 2001. The increase in the recovery percentage is attributable to more comprehensive recovery language used in our standard lease during re-leasing and re-tenanting.

Other income decreased by $361,000, or 16.8%, to $1,787,000 for the three months ended June 30, 2002, from $2,148,000 for the three months ended June 30, 2001. The decrease resulted from a reduction in lease termination fee income compared to prior year and an increase in common area maintenance billing adjustments for 2001 that were credited back to tenants.

There were no sales of assets during the three months ended June 30, 2002. For the three months ended June 30, 2001, net gain on sale of real estate totaling $2,591,000 resulted from the sale of four non-core assets and a parcel of land during the period.

Property operating expenses increased by $721,000, or 13.6%, to $6,009,000 for the three months ended June 30, 2002, from $5,288,000 for the three months ended June 30, 2001. The increase in property operating expenses was primarily attributable to an increase in insurance costs as a result of added coverage. Property taxes increased by $355,000, or 10.2%, to $3,822,000 for the three months ended June 30, 2002, from $3,467,000 for the three months ended June 30, 2001. The increase in property taxes was primarily the result of property tax re-assessments on the assets acquired in the Western transaction as well as property tax expense for the assets acquired in 2002 and 2001.

Depreciation and amortization decreased by $153,000, or 1.9%, to $7,744,000 for the three months ended June 30, 2002, from $7,897,000 for the three months ended June 30, 2001. This decrease was primarily due to a write-down in 2001 to depreciation expense for the demolition of part of a building at Hood River Shopping Center to make way for a supermarket expansion, offset by additional depreciation expense on tenant improvements, building renovations and pad build-out expenditures incurred during 2001 as well as depreciation expense on the assets acquired during 2002 and 2001.

Interest expense decreased by $762,000, or 6.3%, to $11,317,000 for the three months ended June 30, 2002, from $12,079,000 for the three months ended June 30, 2001. The decrease was primarily the result of a reduction in the LIBOR component of our borrowing cost under our Revolving Credit Agreement over the comparable period in the prior year. This decrease in the borrowing cost was partially offset by an increase in interest expense as a result of additional amounts drawn on our Revolving Credit Agreement to finance properties acquired during 2002 and 2001. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The stated interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under our Revolving Credit Agreement and Term Credit Agreement, which were paid down with the net proceeds of the notes offering. Interest expense also increased as a result of our issuance of $55,000,000, in aggregate principal amount, of senior notes in June 2002. The stated interest rate of 5.75% on the senior notes is higher than our cost to borrow funds under our Revolving Credit Agreement, which was paid down with the net proceeds of the notes offering.

General and administrative expenses increased by $300,000, or 13.1%, to $2,594,000 for the three months ended June 30, 2002, from $2,294,000 for the three months ended June 30, 2001. This increase resulted primarily from an increase in accrued vacation expense, an increase in accrued compensation as well as annual compensation increases. As a percentage of total revenue, general and administrative expenses were 5.3% for the three months ended June 30, 2002 and 4.7% for the three months ended June 30, 2001.

Funds from Operations

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in March 1995 (the “White Paper”) defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles—“GAAP”), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. We compute Funds from Operations in accordance with standards established by the White Paper. Our computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations used by other equity REITs and, therefore, may not be comparable to these other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents our Funds from Operations:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$16,978,000	$16,361,000	$33,375,000	$30,895,000

Add:
Depreciation and amortization	7,744,000	7,897,000	15,361,000	14,765,000
Depreciation of unconsolidated partnerships	77,000	30,000	79,000	56,000
Depreciation of non-real estate corporate assets	(140,000)	(132,000)	(279,000)	(246,000)
DownREIT minority interests	368,000	880,000	726,000	1,380,000

Less:
Net gain on sale of real estate	—	(2,591,000)	—	(2,418,000)

Funds from Operations	$25,027,000	$22,445,000	$49,262,000	$44,432,000

Weighted average number of shares of common stock outstanding (assuming dilution)	34,487,074	33,682,274	34,304,994	33,575,049

Cash Flows

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001.

Net cash provided by operating activities decreased by $650,000 to $41,242,000 for the six months ended June 30, 2002, as compared to $41,892,000 for the six months ended June 30, 2001. The decrease was primarily the result of an increase in operating income and a decrease in net gain on sale of real estate offset by an increase in accrued interest to notes receivable and an increase in the change in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities increased by $64,151,000 to $74,098,000 for the six months ended June 30, 2002, as compared to $9,947,000 for the six months ended June 30, 2001. The increase was primarily the result of an increase in acquisitions of and additions to operating properties, a decrease in the proceeds from the sale of real estate and an increase in the redemption of operating partnership units, offset by the change in other assets and notes receivable.

Net cash provided by financing activities increased by $61,281,000 to $29,747,000 for the six months ended June 30, 2002, as compared to net cash used in financing activities of $31,534,000 for the six months ended June 30, 2001. The increase primarily resulted from an increase in line of credit proceeds, a decrease in line of credit payments, an increase in notes payable proceeds, a decrease in repurchase of common shares and an increase in issuance of common shares, offset by decrease in issuance of senior notes.

Liquidity and Capital Resources

Our total market capitalization at June 30, 2002, was approximately $1,891,441,000, based on the market closing price of our common stock at June 30, 2002 of $34.18 per share (assuming the conversion of 802,073 operating subsidiary units to common stock) and debt outstanding of approximately $717,688,000 (exclusive of accounts payable, accrued expenses and other liabilities). As a result, our debt to total market capitalization ratio was approximately 37.9% at June 30, 2002. Our Board of Directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, we may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In connection with our acquisition of Western in November 2000, we entered into a new financing arrangement including a $300,000,000 Revolving Credit Agreement and a $100,000,000 Term Credit Agreement. Our Revolving Credit Agreement matures in January 2004 and our Term Credit Agreement was scheduled to mature in November 2001. At June 30, 2002, we had $145,500,000 available under our Revolving Credit Agreement and our Term Credit Agreement had been repaid in full in 2001. At our option, amounts borrowed under our Revolving Credit Agreement bear interest at either LIBOR plus 1.10% or a reference rate. At our option, amounts borrowed under our Term Credit Agreement bore interest at either LIBOR plus 1.20% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our Revolving Credit Agreement at June 30, 2002 was 3.03%. We will continue to use our Revolving Credit Agreement to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In April 2001, we issued $150,000,000 of 7.95% senior notes due April 15, 2011. The net proceeds were used to repay borrowings under our Revolving Credit Agreement and our Term Credit Agreement. In June 2002, we issued $55,000,000 of 5.75% senior notes due June 29, 2007. The net proceeds were used to repay borrowings under our Revolving Credit Agreement.

We currently hold a note receivable of $42,366,000 on a property in Walnut Creek, California. While the note balance is expected to increase to approximately $45,000,000 over the next three months, we also anticipate partial repayments of the note of approximately $42,000,000 in the third and fourth quarters of 2002. The remaining balance of the note is to be converted to an equity position of approximately 25% in Plaza Escuela, LLC, the entity that owns the property. Our equity position will earn a preferred return of 12%. The note also provides for us to receive 25% of the operating cash flows from the property for the next six and one-half years. Proceeds from the repayment and cash flow participation will be used primarily to repay borrowings under our Revolving Credit Agreement.

We are the managing member of a joint venture, created for the purpose of developing Olympic Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At June 30, 2002 and December 31, 2001, $8,391,000 and $0, respectively, had been drawn on the construction loan. At our option, amounts borrowed under the construction loan bear interest at either LIBOR plus 1.95% or a reference rate. The loan is secured by the property and is guaranteed by us. We consolidate this joint venture.

We are a general partner of a joint venture, which owns a medical office building in Encinitas, California. During the second quarter 2002 the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At June 30, 2002, the balance of the loan was $17,989,286. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is the only off-balance-sheet financing to which we are a party.

All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. Our indebtedness outstanding at June 30, 2002 includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our Revolving Credit Agreement and our joint venture construction loan agreement as follows:

Year	Amount
2002	$ 2,268,000
2003	$ 13,058,000
2004	$221,324,000
2005	$ 11,563,000
2006	$ 58,927,000
2007	$131,545,000
2008	$ 26,873,000
2009	$ 47,779,000
2010	$ 48,364,000
2011	$150,187,000
2012	$ 5,969,000

The payments due in the year 2003 include the balance drawn on our joint venture construction loan agreement at June 30, 2002 of $8,391,000. Payments due in the year 2004 include the balance drawn on our Revolving Credit Agreement at June 30, 2002 of $154,500,000 and senior note redemptions of $50,000,000. Payments due in 2006, 2007, 2008, 2010 and 2011 include senior note redemptions of $25,000,000, $55,000,000, $25,000,000, $25,000,000 and $150,000,000, respectively. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. We could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at June 30, 2002. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter Ended	Date Declared	Record Date	Date Paid	Distribution Per Share
March 31, 2000	February 9, 2000	March 17, 2000	April 14, 2000	$0.420
June 30, 2000	June 13, 2000	June 26, 2000	July 21, 2000	$0.420
September 30, 2000	September 15, 2000	September 25, 2000	October 20, 2000	$0.420
December 31, 2000	October 30, 2000	November 3, 2000	November 15, 2000	$0.280(1)
March 31, 2001	January 30, 2001	February 16, 2001	March 15, 2001	$0.455
June 30, 2001	May 16, 2001	May 25, 2001	June 15, 2001	$0.455
September 30, 2001	August 14, 2001	August 31, 2001	September 14, 2001	$0.455
December 31, 2001	November 13, 2001	November 30, 2001	December 14, 2001	$0.455
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.475
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.475

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

Interest Rate Risk

As of June 30, 2002, we had $162,891,000 of outstanding floating rate debt under our Revolving Credit Agreement and our joint venture construction loan agreement. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2002. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.52% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,390,847,000 and a market capitalization of $1,173,753,000 of our common stock and operating subsidiary units.

PART II—OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 3, 2002, and transacted the following business:

(a)  Election of Class II Directors:

Nominee	Votes For	Votes Withheld
Bernard M. Feldman	28,105,404	200,739
Mark J. Riedy, Ph.D.	28,107,295	198,848

(b)  Election of Class III Director:

Nominee	Votes For	Votes Withheld
Joseph P. Colmery	28,104,876	201,267

Continuing Class III Director (Term expiring in 2003):

Stuart A. Tanz

(c)  Continuing Class I Director (Term expiring in 2004):

David P. Zimel

(d)  Stockholder proposal recommending declassification of the Board of Directors:

Votes For	Votes Against	Abstentions	Broker Non-votes
14,409,778	8,858,057	191,876	4,846,432

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

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

4.2	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K as filed on June 20, 2002, and incorporated herein by reference).

Exhibit No.	Description

4.3
Form of Indenture relating to the Notes. (previously filed as Exhibit 4.2 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K as filed on April 10, 2001, and incorporated herein by reference).

4.4
Minutes of a meeting of the Pricing Committee held on June 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K as filed on June 20, 2002, and incorporated herein by reference).

(b)  Reports on Form 8-K

A Form 8-K was filed on June 20, 2002 for purposes of reporting that Pan Pacific Retail Properties, Inc. had executed a terms agreement, which included the provisions of an underwriting agreement, for the issuance and sale of $55,000,000 aggregate principal amount of it’s 5.75% Notes due 2007 as set forth in a Prospectus Supplement dated June 13, 2002 and the accompanying prospectus dated October 5, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2002.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/S/ STUART A. TANZ	By:	/S/ JOSEPH B. TYSON
	Stuart A. Tanz Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)