Form 10-Q
period 2002-09-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2002-11-01
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of October 24, 2002, the number of shares of the registrant’s common stock outstanding was 33,583,720.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Properties, at cost:
Land	$368,537	$349,694
Buildings and improvements	1,010,873	946,188
Tenant improvements	40,481	36,069

	1,419,891	1,331,951
Less accumulated depreciation and amortization	(118,941)	(98,762)

	1,300,950	1,233,189
Investments in unconsolidated entities	9,108	1,600
Cash and cash equivalents	36,296	3,429
Accounts receivable (net of allowance for doubtful accounts of $1,822 and $1,680, respectively)	8,050	7,994
Accrued rent receivable (net of allowance for doubtful accounts of $2,127 and $1,928, respectively)	19,141	17,351
Notes receivable	6,148	47,892
Deferred lease commissions (including unamortized related party amounts of $5,034 and $4,279, respectively, and net of accumulated amortization of $4,043 and $3,368, respectively)	7,299	6,352
Prepaid expenses	9,330	10,305
Other assets	30,648	11,178

	$1,426,970	$1,339,290

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable	$237,478	$229,135
Line of credit payable	177,900	165,300
Senior notes	328,626	273,800
Accounts payable, accrued expenses and other liabilities	26,726	27,849

	770,730	696,084
Minority interests	15,815	20,748

Stockholders’ equity:
Common stock par value $.01 per share, 100,000,000 authorized shares, 33,583,520 and 32,789,913 shares issued and outstanding, net of 1,187,999 and 1,000,000 treasury shares, at September 30, 2002 and December 31, 2001, respectively	336	328
Paid in capital in excess of par value	731,051	718,525
Deferred compensation	(4,666)	(3,910)
Accumulated deficit	(86,296)	(92,485)

	640,425	622,458

	$1,426,970	$1,339,290

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
REVENUE:
Base rent	$38,485	$34,474	$112,217	$103,099
Percentage rent	470	249	1,315	1,820
Recoveries from tenants	9,333	8,118	26,943	23,879
Income from unconsolidated entities	34	187	123	597
Other	1,690	2,123	4,919	5,750

	50,012	45,151	145,517	135,145

EXPENSES:
Property operating	6,139	4,885	17,625	15,473
Property taxes	3,791	3,331	11,346	10,138
Depreciation and amortization	7,902	7,033	23,151	21,649
Interest	11,913	11,562	34,194	35,337
General and administrative	2,405	2,132	7,653	6,815
Other	44	332	478	969

	32,194	29,275	94,447	90,381

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	17,818	15,876	51,070	44,764
Minority interests	(359)	(663)	(1,085)	(2,043)
Gain on sale of real estate	—	926	—	3,344
Discontinued operations	2,994	377	3,844	1,346

NET INCOME	$20,453	$16,516	$53,829	$47,411

Basic earnings per share:
Income from continuing operations	$0.52	$0.50	$1.50	$1.46
Discontinued operations	$0.09	$0.02	$0.11	$0.04
Net income	$0.61	$0.52	$1.61	$1.50
Diluted earnings per share:
Income from continuing operations	$0.52	$0.49	$1.49	$1.43
Discontinued operations	$0.08	$0.01	$0.11	$0.04
Net income	$0.60	$0.50	$1.60	$1.47

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,829	$47,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,151	21,649
Restricted stock amortization	907	647
Amortization of prepaid financing costs	784	742
Gain on sale of real estate	—	(3,344)
Income from unconsolidated entities	(123)	(597)
Income from discontinued operations	(3,844)	(1,346)
Minority interests	1,085	2,043
Changes in assets and liabilities:
Decrease in restricted cash	—	39
(Increase) decrease in accounts receivable	(56)	102
Increase in accrued rent receivable	(1,790)	(2,331)
Increase in accrued interest to notes receivable	(3,132)	—
Increase in deferred lease commissions	(2,129)	(2,035)
Decrease (increase) in prepaid expenses	155	(480)
Increase in other assets	(273)	(822)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,660)	6,513

Net cash provided by operating activities of continuing operations	66,904	68,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to operating properties	(96,670)	(32,487)
Funds held in escrow pending property acquisition	(28,205)	—
Proceeds from sale of real estate	18,300	27,825
Increase (decrease) in construction accounts payable and accrued expenses	537	(110)
Distributions from unconsolidated partnerships	210	446
Redemption of operating partnership units	(6,721)	(2,203)
Acquisition of Western	—	(1,952)
Collections of notes receivable	39,679	2,732
Increase in notes receivable	(1,996)	(19,393)

Net cash used in investing activities of continuing operations	(74,866)	(25,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit proceeds	146,350	123,750
Line of credit payments	(133,750)	(255,800)
Notes payable payments	(3,875)	(2,937)
Notes payable proceeds	12,378	—
Issuance of senior notes, net	54,701	148,837
Prepaid financing costs	—	(1,625)
Repurchase of common shares	(5,789)	(20,850)
Issuance of common shares	18,569	8,499
Distributions paid	(48,839)	(45,798)

Net cash provided by (used in) financing activities of continuing operations	39,745	(45,924)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,783	(2,875)
Cash from discontinued operations	1,084	1,499

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,867	(1,376)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,429	1,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,296	$225

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)
(In thousands)
	For the Nine Months Ended September 30,
	2002	2001
	(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $1,341 and $847, respectively)	$34,355	$33,416

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to property	$8,588	$19,057
Transfer of note receivable to investment in unconsolidated partnership	$7,595	$—
Note receivable issued upon sale of property	$1,200	$2,400
Exchange of notes receivable for properties	$735	$—
Excess of cash paid over book value of operating subsidiary units redeemed	$1,909	$—
Conversion of operating subsidiary units to common stock	$—	$9,308

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2002 (unaudited) and December 31, 2001,
and for the three and nine months ended September 30, 2002 and 2001 (unaudited)
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

3.    Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Income available to common stockholders:
Basic	$20,453	$16,516	$53,829	$47,411
Add-back income allocated to dilutive operating subsidiary units	359	663	1,085	1,528

Diluted	$20,812	$17,179	$54,914	$48,939

Weighted average shares:
Basic	33,560,482	32,056,489	33,350,674	31,627,417
Incremental shares from assumed:
Exercise of dilutive stock options	209,606	326,166	214,528	178,325
Conversion of dilutive operating subsidiary units	802,073	1,639,486	809,330	1,570,164

Diluted	34,572,161	34,022,141	34,374,532	33,375,906

For the three and nine months ended September 30, 2002, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the three months ended September 30, 2001, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the nine months ended September 30, 2001, 314,587 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2002 (unaudited) and December 31, 2001,
and for the three and nine months ended September 30, 2002 and 2001 (unaudited)
(Tabular amounts are in thousands, except option and share data)

4.    Discontinued operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). In accordance with SFAS No. 144, we report each individual property as a component for determining discontinued operations. The operations of five properties sold during the third quarter of 2002 were reported as income from discontinued operations in 2002, and their respective 2001 results of operations were reclassified to income from discontinued operations. The following is a summary of our income from discontinued operations for the three and nine months ended September 30, 2002 and 2001:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenue	$217	$555	$1,381	$1,863
Gain on sale	2,823	—	2,823	—
Property operating expenses	(46)	(105)	(247)	(295)
Depreciation and amortization expenses	—	(73)	(113)	(222)

Discontinued operations	$2,994	$377	$3,844	$1,346

5.    Investments in unconsolidated entities

The accompanying consolidated financial statements include investments in entities in which the Company does not own a controlling interest. At September 30, 2002, the Company owned a 49% non-managing member interest in Plaza Escuela and a 50% general partner interest in North Coast Health Center. At December 31, 2001, the Company owned the 50% general partner interest in North Coast Health Center. During the second quarter of 2002, North Coast Health Center acquired a building financed through a note payable. During 2001, the Company also owned a 30% interest in Serra Center. This 30% interest was sold in December 2001. These investments are reported using the equity method.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2002 (unaudited) and December 31, 2001,
and for the three and nine months ended September 30, 2002 and 2001 (unaudited)
(Tabular amounts are in thousands, except option and share data)

5.    Investments in unconsolidated entities (continued)

Summarized financial information for the entities is presented below:

	September 30, 2002	December 31, 2001
	(unaudited)	(unaudited)
Properties	$73,948	$3,160
Other assets	931	698

Total assets	$74,879	$3,858

Notes payable	$56,040	$—
Other liabilities	313	657
Partners’ capital/members’ equity	18,526	3,201

Total liabilities and partners’ capital/members’ equity	$74,879	$3,858

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenue	$661	$1,277	$2,068	$3,926
Expenses	594	751	1,823	2,257

Net income	$67	$526	$245	$1,669

6.    Operating subsidiary

The 233,998 operating subsidiary units of Pan Pacific (Kienows), L.P. outstanding at December 31, 2001 were redeemed for $6,721,000 cash, or $28.72 per share, in January 2002.

7.    Senior notes

In June 2002, the Company issued $55,000,000 in aggregate principal amount of 5.75% senior notes due June 2007. The Company sold these notes at 99.458% of the principal amount. The Company used the net proceeds from the offering to repay borrowings under its line of credit.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2002 (unaudited) and December 31, 2001,
and for the three and nine months ended September 30, 2002 and 2001 (unaudited)
(Tabular amounts are in thousands, except option and share data)

8.    Construction loan

The Company is the managing member of a joint venture created for the purpose of developing Olympic Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At September 30, 2002 and December 31, 2001, $12,378,000 and $0, respectively, had been drawn on the construction loan and is included in notes payable in the accompanying balance sheet. At our option, amounts borrowed under the construction loan bear interest at either LIBOR plus 1.95% or a reference rate. The loan is secured by the property and is guaranteed by the Company. The Company consolidates this joint venture.

9.    Related party transactions

(a)  In August 2002, the Company purchased 61,333 shares of its common stock from executive officers. The Company purchased the stock at fair value at a price of $34.40 per share and financed the transaction through operating cash flow. In February 2002, the Company purchased 126,666 shares of its common stock from an executive officer. The Company purchased the stock at fair value at a price of $29.05 per share and financed the transaction through operating cash flow. In January 2001, the Company purchased 1,000,000 shares of its common stock from Revenue Properties (U.S.), Inc., an affiliate of the Company. The Company purchased the stock at fair value at a price of $20.85 per share and financed the transaction through a draw under its line of credit.

(b)  Distributions on common stock paid to Revenue Properties (U.S.), Inc. were $0 and $7,004,000 during the nine months ended September 30, 2002 and 2001, respectively.

(c)  The Company had notes receivable of $735,000 due from executive officers at December 31, 2001. These notes bore interest at 7.50%, were part of the acquisition of Western, and replaced notes previously held by officers of Western. In January 2002, these notes were cancelled in exchange for the executive officers tendering to the Company all of the outstanding common stock of a subsidiary acquired as part of the acquisition of Western. The fair value of the notes exchanged approximated the value of the investments held by the executive officers. The Company had notes receivable of $227,000 and $124,000 due from executive officers at September 30, 2002 and December 31, 2001, respectively. These notes bear interest at 7.00%, with $65,000 due on demand and $162,000 due in March 2003. During the second quarter of 2002, one of the notes totaling $63,000 was forgiven as a component of annual compensation.

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

Overview

We receive income primarily from rental revenue from shopping center properties, including recoveries from tenants, offset by operating and overhead expenses. Primarily as a result of an increase in our portfolio occupancy, increases resulting from re-leasing and re-tenanting initiatives and the acquisition of five properties in 2002 and four properties in 2001, the financial data shows increases in total revenue and total expenses from period to period.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001.

Total revenue increased by $10,372,000, or 7.7%, to $145,517,000 for the nine months ended September 30, 2002, from $135,145,000 for the nine months ended June 30, 2001.

Rental revenue, which includes base rent and percentage rent, increased by $8,613,000, or 8.2%, to $113,532,000 for the nine months ended September 30, 2002, from $104,919,000 for the nine months ended September 30, 2001. The increase in rental revenue resulted principally from portfolio occupancy increases and re-leasing and re-tenanting initiatives of five property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000.

Recoveries from tenants increased by $3,064,000, or 12.8%, to $26,943,000 for the nine months ended September 30, 2002, from $23,879,000 for the nine months ended September 30, 2001. This increase resulted primarily from portfolio occupancy increases and re-leasing and re-tenanting initiatives of five property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 93.0% of property operating expenses and property taxes for the nine months ended September 30, 2002 compared to 93.2% for the nine months ended September 30, 2001.

Other income decreased by $831,000, or 14.5%, to $4,919,000 for the nine months ended September 30, 2002, from $5,750,000 for the nine months ended September 30, 2001. The decrease resulted from a reduction in lease termination fee income compared to prior year and an increase in common area maintenance billing adjustments for 2001 that were credited back to tenants.

Property operating expenses increased by $2,152,000, or 13.9%, to $17,625,000 for the nine months ended September 30, 2002, from $15,473,000 for the nine months ended September 30, 2001. This increase resulted primarily from five property acquisitions in 2002 as well as an increase in insurance costs as a result of added coverage. Property taxes increased by $1,208,000, or 11.9%, to $11,346,000 for the nine months ended September 30, 2002, from $10,138,000 for the nine months ended September 30, 2001. The increase in property taxes was primarily the result of property tax re-assessments on the assets acquired in the Western transaction as well as property tax expense for the assets acquired in 2002 and 2001.

Depreciation and amortization increased by $1,502,000, or 6.9%, to $23,151,000 for the nine months ended September 30, 2002, from $21,649,000 for the nine months ended September 30, 2001. This was primarily due to additional depreciation expense on tenant improvements, building renovations and pad build-out expenditures incurred during 2001 as well as depreciation expense on the assets acquired during 2002 and 2001.

Interest expense decreased by $1,143,000, or 3.2%, to $34,194,000 for the nine months ended September 30, 2002, from $35,337,000 for the nine months ended September 30, 2001. The decrease was primarily the result of a reduction in the LIBOR component of our borrowing cost under our revolving credit facility over the comparable period in the prior year. This decrease in the borrowing cost was partially offset by an increase in interest expense as a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2002 and 2001. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The stated interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under our revolving credit facility and term credit loan which were paid down with the net proceeds of the notes offering. Interest expense also increased as a result of our issuance of $55,000,000, in aggregate principal amount, of senior notes in June 2002. The stated interest rate of 5.75% on the senior notes is higher than our cost to borrow funds under our revolving credit facility, which was paid down with the net proceeds of the notes offering.

General and administrative expenses increased by $838,000, or 12.3%, to $7,653,000 for the nine months ended September 30, 2002, from $6,815,000 for the nine months ended September 30, 2001. This increase resulted primarily from an increase in accrued vacation expense, an increase in accrued compensation as well as annual compensation increases. As a percentage of total revenue, general and administrative expenses were 5.3% for the nine months ended September 30, 2002 and 5.0% for the nine months ended September 30, 2001.

Discontinued operations for the nine months ended September 30, 2002 totaling $3,844,000 includes net gain on sale of real estate totaling $2,823,000 and operating results of $1,021,000 relating to the sale of five non-strategic assets during the period. For the nine months ended September 30, 2001, net gain on sale of real estate totaling $3,344,000 resulted from the sale of five non-strategic assets and a parcel of land during the period. Discontinued operations for the nine months ended September 30, 2001 of $1,346,000 reflects the operating results of the five non-strategic assets that were sold during the nine months ended September 30, 2002.

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001.

Total revenue increased by $4,861,000, or 10.8%, to $50,012,000 for the three months ended September 30, 2002, from $45,151,000 for the three months ended September 30, 2001.

Rental revenue, which includes base rent and percentage rent, increased by $4,232,000, or 12.2%, to $38,955,000 for the three months ended September 30, 2002, from $34,723,000 for the three months ended September 30, 2001. The increase in rental revenue resulted principally from portfolio occupancy increases and re-leasing and re-tenanting initiatives of five property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000.

Recoveries from tenants increased by $1,215,000, or 15.0%, to $9,333,000 for the three months ended September 30, 2002, from $8,118,000 for the three months ended September 30, 2001. This increase resulted primarily from portfolio occupancy increases and re-leasing and re-tenanting initiatives of five property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 94.0% of property operating expenses and property taxes for the three months ended September 30, 2002 compared to 98.8% for the three months ended September 30, 2001. These recovery rates historically have fluctuated from period to period.

Other income decreased by $433,000, or 20.4%, to $1,690,000 for the three months ended September 30, 2002, from $2,123,000 for the three months ended September 30, 2001. The decrease resulted from a reduction in lease termination fee income compared to prior year and an increase in common area maintenance billing adjustments for 2001 that were credited back to tenants.

Property operating expenses increased by $1,254,000, or 25.7%, to $6,139,000 for the three months ended September 30, 2002, from $4,885,000 for the three months ended September 30, 2001. The increase was primarily attributable to the assets acquired in 2002 and 2001. Property taxes increased by $460,000, or 13.8%, to $3,791,000 for the three months ended September 30, 2002, from $3,331,000 for the three months ended September 30, 2001. The increase in property taxes was primarily the result of property tax re-assessments on the assets acquired in the Western transaction as well as property tax expense for the assets acquired in 2002 and 2001.

Depreciation and amortization increased by $869,000, or 12.4%, to $7,902,000 for the three months ended September 30, 2002, from $7,033,000 for the three months ended September 30, 2001. This was primarily due to additional depreciation expense on tenant improvements, building renovations and pad build-out expenditures incurred during 2001 as well as depreciation expense on the assets acquired during 2002 and 2001.

Interest expense increased by $351,000, or 3.0%, to $11,913,000 for the three months ended September 30, 2002, from $11,562,000 for the three months ended September 30, 2001. The increase was primarily the result of an increase in interest expense as a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2002 and 2001. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The stated interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under our revolving credit facility and term credit loan, which were paid down with the net proceeds of the notes offering. Interest expense also increased as a result of our issuance of $55,000,000, in aggregate principal amount, of senior notes in June 2002. The stated interest rate of 5.75% on the senior notes is higher than our cost to borrow funds under our revolving credit facility, which was paid down with the net proceeds of the notes offering. These increases were offset by a reduction in the LIBOR component of our borrowing cost under our revolving credit facility over the comparable period in the prior year.

General and administrative expenses increased by $273,000, or 12.8%, to $2,405,000 for the three months ended September 30, 2002, from $2,132,000 for the three months ended September 30, 2001. This increase resulted primarily from an increase in accrued vacation expense, an increase in accrued compensation as well as annual compensation increases. As a percentage of total revenue, general and administrative expenses were 4.8% for the three months ended September 30, 2002 and 4.7% for the three months ended September 30, 2001.

Discontinued operations for the three months ended September 30, 2002 totaling $2,994,000 includes net gain on sale of real estate totaling $2,823,000 and operating results of $171,000 relating to the sale of five non-strategic assets during the period. For the three months ended September 30, 2001, net gain on sale of real estate totaling $926,000 resulted from the sale of one non-strategic asset during the period. Discontinued operations for the three months ended September 30, 2001 of $377,000 reflects the operating results of the five non-strategic assets that were sold during the three months ended September 30, 2002.

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

The following table presents our Funds from Operations:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$20,453,000	$16,516,000	$53,829,000	$47,411,000
Add:
Depreciation and amortization	7,902,000	7,033,000	23,151,000	21,649,000
Depreciation on discontinued operations	—	73,000	113,000	222,000
Depreciation of unconsolidated entities	64,000	32,000	143,000	88,000
Depreciation of non-real estate corporate assets	(141,000)	(147,000)	(420,000)	(393,000)
DownREIT minority interests	359,000	663,000	1,085,000	2,043,000
Less:
Net gain on sale of real estate	—	(926,000)	—	(3,344,000)
Net gain on sale of discontinued operations	(2,823,000)	—	(2,823,000)	—

Funds from operations	$25,814,000	$23,244,000	$75,078,000	$67,676,000

Weighted average number of shares of common stock outstanding (assuming dilution)	34,572,162	34,022,141	34,374,532	33,690,493

Cash Flows

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001.

Net cash provided by operating activities of continuing operations decreased by $1,287,000 to $66,904,000 for the nine months ended September 30, 2002, as compared to $68,191,000 for the nine months ended September 30, 2001. The decrease was primarily the result of an increase in operating income offset by an increase in accrued interest to notes receivable and a decrease in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities of continuing operations increased by $49,724,000 to $74,866,000 for the nine months ended September 30, 2002, as compared to $25,142,000 for the nine months ended September 30, 2001. The increase was primarily the result of an increase in acquisitions of and additions to operating properties, an increase in funds held in escrow pending a property acquisition, a decrease in proceeds from sale of real estate and an increase in redemption of operating partnership units, offset by an increase in collections of notes receivable and the change in the increase in notes receivable.

Net cash provided by financing activities of continuing operations increased by $85,669,000 to $39,745,000 for the nine months ended September 30, 2002, as compared to net cash used in financing activities of $45,924,000 for the nine months ended September 30, 2001. The increase primarily resulted from an increase in line of credit proceeds, a decrease in line of credit payments, an increase in notes payable proceeds, a decrease in repurchase of common shares and an increase in issuance of common shares, offset by decrease in issuance of senior notes.

Liquidity and Capital Resources

Our total market capitalization at September 30, 2002, was approximately $1,929,619,000, based on the market closing price of our common stock at September 30, 2002 of $34.48 per share (assuming the conversion of 802,073 operating subsidiary units to common stock) and debt outstanding of approximately $744,004,000 (exclusive of accounts payable, accrued expenses and other liabilities). As a result, our debt to total market capitalization ratio was approximately 38.6% at September 30, 2002. Our Board of Directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, we may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In connection with our acquisition of Western in November 2000, we entered into a new financing arrangement including a $300,000,000 revolving credit facility and a $100,000,000 term credit loan. Our revolving credit facility matures in January 2004 and our term credit loan was paid in full in July 2001. At September 30, 2002, we had $122,100,000 available under our revolving credit facility and our term credit loan had been repaid in full in 2001. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 1.10% or a reference rate. At our option, amounts borrowed under our term credit loan bore interest at either LIBOR plus 1.20% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at September 30, 2002 was 2.95%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In April 2001, we issued $150,000,000 of 7.95% senior notes due April 15, 2011. The net proceeds were used to repay borrowings under our revolving credit facility and our term credit loan. In June 2002, we issued $55,000,000 of 5.75% senior notes due June 29, 2007. The net proceeds were used to repay borrowings under our revolving credit facility.

On September 30, 2002, Plaza Escuela Holding, Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, wherein we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. Our equity position will earn a preferred return of 12%. In addition, we are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the note repayment and cash flow participation will be used primarily to repay borrowings under our revolving credit facility. At September 30, 2002, the balance of the loan was $38,087,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

We are a general partner of a joint venture, which owns a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At September 30, 2002, the balance of the loan was $17,989,286. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

We are the managing member of a joint venture, created for the purpose of developing Olympic Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At September 30, 2002 and December 31, 2001, $12,378,000 and $0, respectively, had been drawn on the construction loan. At our option, amounts borrowed under the construction loan bear interest at either LIBOR plus 1.95% or a reference rate. The loan is secured by the property and is guaranteed by us. We consolidate this joint venture.

All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. Our indebtedness outstanding at September 30, 2002 includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility and our joint venture construction loan agreement as follows:

Year	Amount
2002	$ 1,200,000
2003	$ 17,044,000
2004	$244,724,000
2005	$ 11,563,000
2006	$ 58,927,000
2007	$131,545,000
2008	$ 26,873,000
2009	$ 47,779,000
2010	$ 48,364,000
2011	$150,187,000
2012	$ 5,969,000

The payments due in the year 2003 include the balance drawn on our joint venture construction loan agreement at September 30, 2002 of $12,378,000. Payments due in the year 2004 include the balance drawn on our revolving credit facility at September 30, 2002 of $177,900,000 and senior note redemptions of $50,000,000. Payments due in 2006, 2007, 2008, 2010 and 2011 include senior note redemptions of $25,000,000, $55,000,000, $25,000,000, $25,000,000 and $150,000,000, respectively. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. We could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at September 30, 2002. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

We have entered into certain related party transactions with executive officers and affiliates of the Company. We believe that all related party agreements were entered into at arms length. Information on these related party transactions can be found in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report.

We expect to make distributions from net cash provided by operations. Operating cash flows in excess of amounts to be used for distributions will be invested primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or used to pay down outstanding balances on our revolving credit facility, if any.

The following table provides recent historical distribution information:

Quarter Ended	Date Declared	Record Date	Date Paid	Distribution Per Share
March 31, 2000	February 9, 2000	March 17, 2000	April 14, 2000	$0.420
June 30, 2000	June 13, 2000	June 26, 2000	July 21, 2000	$0.420
September 30, 2000	September 15, 2000	September 25, 2000	October 20, 2000	$0.420
December 31, 2000	October 30, 2000	November 3, 2000	November 15, 2000	$0.280(1)
March 31, 2001	January 30, 2001	February 16, 2001	March 15, 2001	$0.455
June 30, 2001	May 16, 2001	May 25, 2001	June 15, 2001	$0.455
September 30, 2001	August 14, 2001	August 31, 2001	September 14, 2001	$0.455
December 31, 2001	November 13, 2001	November 30, 2001	December 14, 2001	$0.455
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.475
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.475
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.475

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

We expect to meet our long-term liquidity requirements such as property acquisition and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our revolving credit facility to finance acquisition and development activities and capital improvements on an interim basis.

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

Our revolving credit facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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

Interest Rate Risk

As of September 30, 2002, we had $190,278,000 of outstanding floating rate debt under our revolving credit facility and our joint venture construction loan agreement. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2002. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.51% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,426,970,000 and a market capitalization of $1,185,615,000 of our common stock and operating subsidiary units.

Controls and procedures

Evaluation of Disclosure Controls and Procedure

We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II—OTHER INFORMATION

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

(b)  Reports on Form 8-K

On August 12, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission regarding certifications by certain Company officers as required by Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATIONS

I, Stuart A. Tanz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pan Pacific Retail Properties, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STUART A. TANZ
Stuart A. Tanz Chairman, Chief Executive Officer and President

Date: October 25, 2002

I, Joseph B. Tyson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pan Pacific Retail Properties, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH B. TYSON
Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary

Date: October 25, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2002.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/S/ STUART A. TANZ	By:	/S/ JOSEPH B. TYSON
	Stuart A. Tanz Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)