Form 10-K/A
period 2001-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2002-11-21
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the shares of common stock held by non-affiliates was approximately $999,392,000 based upon the closing price on the New York Stock Exchange for such shares of $30.29 on March 18, 2002.

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

The following items are amended:

Item 6.    Selected Consolidated Financial Data

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Pages

PART II

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data on a historical basis. The following data should be read in connection with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA (1)
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(revised) (2)	(revised) (2)	(revised) (2)	(revised) (2)
STATEMENTS OF INCOME DATA:
Total revenue	$182,489	$119,554	$99,916	$78,784	$46,710
Operating and general and administrative expenses	46,382	28,705	25,360	19,657	14,216
Merger related expenses	—	3,204	—	—	—
Depreciation and amortization	28,980	20,224	17,371	14,273	8,928
Interest expense	46,196	32,112	23,939	18,295	14,057
Income from continuing operations (3)	62,539	33,190	32,088	26,298	9,356
Discontinued operations	1,683	610	488	336	—
Income before extraordinary item	64,222	33,800	32,576	26,634	9,356
Net income	64,222	33,800	32,576	26,634	8,313
Per share data:
Income from continuing operations—diluted	1.92	1.46	1.51	1.34	—
Discontinued operations—diluted	0.05	0.02	0.03	0.01	—
Income before extraordinary item–diluted (4)	1.97	1.48	1.54	1.35	0.55
Net income—diluted (4)	1.97	1.48	1.54	1.35	0.49
Distributions declared	1.82	1.54	1.60	1.52	0.58

	As of December 31,
	2001	2000	1999	1998	1997
BALANCE SHEET DATA:
Properties, net	$1,233,189	$1,194,824	$748,061	$667,478	$455,514
Total assets	1,339,618	1,297,690	784,537	705,541	487,220
Notes payable	229,135	233,911	228,490	144,024	108,316
Line of credit and term loan payable	165,300	267,650	128,800	138,500	62,450
Senior notes	273,800	124,850	—	—	—
Minority interests	20,748	41,754	23,347	17,318	1,521
Stockholders’ equity	622,458	606,998	381,866	383,088	301,055

(1)	The financial data as of the dates and for the periods prior to August 13, 1997 represents the combined financial data of predecessor entities prior to our initial public offering.

(2)
Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2001, 2000, 1999 and 1998 to reflect separately the results of discontinued operations for properties that were sold during the nine months ended September 30, 2002. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2001, 2000, 1999 and 1998.

(3)	Income from continuing operations includes minority interests and gain on sale of real estate.

(4)	The 1997 data is calculated as if the shares were outstanding for the entire year based on the diluted number of shares assumed to be outstanding.

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2001, 2000 and 1999 to separately reflect the results of discontinued operations for properties that were sold during the nine months ended September 30, 2002. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2001, 2000 and 1999. See the discussions of discontinued operations in the “Results of Operations” section below.

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

Results of Operations

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000.

Total revenue increased by $62,935,000, or 52.6%, to $182,489,000 for the year ended December 31, 2001, from $119,554,000 for the year ended December 31, 2000.

Rental revenue, which includes base rent and percentage rent, increased by $47,234,000, or 50.3%, to $141,215,000 for the year ended December 31, 2001, from $93,981,000 for the year ended December 31, 2000. The increase in rental revenue resulted principally from four property acquisitions in 2001, three property acquisitions in 2000 and the acquisition of Western in November 2000.

Recoveries from tenants increased by $10,801,000, or 50.3%, to $32,288,000 for the year ended December 31, 2001, from $21,487,000 for the year ended December 31, 2000. This increase resulted primarily from the 2001 and 2000 acquisitions including Western. Recoveries from tenants were 90.6% of property operating expenses and property taxes for the year ended December 31, 2001 compared to 93.2% for the year ended December 31, 2000. The decrease in the recovery percentage from prior year was primarily the result of a decrease in average portfolio occupancy during 2001 as a result of the Western acquisition. In addition, the language in the Western leases does not provide for as many costs to be recoverable from tenants as the language in the Pan Pacific leases.

Other income increased by $4,427,000, or 118.9%, to $8,149,000 for the year ended December 31, 2001, from $3,722,000 for the year ended December 31, 2000. The increase resulted principally from approximately $3,674,000 of interest income on corporate notes receivable related to real estate activities that were acquired as part of the Western acquisition.

Property operating expenses increased by $7,796,000, or 55.1%, to $21,955,000 for the year ended December 31, 2001, from $14,159,000 for the year ended December 31, 2000. The increase in property operating expenses was primarily attributable to the 2001 and 2000 acquisitions, including Western. Property taxes increased by $4,800,000, or 54.0%, to $13,685,000 from $8,885,000 for the year ended December 31, 2001, compared to the year ended December 31, 2000. The increase in property taxes was also primarily the result of the 2001 and 2000 acquisitions including Western.

Depreciation and amortization increased by $8,756,000, or 43.3%, to $28,980,000 for the year ended December 31, 2001, from $20,224,000 for the year ended December 31, 2000. This was primarily due to the 2001 and 2000 acquisitions, including Western.

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

General and administrative expenses increased by $4,063,000, or 79.6%, to $9,168,000 for the year ended December 31, 2001, from $5,105,000 for the year ended December 31, 2000. This increase resulted primarily from an increase in salaries and benefits and other related expenses resulting from the acquisition of Western as well as annual compensation increases in the first quarter of 2001. As a percentage of total revenue, general and administrative expenses were 5.0% for the year ended December 31, 2001 and 4.3% for the year ended December 31, 2000.

Net gain on sale of real estate totaling $4,129,000 resulted from the sale of eight non-strategic assets during the year ended December 31, 2001.

Discontinued operations for the years ended December 31, 2001 and 2000 of $1,683,000 and $610,000 respectively, reflects the operating results of the five non-strategic assets that were sold during the nine months ended September 30, 2002.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

Total revenue increased by $19,638,000, or 19.7%, to $119,554,000 for the year ended December 31, 2000, from $99,916,000 for the year ended December 31, 1999.

Rental revenue increased by $14,448,000, or 18.2%, to $93,981,000 for the year ended December 31, 2000, from $79,533,000 for the year ended December 31, 1999. The increase in rental revenue resulted principally from six property acquisitions in 1999, three property acquisitions in 2000 and the acquisition of Western in November 2000.

Recoveries from tenants increased by $3,736,000, or 21.0%, to $21,487,000 for the year ended December 31, 2000, from $17,751,000 for the year ended December 31, 1999. This increase resulted primarily from the 2000 and 1999 property acquisitions. Recoveries from tenants were 93.2% of property operating expenses and property taxes for the year ended December 31, 2000 compared to 89.7% of the same expenses for the same period in 1999. The increase in the recovery percentage was primarily the result of enhanced lease recovery language during the renewal and re-leasing process.

Property operating expenses increased by $1,727,000, or 13.9%, to $14,159,000 for the year ended December 31, 2000, from $12,432,000 for the year ended December 31, 1999. The increase in property operating expenses was primarily attributable to the 2000 and 1999 property acquisitions. Property taxes increased by $1,520,000, or 20.6%, to $8,885,000 from $7,365,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase in property taxes was also primarily the result of the 2000 and 1999 property acquisitions.

Depreciation and amortization increased by $2,853,000, or 16.4%, to $20,224,000 for the year ended December 31, 2000, from $17,371,000 for the year ended December 31, 1999. This was primarily due to the 2000 and 1999 property acquisitions.

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

General and administrative expenses decreased by $210,000, or 4.0%, to $5,105,000 for the year ended December 31, 2000, from $5,315,000 for the year ended December 31, 1999. This decrease was primarily attributable to one-time executive severance costs recorded in 1999 and an increase in internal capitalized leasing costs recorded in 2000, which offset related general and administrative expenses, offset by annual compensation increases in 2000. As a percentage of total revenue, general and administrative expenses were 4.3% for the year ended December 31, 2000 and 5.3% for the year ended December 31, 1999.

Merger related expenses were incurred during 2000 in connection with the acquisition of Western. The Company incurred approximately $3,204,000 of these expenses which are non-recurring.

Discontinued operations for the years ended December 31, 2000 and 1999 of $610,000 and $488,000 respectively, reflects the operating results of the five non-strategic assets that were sold during the nine months ended September 30, 2002.

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

The following table presents our Funds from Operations:

	For the years ended December 31,
	2001	2000	1999
Net income	$64,222,000	$33,800,000	$32,576,000
Add:
Depreciation and amortization	28,980,000	20,224,000	17,371,000
Depreciation on discontinued operations	298,000	150,000	105,000
Depreciation of unconsolidated partnerships	83,000	21,000	8,000
Operating subsidiary minority interests	2,521,000	2,106,000	1,530,000
Provision for loss on impairment	—	250,000	—
Less:
Net gain on sale of real estate	(4,129,000)	—	(400,000)
Depreciation of non-real estate corporate assets	(523,000)	(428,000)	(392,000)

Funds from Operations	$91,452,000	$56,123,000	$50,798,000

Weighted average number of shares of common stock outstanding (assuming dilution)	33,875,339	24,000,935	22,122,659

Cash Flows

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000.

Net cash provided by operating activities increased by $22,252,000 to $77,096,000 for the year ended December 31, 2001, as compared to $54,844,000 for the year ended December 31, 2000. The increase was primarily the result of an increase in operating income due to property acquisitions including Western. This increase was offset by an increase in accrued interest to note receivable, an increase in other assets and an increase in net gain on sale of real estate.

Net cash used in investing activities decreased by $27,823,000 to $46,127,000 for the year ended December 31, 2001, as compared to $73,950,000 for the year ended December 31, 2000. The decrease was primarily the result of an increase in proceeds from sale of real estate, a decrease in costs associated with the acquisition of Western and a decrease in other assets, offset by an increase in acquisitions of and additions to properties and an increase in notes receivable.

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

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

Net cash provided by operating activities increased by $9,017,000 to $54,844,000 for the year ended December 31, 2000, as compared to $45,827,000 for the year ended December 31, 1999. The increase was primarily the result of an increase in operating income due to property acquisitions and an increase in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities decreased by $3,675,000 to $73,950,000 for the year ended December 31, 2000, as compared to $77,625,000 for the year ended December 31, 1999. The decrease was primarily the result of a reduction in acquisitions of and additions to operating properties and a decrease in proceeds from sale of real estate, offset by an increase in other assets and cash expended on the acquisition of Western.

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

Within 90 days prior to the date of this amended annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

CERTIFICATIONS

I, Stuart A. Tanz, certify that:

1.    I have reviewed this amendment to the annual report on Form 10-K/A of Pan Pacific Retail Properties, Inc. for the year ended December 31, 2001;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Stuart A. Tanz
Stuart A. Tanz
Chairman, Chief Executive Officer
and President

I, Joseph B. Tyson, certify that:

1.    I have reviewed this amendment to the annual report on Form 10-K/A of Pan Pacific Retail Properties, Inc. for the year ended December 31, 2001;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Joseph B. Tyson
Joseph B. Tyson, CPA
Executive Vice President, Chief Financial
Officer and Secretary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 2002.

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

Signature	Title	Date

/s/ Mark J. Riedy	Director	November 11, 2002

Mark J. Riedy

/s/ Bernard M. Feldman	Director	November 11, 2002

Bernard M. Feldman

/s/ David P. Zimel	Director	November 11, 2002

David P. Zimel

/s/ Joseph P. Colmery	Director	November 11, 2002

Joseph P. Colmery

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

KPMG LLP

San Diego, California
January 23, 2002, except as to Note 3
to the consolidated financial statements,
which is as of October 31, 2002

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS:	December 31, 2001	December 31, 2000

Properties, at cost:
Land	$349,694	$350,604
Buildings and improvements	946,188	887,353
Tenant improvements	36,069	30,762

	1,331,951	1,268,719
Less accumulated depreciation and amortization	(98,762)	(73,895)

	1,233,189	1,194,824

Investments in unconsolidated partnerships	1,580	6,816
Cash and cash equivalents	3,765	1,932
Accounts receivable (net of allowance for doubtful accounts of $1,680 and $1,404, respectively)	8,006	7,107
Accrued rent receivable (net of allowance for doubtful accounts of $1,928 and $1,588, respectively)	17,351	14,288
Notes receivable	47,892	37,944
Deferred lease commissions (including unamortized related party amounts of $4,279 and $2,978, respectively, and net of accumulated amortization of $3,368 and $2,415, respectively)	6,352	4,836
Prepaid expenses	10,305	9,133
Other assets	11,178	20,810

	$1,339,618	$1,297,690

LIABILITIES AND EQUITY:

Notes payable	$229,135	$233,911
Line of credit and term loan payable	165,300	267,650
Senior notes	273,800	124,850
Accounts payable, accrued expenses and other liabilities	28,177	22,527

	696,412	648,938
Minority interests	20,748	41,754

Stockholders’ equity:
Common stock par value $.01 per share, 100,000,000 authorized shares, 32,789,913 and 32,074,368 shares issued and outstanding, net of 1,000,000 and 0 treasury shares, at December 31, 2001 and 2000, respectively	328	321
Paid in capital in excess of par value	714,615	705,265
Accumulated deficit	(92,485)	(98,588)

	622,458	606,998

	$1,339,618	$1,297,690

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	For the Years Ended December 31,
	2001	2000	1999
	(revised)	(revised)	(revised)
REVENUE:
Base rent	$138,520	$93,236	$78,777
Percentage rent	2,695	745	756
Recoveries from tenants	32,288	21,487	17,751
Income from unconsolidated partnerships	837	364	341
Other	8,149	3,722	2,291

	182,489	119,554	99,916

EXPENSES:
Property operating	21,955	14,159	12,432
Property taxes	13,685	8,885	7,365
Depreciation and amortization	28,980	20,224	17,371
Interest	46,196	32,112	23,939
General and administrative	9,168	5,105	5,315
Merger related expenses	—	3,204	—
Other	1,574	556	248

	121,558	84,245	66,670

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	60,931	35,309	33,246
Minority interests	(2,521)	(2,119)	(1,558)
Gain on sale of real estate	4,129	—	400
Discontinued operations	1,683	610	488

NET INCOME	$64,222	$33,800	$32,576

Basic earnings per share:
Income from continuing operations	$1.96	$1.46	$1.51
Discontinued operations	$0.06	$0.03	$0.03
Net income	$2.02	$1.49	$1.54

Diluted earnings per share:
Income from continuing operations	$1.92	$1.46	$1.52
Discontinued operations	$0.05	$0.02	$0.02
Net income	$1.97	$1.48	$1.54

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Paid in capital in excess of par value	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 1998	21,162,012	$212	$481,182	$(98,306)	$383,088
Issuance and vesting of restricted stock	90,500	1	130	—	131
Net income	—	—	—	32,576	32,576
Cash distributions paid and declared	—	—	—	(33,929)	(33,929)

Balance at December 31, 1999	21,252,512	213	481,312	(99,659)	381,866
Vesting of restricted stock	—	—	1,615	—	1,615
Stock issued in acquisition of Western	10,754,256	107	221,027	—	221,134
Stock grant	6,000	—	120	—	120
Stock issued on exercise of options	61,600	1	1,191	—	1,192
Net income	—	—	—	33,800	33,800
Cash distributions paid and declared	—	—	—	(32,729)	(32,729)

Balance at December 31, 2000	32,074,368	321	705,265	(98,588)	606,998
Repurchase of common stock	(1,000,000)	(10)	(20,840)	—	(20,850)
Conversion of operating subsidiary units to common stock	921,322	9	18,252	—	18,261
Stock issued in acquisition of Western	520	—	11	—	11
Issuance and vesting of restricted stock	217,800	2	920	—	922
Stock issued on exercise of options	575,903	6	11,007	—	11,013
Net income	—	—	—	64,222	64,222
Cash distributions paid and declared	—	—	—	(58,119)	(58,119)

Balance at December 31, 2001	32,789,913	$328	$714,615	$(92,485)	$622,458

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2001	2000	1999
	(revised)	(revised)	(revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,222	$33,800	$32,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,980	20,224	17,371
Amortization of prepaid financing costs	999	700	707
Net gain on sale of real estate	(4,129)	—	(400)
Income from unconsolidated partnerships	(837)	(364)	(341)
Income from discontinued operations	(1,683)	(610)	(488)
Minority interests	2,521	2,119	1,558
Vesting of restricted stock	922	1,615	—
Stock grant	—	120	—
Changes in assets and liabilities, net of the effects of the acquisition of Western:
Increase in accounts receivable	(899)	(2,230)	(337)
Increase in accrued rent receivable	(3,063)	(1,897)	(2,748)
Increase in accrued interest to note receivable	(3,057)	—	—
Increase in deferred lease commissions	(2,735)	(1,757)	(1,785)
Increase in prepaid expenses	(358)	(505)	(732)
Increase in other assets	(9,046)	(1,569)	(948)
Increase in accounts payable, accrued expenses and other liabilities	5,259	5,198	1,394

Net cash provided by operating activities	77,096	54,844	45,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(63,717)	(49,890)	(81,173)
Proceeds from sale of real estate	36,423	198	12,915
Increase (decrease) in construction accounts payable and accrued expenses	391	116	(2,573)
Distributions from unconsolidated partnerships	584	355	84
Acquisition of Western	(1,952)	(14,371)	—
Acquisition of interest in unconsolidated partnership	—	—	(7,163)
Acquisition of minority interests	(2,252)	(570)	(204)
Increase in other assets	—	(13,339)	(841)
Collections of notes receivable	3,678	6,224	1,599
Increases in notes receivable	(19,282)	(2,673)	(269)

Net cash used in investing activities	(46,127)	(73,950)	(77,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit proceeds	168,300	346,260	106,962
Line of credit payments	(270,650)	(279,910)	(116,662)
Notes payable proceeds	—	—	91,300
Notes payable payments	(4,776)	(4,207)	(14,949)
Prepaid financing costs	(1,700)	(1,267)	(2,719)
Issuance of senior notes, net	148,837	—	—
Repurchase of common shares	(20,850)	—	—
Issuance of common shares	11,013	1,192	—
Distributions paid	(61,191)	(43,456)	(34,663)

Net cash (used in) provided by financing activities	(31,017)	18,612	29,269

DECREASE IN CASH AND CASH EQUIVALENTS	(48)	(494)	(2,529)
Cash from discontinued operations	1,881	737	547

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,833	243	(1,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,932	1,689	3,671

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,765	$1,932	$1,689

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	For the Years Ended December 31,
	2001	2000	1999
	(revised)	(revised)	(revised)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $1,539, $202 and $231, respectively)	$45,547	$30,699	$22,995

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from investment in unconsolidated partnerships to property	$—	$—	$15,775
Transfer of other assets to properties	$20,107	$—	$—
Transfer of note receivable to property	$11,113	$—	$—
Notes receivable issued upon sales of properties	$2,400	$1,801	$1,962
Conversion of operating subsidiary units to common stock	$18,261	$—	$—
Stock issued in acquisition of Western	$11	$221,134	$—
Assumption of senior notes and line of credit	$—	$197,350	$—
Notes payable assumed upon acquisition of properties and Western	$—	$9,628	$12,523
Minority interest from acquisition of properties and Western	$—	$18,751	$6,134
Accrued liability for acquisition of partnership interests	$—	$126	$—
Distributions payable	$—	$—	$8,960
Note payable assumed by buyer upon sale of property	$—	$—	$4,408

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

Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2001, 2000 and 1999 to separately reflect the results of discontinued operations for properties that were sold during the nine months ended September 30, 2002. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2001, 2000 and 1999. See Note 3 to the consolidated financial statements.

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

Operating subsidiary	Units originally issued	Units converted	Units outstanding
Pan Pacific (Portland), LLC	832,617	400,000	432,617
Pan Pacific (Rancho Las Palmas), LLC	314,587	0	314,587

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

Operating subsidiary	Units originally issued	Units converted	Units outstanding
Pan Pacific (Kienows), L.P.	857,065	623,067	233,998	(a)
Pan Pacific (Pinecreek), L.P.	54,869	0	54,869

(a)	All remaining units were converted for $6,721,000 cash in January 2002.

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

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

3.    Discontinued operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). In accordance with SFAS No. 144, we report each individual property as a component for determining discontinued operations. The operating results of five properties sold during the third quarter of 2002 were reported as income from discontinued operations in 2002, and their respective 2001, 2000, and 1999 results of operations were reclassified to income from discontinued operations. The following is a summary of our income from discontinued operations for the years ended December 31, 2001, 2000 and 1999:

	For the years ended December 31,
	2001	2000	1999
Revenue	$2,376	$939	$746
Property operating expenses	(395)	(179)	(153)
Depreciation and amortization expenses	(298)	(150)	(105)

Discontinued operations	$1,683	$610	$488

The carrying values of the five properties sold (including the related asset groups, as defined in SFAS 144) were as follows:

	As of December 31,
	2001	2000
Properties, net of accumulated depreciation and amortization	$15,647	$15,366
Accounts receivable	$197	$62
Accrued rent receivable	$196	$96
Deferred lease commissions	$66	$42
Prepaid expenses	$66	$65
Accounts payable, accrued expenses and other liabilities	$126	$120

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

7.    Net gain on sale of real estate

The Company recorded a net gain on sale of real estate of $4,129,000 during the year ended December 31, 2001. The gain related to the sale of a non-core shopping center, five single tenant assets, a 30% interest in a shopping center (Note 4) and four parcels of land. The total sales proceeds of $38,823,000 were received in cash and a note receivable.

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

	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$64,222	$63,795	$33,800	$32,535	$32,576	$31,481
Diluted earnings per share	$1.97	$1.96	$1.48	$1.43	$1.54	$1.49

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

8.    Stock plans (continued)

Stock option activity during the periods presented is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 1998	1,215,167	$20.2265
Granted	283,000	$17.6250
Exercised	—	$—
Forfeited	(17,000)	$20.0600
Expired	(3,333)	$19.5000

Balance at December 31, 1999	1,477,834	$19.7750
Granted	173,000	$18.6250
Exercised	(61,600)	$19.3478
Forfeited	(15,333)	$19.4743
Expired	(10,667)	$20.0192

Balance at December 31, 2000	1,563,234	$19.6605
Granted	425,486	$21.5500
Exercised	(575,903)	$19.1051
Forfeited	(7,000)	$21.5500
Expired	(8,000)	$21.8901

Balance at December 31, 2001	1,397,817	$20.4240

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

The following unaudited table reconciles the Company’s book net income to REIT taxable income before dividends paid deduction:

	For the years ended December 31,
	2001 Estimate	2000 Actual	1999 Actual
Book net income	$64,222	$33,800	$32,576
Less: Differences between book and tax net income for REIT subsidiaries	(2,225)	3,993	(2,261)

	61,997	37,793	30,315
Add: Book depreciation and amortization (a)	29,278	20,374	17,476
Less: Tax depreciation and amortization	(26,145)	(16,513)	(14,667)
Less: Straight-line rent adjustments	(3,157)	(1,898)	(3,071)
Book/tax difference on gains/losses from capital transactions	(136)	(81)	(1,024)
Other book/tax differences, net	(925)	1,504	(698)

Taxable ordinary income before adjustments	60,912	41,179	28,331
Less: Other adjustments (b)	(7,478)	(7,478)	—

REIT taxable income before dividends paid deduction	$53,434	$33,701	$28,331

(a)	Includes depreciation of properties in discontinued operations (see Note 3).

(b)	Based on other adjustments permitted by the Internal Revenue Code.

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

11.    Related party transactions

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

12.    Employee benefit plan

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

14.    Segment reporting

The Company predominantly operates in one industry segment - real estate ownership, management and development. As of December 31, 2001 and 2000, the Company owned 108 and 110 community shopping centers, respectively, primarily located in the Western United States (see Note 1). Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. Therefore, the Company defines operating segments as individual properties with no segment representing more than 10% of the net operating income of the Company. No single tenant accounts for 10% or more of rental revenue and none of the shopping centers are located in a foreign country.

PAN PACIFIC RETAIL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Tabular amounts are in thousands, except option and share data)

15.    Quarterly financial data (unaudited)

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

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2001
(In thousands)

	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis.(A) Constr.(C)
Description		Land	Buildings and Improvements(2)	Improvements(2)	Carrying Costs	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:

Albany Plaza Albany, OR	$—	$1,525	$4,638	$1,191	$—	$1,525	$5,829	$7,354	$461	1999	(A)

Anderson Square Anderson, CA	—	827	2,480	76	—	827	2,556	3,383	81	2000	(A)

Angels Camp Town Center Angels Camp, CA	—	1,153	3,485	23	—	1,153	3,508	4,661	100	2000	(A)

Arlington Courtyard Riverside, CA	—	401	753	87	—	401	840	1,241	246	1994	(A)

Auburn North Auburn, WA	—	2,275	8,053	1,616	—	2,275	9,669	11,944	836	1999	(A)

Bear Creek Plaza Medford, OR	—	3,275	9,825	1,579	—	3,275	11,404	14,679	1,227	1998	(A)

Blaine International Center Blaine, WA	—	1,951	5,255	13	—	1,951	5,268	7,219	149	2000	(A)

Blossom Valley Turlock, CA	—	2,494	7,483	9	—	2,494	7,492	9,986	209	2000	(A)

Brookhurst Anaheim, CA	—	6,152	14,364	—	—	6,152	14,364	20,516	90	2001	(A)

Brookvale Center Fremont, CA	—	3,161	9,489	1,017	—	3,161	10,506	13,667	1,173	1997	(A)

Cable Park Orangevale, CA	—	3,042	9,174	31	—	3,042	9,205	12,247	449	1999	(A)

Canal Farms Las Brunos, CA	—	1,576	4,728	54	—	1,576	4,782	6,358	138	2000	(A)

Canby Square Canby, OR	—	2,503	7,518	59	—	2,503	7,577	10,080	23	2001	(A)

Canyon Ridge Plaza Kent, WA	—	2,457	—	8,638	—	2,904	8,191	11,095	1,390	1992 1995	(A) (C)

Canyon Square Plaza Santa Clarita, CA	—	2,725	8,338	102	—	2,725	8,440	11,165	522	1999	(A)

Caughlin Ranch Reno, NV	—	2,283	6,852	840	—	2,283	7,692	9,975	194	2000	(A)

Centennial Plaza Hartford, CA	—	2,761	8,286	13	—	2,761	8,299	11,060	235	2000	(A)

Century Center Modesto, CA	—	4,780	14,337	57	—	4,780	14,394	19,174	407	2000	(A)

Cheyenne Commons Las Vegas, NV	—	8,540	26,810	3,280	—	8,540	30,090	38,630	5,071	1995	(A)

Chico Crossroads Chico, CA	—	3,600	17,063	24	—	3,600	17,087	20,687	2,083	1997	(A)

Chino Town Square Chino, CA	26,080	8,801	10,297	26,898	—	21,093	24,903	45,996	4,465	1992	(A)

Claremont Village Everett, WA	—	2,319	6,987	234	—	2,319	7,221	9,540	835	1997	(A)

Cobblestone Redding, CA	—	1,869	5,609	64	—	1,869	5,673	7,542	166	2000	(A)

Commonwealth Square Folsom, CA	—	4,425	13,274	28	—	4,425	13,302	17,727	374	2000	(A)

Country Club Center Rio Rancho, NM	3,166	566	2,514	917	—	566	3,431	3,997	1,199	1992	(A)

Country Gables Granite Bay, CA	—	4,621	10,806	87	—	4,621	10,893	15,514	310	2000	(A)

Creekside Center Hayward, CA	—	1,500	4,500	634	—	1,500	5,134	6,634	464	1998	(A)

Currier Square Oroville, CA	—	1,591	4,771	—	—	1,591	4,771	6,362	135	2000	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2001
(In thousands)

	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis.(A) Constr.(C)
Description		Land	Buildings and Improvements(2)	Improvements(2)	Carrying Costs	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:

Dodge Center Fallon, NV	—	422	1,267	—	—	422	1,267	1,689	36	2000	(A)

Dublin Retail Center Dublin, CA	—	4,053	12,159	216	—	4,053	12,375	16,428	29	2000	(A)

Eagle Station Carson City, NV	—	2,455	7,363	33	—	2,455	7,396	9,851	212	2000	(A)

East Burnside Portland, OR	—	1,583	3,691	114	—	1,583	3,805	5,388	117	2000	(A)

Eastridge Plaza Porterville, CA	—	1,170	3,513	4	—	1,170	3,517	4,687	98	2000	(A)

Elko Junction Elko, NV	—	3,274	9,822	43	—	3,274	9,865	13,139	280	2000	(A)

Elverta Crossing Sacramento, CA	—	3,080	9,236	107	—	3,080	9,343	12,423	270	2000	(A)

Encinitas Marketplace Encinitas, CA	—	3,529	8,385	342	—	3,529	8,727	12,256	372	2000	(A)

Fairmont Shopping Center Fairmont, CA	—	3,420	8,003	355	—	3,420	8,358	11,778	1,062	1997	(A)

Fashion Faire San Leandro, CA	—	2,862	8,588	242	—	2,862	8,830	11,692	817	1998	(A)

Foster Square Portland, OR	—	348	811	427	—	348	1,238	1,586	65	2000	(A)

Garrison Square Vancouver, WA	—	1,487	4,466	36	—	1,487	4,502	5,989	27	2001	(A)

Gateway Shopping Center Mill Creek, WA	—	3,937	12,044	33	—	3,937	12,077	16,014	201	2000	(A)

Glenbrook Center Sacramento, CA	—	1,538	3,659	94	—	1,538	3,753	5,291	110	2000	(A)

Glen Cove Center Vallejo, CA	—	1,925	5,775	58	—	1,925	5,833	7,758	471	1998	(A)

Granary Square Valencia, CA	—	5,479	12,940	121	—	5,479	13,061	18,540	446	2000	(A)

Green Valley Town & Country Henderson, NV	—	4,096	12,333	115	—	4,096	12,448	16,544	1,390	1997	(A)

Heritage Park Suison City, CA	—	3,449	10,348	69	—	3,449	10,417	13,866	295	2000	(A)

Heritage Place Tulare, CA	—	2,098	6,298	29	—	2,098	6,327	8,425	180	2000	(A)

Hermiston Plaza Hermiston, OR	—	1,930	5,791	1,547	—	1,930	7,338	9,268	625	1998	(A)

Hood River Center Hood River, OR	—	1,169	3,507	2,695	—	1,169	6,202	7,371	311	1998	(A)

Kmart Center Sacramento, CA	—	1,130	3,392	121	—	1,130	3,513	4,643	109	2000	(A)

Laguna 99 Plaza Elk Grove, CA	—	3,244	9,730	7	—	3,244	9,737	12,981	274	2000	(A)
Laguna Village Sacramento, CA	—	3,226	—	15,986	1,644	3,448	17,408	20,856	3,219	1992 1996/97	(A) (C)

Lakewood Shopping Center Lakewood, CA	—	2,363	7,125	65	—	2,363	7,190	9,553	852	1997	(A)

Lakewood Village Windsor, CA	9,357	5,347	12,476	67	—	5,347	12,543	17,890	355	2000	(A)

Laurentian Center Ontario, CA	4,334	2,767	6,445	(390)	—	2,767	6,055	8,822	851	1994/96	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2001
(In thousands)

	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis.(A) Constr.(C)
Description		Land	Buildings and Improvements(2)	Improvements(2)	Carrying Costs	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:

Manteca Marketplace Manteca, CA	—	3,904	11,713	620	—	3,904	12,333	16,237	1,293	1998	(A)

Marina Village Huntington Beach, CA	—	3,531	10,933	247	—	3,531	11,180	14,711	779	1999	(A)

Maysville Marketsquare Maysville, KY	5,181	3,454	2,001	3,731	79	3,299	5,966	9,265	1,470	1992 1993	(A) (C)

Melrose Village Vista, CA	8,937	5,125	11,621	27	—	5,125	11,648	16,773	2,771	1999	(A)

Memphis Retail Center Memphis, TN	—	1,204	3,780	(28)	—	1,204	3,752	4,956	893	1992	(A)

Menlo Park Portland, OR	—	3,056	7,231	1,050	—	3,056	8,281	11,337	224	2000	(A)

Milwaukie Marketplace Milwaukie, OR	—	3,184	9,551	544	—	3,184	10,095	13,279	1,071	1998	(A)

Mira Loma Shopping Center Reno, NV	—	1,925	5,775	289	—	1,925	6,064	7,989	507	1998	(A)

Mission Ridge Plaza Manteca, CA	—	2,880	8,640	1	—	2,880	8,641	11,521	243	2000	(A)

Monterey Plaza San Jose, CA	16,955	7,688	18,761	485	—	7,702	19,232	26,934	2,397	1997	(A)

North Hills Reno, NV	—	2,500	—	—	—	2,500	—	2,500	—	2000	(A)

Northridge Plaza Fair Oaks, CA	—	1,658	4,977	48	—	1,658	5,025	6,683	146	2000	(A)

Olympia Square Olympia, WA	13,625	3,737	11,580	1,032	—	3,737	12,612	16,349	3,939	1992	(A)

Olympia West Center Olympia, WA	1,988	2,736	8,295	142	—	2,736	8,437	11,173	957	1997	(A)

Olympic Place Walnut Creek, CA	—	9,681	9,427	—	—	9,681	9,427	19,108	—	2000	(A)

Oregon City Shopping Center Oregon City, OR	9,817	4,426	13,272	2,210	—	4,426	15,482	19,908	1,145	1998	(A)

Oregon Trail Gresham, OR	—	3,593	10,779	3,387	—	3,593	14,166	17,759	1,284	1998	(A)

Pacific Commons Shopping Center Spanaway, WA	—	3,419	10,256	88	—	3,419	10,344	13,763	915	1998	(A)

Palmdale Center Palmdale, CA	—	1,150	3,454	244	—	1,150	3,698	4,848	398	1997	(A)

Panther Lake Shopping Center Kent, WA	—	1,950	5,850	278	—	1,950	6,128	8,078	635	1998	(A)

Park Place Vallejo, CA	—	4,020	9,381	2	—	4,020	9,383	13,403	263	2000	(A)

Pine Creek Shopping Center Grass Valley, CA	—	5,000	15,000	153	—	5,000	15,153	20,153	440	2000	(A)

Pioneer Plaza Springfield, OR	—	1,864	5,591	143	—	1,864	5,734	7,598	577	1998	(A)

Plaza 580 Livermore, CA	—	4,010	12,031	52	—	4,010	12,083	16,093	338	2000	(A)

Powell Valley Junction Gresham, OR	—	1,546	4,639	1,094	—	1,546	5,733	7,279	506	1998	(A)

Powell Villa Portland, OR	—	850	2,553	2	—	850	2,555	3,405	15	2001	(A)

Rainbow Promenade Las Vegas, NV	19,246	9,390	21,774	262	—	9,381	22,045	31,426	2,384	1997	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2001
(In thousands)

	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis.(A) Constr.(C)
Description		Land	Buildings and Improvements(2)	Improvements(2)	Carrying Costs	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:

Raleigh Hills Raleigh Hills, OR	—	1,774	5,376	3	—	1,774	5,379	7,153	150	2000	(A)

Raley’s Fallon, NV	—	848	2,546	—	—	848	2,546	3,394	72	2000	(A)

Raley’s Shopping Center Yuba City, CA	—	2,107	6,321	4	—	2,107	6,325	8,432	178	2000	(A)

Rancho Las Palmas Rancho Mirage, CA	12,230	5,025	15,235	836	—	5,025	16,071	21,096	893	1999	(A)

Rockwood Plaza Gresham, OR	—	1,179	3,537	831	—	1,179	4,368	5,547	129	2000	(A)

Sahara Pavilion North Las Vegas, NV	30,032	11,920	28,560	857	—	11,920	29,417	41,337	7,856	1992	(A)

Sahara Pavilion South Las Vegas, NV	—	4,833	12,988	1,157	—	4,833	14,145	18,978	4,030	1992	(A)

San Dimas Market Place San Dimas, CA	14,434	5,699	17,100	214	—	5,699	17,314	23,013	1,732	1998	(A)

Sandy Marketplace Sandy, OR	4,558	2,046	6,064	448	—	2,046	6,512	8,558	532	1998	(A)

Shops at Lincoln School Modesto, CA	—	1,672	5,067	4	—	1,672	5,071	6,743	285	1999	(A)

Shute Park Plaza Hillsboro, OR	—	994	2,981	222	—	994	3,203	4,197	345	1998	(A)

Sky Park Plaza Chico, CA	—	3,566	10,700	2	—	3,566	10,702	14,268	302	2000	(A)

Southgate Center Milwaukie, OR	3,155	1,423	4,268	497	—	1,423	4,765	6,188	368	1998	(A)

St. John’s Portland, OR	—	2,005	2,005	127	—	2,005	2,132	4,137	57	2000	(A)

Sunset Mall Portland, OR	7,608	2,996	8,989	114	—	2,982	9,117	12,099	723	1998	(A)

Sunset Square Bellingham, WA	—	6,100	18,647	2,393	—	6,100	21,040	27,140	6,093	1992	(A)

Sycamore Plaza Anaheim, CA	—	1,856	5,601	59	—	1,856	5,660	7,516	193	2000	(A)

Tacoma Central Tacoma, WA	9,779	5,314	16,288	439	—	5,314	16,727	22,041	1,763	1997	(A)

Tacoma Shopping Center Portland, OR	—	838	1,955	3	—	838	1,958	2,796	55	2000	(A)

Tanasbourne Village Hillsboro, OR	18,262	5,573	13,861	1,219	—	5,573	15,080	20,653	3,918	1992	(A)

Tustin Heights Tustin, CA	10,391	3,675	10,776	465	—	3,675	11,241	14,916	1,203	1997	(A)

Ukiah Crossroads Ukiah, CA	—	1,869	5,609	—	—	1,869	5,609	7,478	157	2000	(A)

Victorian Walk Fresno, CA	—	1,676	5,025	—	—	1,676	5,025	6,701	142	2000	(A)

Vineyard Village East Ontario, CA	—	649	2,716	137	—	649	2,853	3,502	625	1994	(A)

West Town Winnemucca, NV	—	1,085	3,258	—	—	1,085	3,258	4,343	92	2000	(A)

Westwood Village Shopping Center Redding, CA	—	1,131	3,393	441	—	1,131	3,834	4,965	458	1998	(A)

Winterwood Pavilion Las Vegas, NV	—	4,573	13,015	1,736	—	4,573	14,751	19,324	4,507	1992	(A)

(Continued)

40

PAN PACIFIC RETAIL PROPERTIES, INC.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2001
(In thousands)

	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis.(A) Constr.(C)
Description		Land	Buildings and Improvements(2)	Improvements(2)	Carrying Costs	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:
Yreka Junction Yreka, CA	—	2,436	7,304	7	—	2,436	7,311	9,747	208	2000	(A)

	$229,135	$336,897	$894,906	$98,425	$1,723	$349,694	$982,257	$1,331,951	$98,762

Notes:

(1)	The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $1,274,376 as of December 31, 2001.

(2)	Net of write-offs of fully depreciated assets.

(3)	The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 1999 through December 31, 2001:

	For the years ended December 31,
Cost of properties	2001	2000	1999
Balance, beginning of year	$1,268,719	$805,086	$709,522
Additions (acquisition, improvements, etc.)	93,180	467,848	109,613
Interest capitalized	1,539	202	231
Deductions (write-off of tenant improvements, cost of real estate sold and provision for loss on impairment)	(31,487)	(4,417)	(14,280)

Balance, end of year	$1,331,951	$1,268,719	$805,086

	For the years ended December 31,
Accumulated depreciation and amortization	2001	2000	1999
Balance, beginning of year	$73,895	$57,025	$42,044
Additions (depreciation and amortization expense)	27,536	19,083	17,782
Deductions (write-off of accumulated depreciation of tenant improvements and cost of real estate sold)	(2,669)	(2,213)	(2,801)

Balance, end of year	$98,762	$73,895	$57,025

See accompanying independent auditors’ report.

41