Form 10-K
period 2002-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2003-03-26
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,370,753,000.

As of March 7, 2003, the number of shares of the Registrant’s common stock outstanding was 39,778,851.

Pan Pacific Retail Properties, Inc.’s Definitive Proxy Statement for the 2003 annual meeting of stockholders is incorporated by reference into Part III herein.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference information from our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

PAN PACIFIC RETAIL PROPERTIES, INC.

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS

We are a self-administered and self-managed real estate investment trust, or REIT. Our portfolio consists principally of community and neighborhood shopping centers predominantly located in five key Western U.S. markets.

At December 31, 2002, 2001 and 2000 our total assets were $1,424,240,000, $1,339,290,000 and $1,297,690,000, respectively. At December 31, 2002, we owned a portfolio comprised of 105 shopping center properties, of which 102 are located in the Western United States in our five key markets including 40 in Northern California, 19 in Southern California, 19 in Oregon, 12 in Nevada and 12 in Washington. The portfolio includes approximately 15.9 million square feet of retail space, which was 97.5% leased to a diverse mix of 2,541 tenants.

On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged for newly issued shares of our common stock and operating subsidiary units, based upon a fixed exchange ratio of 0.62. In connection with this transaction, we assumed Western’s obligations under its senior notes and the indentures under which they were issued. As a result, we issued 10,754,776 shares of our common stock to holders of Western common shares and were obligated to issue 911,934 shares of our common stock upon the exchange of operating subsidiary units held by limited partners of Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., and Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P.

On January 17, 2003, we acquired Center Trust, Inc., a Maryland corporation. The transaction was a stock for stock exchange including assumption of debt whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,748 shares of our common stock to Center Trust stockholders and are obligated to issue up to 284,263 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them.

We employed 111 people as of December 31, 2002, including ten executive officers and senior personnel, in the areas of administration, accounting services, property management, maintenance, leasing, acquisitions and business development. Our executive offices are located at 1631-B South Melrose Drive, Vista, California, and our telephone number is (760) 727-1002. In addition to personnel located at our executive offices, we operate regional offices in Las Vegas, Nevada; Kent, Washington; Portland, Oregon; and Sacramento, California. Each of our regional offices is responsible for property management, maintenance and leasing.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe that we have been organized and have operated in such a manner so as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but we cannot assure you that we will continue to operate in such a manner so as to qualify or remain qualified. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our revenue and properties.

You can access free of charge a copy of the periodic and current reports we file with the Securities and Exchange Commission at www.sec.gov. Additionally, our periodic and current reports are made available on our website at www.pprp.com as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

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

Growth Strategies

Our principal growth strategy is to acquire shopping centers that provide an opportunity to expand in current markets or which allow us to establish a presence in targeted markets with favorable economic and demographic characteristics.

•	We seek to acquire properties that can benefit from our hands-on management, that may require repositioning, redevelopment or renovation, or which can be purchased at attractive capitalization rates and are consistent in terms of quality and location with our existing portfolio.

•	We seek to continue to utilize our in-depth market knowledge within our five key markets to pursue our strategy of opportunistic acquisitions of shopping centers for long-term investment. We believe that significant opportunities continue to exist within these markets to acquire shopping center properties that are consistent with our existing portfolio in terms of quality of construction, positive neighborhood demographics and location attributes and that provide attractive initial investment yields with potential for growth in cash flow.

•	We further believe we have certain competitive advantages which enhance our ability to identify and capitalize on acquisition opportunities, including: (i) long-standing relationships with institutional and other owners of shopping center properties in our five key markets; (ii) fully integrated real estate operations which enable us to respond quickly to acquisition opportunities and to capitalize on the resulting economies of scale; and (iii) access to capital as a public company.

We also seek to maximize the cash flow from our properties by continuing to enhance the operating performance of each property through our in-house leasing and property management programs.

We pursue:

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

During 1998, we completed a secondary offering of 4,348,000 shares of common stock at $21.125 per share. The net proceeds to us were approximately $85,913,000. The proceeds were used primarily to pay down our revolving credit facility. We also increased our revolving credit facility from $150,000,000 to $200,000,000 and reduced the top borrowing rate thereunder to LIBOR plus 1.375%.

During 1998, we formed Pan Pacific (Portland), LLC with us as sole managing member. In the fourth quarter of 1998, Pan Pacific (Portland) acquired a portfolio of six shopping centers located in Oregon. In exchange for four properties which were contributed to Pan Pacific (Portland), 832,617 units were issued to certain non-managing members. Distributions are made to the non-managing members at a rate equal to the dividend distribution paid by us on a share of our common stock. A non-managing member can seek redemption of their units after the first anniversary of their contribution of property. We may, at our option, redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) by paying cash for units based on a ten day average stock price. During 2001, 400,000 units were redeemed for common stock.

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

In the third quarter of 1999, we formed Pan Pacific (Rancho Las Palmas), LLC and Pan Pacific (RLP), Inc. in connection with the acquisition of the Rancho Las Palmas shopping center. We and Pan Pacific (RLP) are co-managing members of Pan Pacific (Rancho Las Palmas). As part of this acquisition, and in exchange for an interest in the asset contributed to Pan Pacific (Rancho Las Palmas) by an individual, 314,587 non-managing member units were issued to this individual. Distributions are made to this non-managing member at a rate equal to dividend distributions paid by us on a share of our common stock. The non-managing member can seek redemption of its units after the first anniversary. We, at our option, may redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) by paying cash for units based on a ten day average stock price.

In December 1999, we extended our $200,000,000 revolving credit facility for an additional three years. In October 1999, we received an investment grade credit rating from Standard & Poor’s. Because of this rating, the borrowing rate on our revolving credit facility was reduced to LIBOR plus 1.15%. In November 2000, we also received an investment grade credit rating from Moody’s Investors Service.

In connection with our acquisition of Western in November 2000, we entered into new financing arrangements including a $300,000,000 revolving credit facility and a $100,000,000 term credit loan. The revolving credit facility matures in January 2004 and the term credit loan was repaid in full in July 2001. Our borrowing rate under the revolving credit facility is LIBOR plus 1.10% while the borrowing rate under the term credit loan was LIBOR plus 1.20%.

In connection with our acquisition of Western, we assumed Western’s obligations including its Unsecured Senior Notes in an aggregate principal amount of $50,000,000 bearing interest at 7.875% due 2004, $25,000,000 bearing interest at 7.10% due 2006, $25,000,000 bearing interest at 7.20% due 2008 and $25,000,000 bearing interest at 7.30% due 2010, and the indentures under which these notes were issued. We also assumed a mortgage note bearing interest at 7.61% due May 2004 in the principal amount of $9,628,000, secured by a deed of trust on Lakewood Village.

In April 2001, we issued $150,000,000 in aggregate principal amount of 7.95% senior notes due April 2011. We sold these notes at 99.225% of the principal amount. We used the net proceeds from the offering to pay off our term credit loan and to repay borrowings under our revolving credit facility.

We are the managing member of a joint venture, created for the purpose of developing Olympic Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At December 31, 2002 and December 31, 2001, $15,601,000 and $0, respectively, had been drawn on the construction loan. At our option, amounts borrowed under the construction loan bear interest at either LIBOR plus 1.95% or a reference rate. The loan is secured by the property and is guaranteed by us. We consolidate this joint venture.

In June 2002, we issued $55,000,000 of 5.75% senior notes due June 2007. We sold these notes at 99.458% of the principal amount and used the net proceeds from the offering to repay borrowings under our revolving credit facility. In December 2002, we issued $100,000,000 of 6.125% senior notes due January 2013. We sold these notes at par value and used the net proceeds from the offering to repay borrowings under our revolving credit facility.

We are a general partner of a joint venture, which owns a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At December 31, 2002, the balance of the loan was $17,901,472. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

On September 30, 2002, Plaza Escuela Holding, Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, wherein we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. Our equity position will earn a preferred return of 12%. In addition, we are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the note repayment and cash flow participation will be used primarily to repay borrowings under our revolving credit facility. At December 31, 2002, the balance of the loan was $41,936,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

Dispositions

We dispose of non-strategic assets if we can obtain attractive terms on the sale and redeploy the proceeds into acquisitions in our core markets with growth opportunities.

During 1999, we disposed of three non-strategic assets. We took back a portion of the proceeds on one sale in the form of a note receivable secured by a deed of trust. The balance of the net proceeds, as well as the net proceeds from another sale, received in cash, were used to repay indebtedness under our revolving credit facility. The net proceeds from the other sale were placed with an exchanger and used to acquire another strategic shopping center property in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code.

In December 2000, we disposed of a single-tenant non-strategic asset located in Santa Cruz, California. The asset was a part of the Western portfolio and was sold for an amount equal to its net book value. We took back a portion of the proceeds as a note receivable secured by a deed of trust. The balance of the net proceeds, received in cash, was placed with an exchange accommodator and used to acquire a shopping center property in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code.

During 2001, we disposed of a non-strategic shopping center, five single tenant assets, a 30% interest we owned in a shopping center and four parcels of land. We took back a portion of the proceeds as a note receivable secured by a deed of trust on the sale of the non-strategic shopping center. The balance of the net proceeds on this sale, received in cash, was used to repay indebtedness under our revolving credit facility. The net proceeds on the sale of one of the single tenant assets was also received in cash and was used to repay indebtedness under our revolving credit facility. The net proceeds on the remaining sales were placed with an exchange accommodator and used to acquire other strategic shopping center properties in like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

During 2002, we disposed of seven shopping centers, two single tenant assets and one parcel of land. We took back a portion of the proceeds on these sales in the form of three notes receivable secured by deeds of trust. The balance of the net proceeds on the sales, received in cash, were placed with an exchange accommodator and used to acquire other strategic shopping center properties in like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

We may dispose of certain non-strategic assets over the next year. However, if after taking into account the tax consequences of any disposition, including our continued ability to qualify as a REIT, we determine that a disposition would not be in our best interest, we will not dispose of such asset.

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

Our Potential Inability to Retain Tenants and Relet Space. We will be subject to the risks that, upon expiration or termination, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases covering a total of approximately 6.5% and 50.0% of the leased gross leasable area, or GLA, of our properties will expire through the end of 2003 and 2007, respectively. We budget for renovation and reletting expenses, which takes into consideration our view of both the current and expected market conditions in the geographic regions in which our properties are located, but budgeted amounts may be insufficient to cover these costs. Our cash flow and ability to make expected distributions to stockholders could be adversely affected, if:

•	we are unable to promptly relet or renew leases for all or a substantial portion of this space;

•	the rental rates upon renewal or reletting are significantly lower than expected; or

•	our budgeted amounts for these purposes prove inadequate.

We may not realize all of the anticipated benefits of the merger. The success of our acquisition of Center Trust will depend, in part, on our ability to realize the anticipated cost savings, operating efficiencies and other synergies from integrating the properties of Center Trust into our portfolio. Our success in realizing these benefits and the timing of this realization depend upon our ability to integrate the operations of Center Trust with our own in an efficient manner. The integration of two independent companies is a complex, costly and time-consuming process. Unforeseen difficulties in integrating these portfolios may cause disruption of, or a loss of momentum in, the activities of our business that could affect its ability to achieve expected cost savings, operating efficiencies and other synergies in a manner that could materially harm our financial performance.

The difficulties of combining the operations of the companies include, among others:

•	following the merger, we may not achieve expected cost savings and operating efficiencies, such as the elimination of redundant administrative costs and property management costs;

•	the diversion of management attention to the integration of the operations of Center Trust could have an adverse effect on our revenues, expenses and operating results;

•	the Center Trust portfolio may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for retail space in Southern California and other West Coast markets in which Center Trust has a significant presence; and

•	we may not effectively integrate Center Trust’s operations.

We cannot guarantee that the integration of Center Trust will result in the realization of the full benefits we had anticipated.

Dependence on Market Conditions in the Geographic Regions. We have 40 properties with total GLA of 5,547,000 square feet located in Northern California, 19 properties with total GLA of 3,052,000 square feet located in Southern California, 19 properties with total GLA of 2,710,000 square feet located in Oregon, 12 properties with total GLA of 2,093,000 square feet located in Nevada and 12 properties with total GLA of 2,092,000 square feet located in Washington. To the extent that general economic or other relevant conditions in these regions decline and result in a decrease in consumer demand in these regions, the results of our operations may be adversely affected.

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

Lack of Operating History With Respect to the Recent Acquisition and Development of Properties. At December 31, 2002, we owned and operated 105 properties, consisting of approximately 15.9 million square feet of space. Fifty-three of our properties were acquired during 2000, primarily through the acquisition of Western. In 2002, we acquired an additional 6 properties. These properties, together with the 32 properties which we acquired in connection with our acquisition of Center Trust, may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We may not succeed with this integration or effectively manage additional properties. Also, newly acquired properties may not perform as expected.

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

At December 31, 2002, we had outstanding indebtedness of approximately $734,218,000. Since we anticipate that only a small portion of the principal of the indebtedness will be repaid prior to maturity, and that we will not have funds on hand sufficient to repay the balance of the indebtedness in full at maturity, it will be necessary for us to refinance the debt either through additional borrowings or equity or debt offerings. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all of this maturing debt. Also, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to refinanced indebtedness would increase. This could adversely affect our cash flow and our ability to make expected distributions to our stockholders. In addition, if we are unable to refinance the indebtedness on acceptable terms, we might dispose of properties upon disadvantageous terms, which might result in losses to us and might adversely affect funds available for distribution to stockholders.

Potential Defaults Under Mortgage Financing. At December 31, 2002, we had approximately $239,541,000 of mortgage financing. The payment and other obligations under certain of the mortgage financing is secured by cross-collateralized and cross-defaulted first mortgage liens in the aggregate amount of approximately $53,700,000 on four properties, $51,441,000 on four other properties, $17,058,000 on three properties and $33,064,000 on two properties. If we are unable to meet our obligations under the mortgage financing, the properties securing that debt could be foreclosed upon. This could have a material adverse effect on us and our ability to make expected distributions and could threaten our continued viability.

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

Tax Liabilities as a Consequence of Failure to Qualify as a REIT. Commencing with our taxable year ended December 31, 1997, we believe that we have qualified as a REIT under the Internal Revenue Code. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and some on a quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. These requirements involve the determination of various facts and circumstances not entirely within our control. Legislation, new regulations, administrative interpretations or court decisions may adversely affect, possibly retroactively, our ability to qualify as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT in any taxable year, among other things:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;

•	we will be subject to increased state and local taxes;

•	we will be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which we lost our qualification (unless entitled to relief under certain statutory provisions);

•	all distributions to stockholders would be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits; and

•	we would not be required to make distributions to stockholders.

As a result of these factors, our failure to qualify as a real estate investment trust also could impair our ability to expand our business and raise capital, could substantially reduce the funds available for distribution to our stockholders and could reduce the trading price of our common stock.

Effect of Distribution Requirements. To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and by excluding net capital gains each year.

We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income (including net capital gains) each year.

In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay, with respect to any calendar year, are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code and to reduce exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

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

Our Properties May Be Subject to Unknown Environmental Liabilities. We are required to comply with federal, state and local laws, ordinances and regulations regarding health and safety and the protection of the environment. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. A current or previous owner or operator may also be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by these parties in connection with any such contamination. These laws typically impose clean-up responsibility and liability without regard to fault or whether the owner knew of or caused the presence of the contaminants. Liability under these laws may still be imposed even when the contaminants were associated with previous owners or operators and the liability under these laws has been interpreted to be joint and several, unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of these substances may be substantial, and the presence of these substances, or the failure to properly remediate the contamination on the property, may adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. The presence of contamination at a property can impair the value of the property even if the contamination is migrating onto the property from an adjoining property.

A current or previous owner or operator who arranges for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be held liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility if a leak or contamination is discovered at the disposal or treatment facility, whether or not the facility is owned or operated by them. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. The remedy to remediate contamination may include deed restriction or institutional control which can restrict how the property may be used. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination stemming from the site, including toxic tort claims.

Some federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials, or ACMs, when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with our ownership and operation of our properties, we may be potentially liable for ACM related costs.

The presence of hazardous substances on or under a property may adversely affect our ability to sell that property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local laws, ordinance and regulations and to indemnify us against any environmental liabilities arising from the tenant’s activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest, and there can be no assurance that our tenants would satisfy their indemnification obligations under the leases. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations or financial condition or our ability to make distributions to stockholders.

Shopping centers may have businesses such as dry cleaners and auto repair or servicing businesses that handle, store and generate small quantities of hazardous wastes. The operation may result in spills or releases that may result in soil or groundwater contamination. Independent environmental consultants have conducted or updated Phase I Environmental Site Assessments at our properties in conformance with the scope and limitations of the American Society of Testing and Materials Practice E1527, Standard Practice for Environmental Site Assessments: Phase I Environmental Site Assessment Process. These Phase I Assessments have included, among other things, a visual inspection of our properties and the surrounding area and a review of relevant state, federal and historical documents. When recommended in the Phase I Assessments, we have conducted Phase II subsurface investigations in conformance with American Society of Testing and Materials Guide E1903, Standard Guide for Environmental Site Assessments: Phase II Environmental Site Assessment Process. The Phase I and Phase II investigations of our properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations taken as a whole, nor are we aware of any material environmental liability. It is still possible that our Phase I and Phase II investigations have not revealed all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, future laws, ordinances or regulations may impose material environmental liability and the current environmental condition of our properties may be affected by tenants, by the condition of land or operations in the vicinity of our properties, such as the presence of underground storage tanks, or by third parties unrelated to us. While we believe we are in substantial compliance with applicable federal, state and local laws, ordinances and regulations regarding health and safety and the protection of the environment, we cannot assure you that environmental matters will not rise in the future at properties where no problem is currently known to us.

No Limitation on Amount of Indebtedness We May Incur. At December 31, 2002, our debt to total market capitalization ratio was approximately 36.9% (assuming the conversion of all operating subsidiary units). We currently have a board of directors approved policy of incurring debt only if upon incurrence the debt to total market capitalization ratio would be 50% or less. It should be noted, however, that our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Accordingly, our board of directors could alter or eliminate this policy. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and, consequently, reduce the amount available for distribution to stockholders. This could also increase the risk of default on our indebtedness.

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

Disposition of Properties with Built-In Gain. In connection with our formation in 1997, certain entities taxable as “C” corporations were merged either into us or into our subsidiaries which qualified as “qualified REIT subsidiaries”. Certain of these entities held 13 properties with “built-in gain” at the time the entities were merged into us or into our subsidiaries. A property has “built-in gain” if (i) on the day it was acquired, the former owner’s tax basis in the property was less than the property’s fair market value, and (ii) it was acquired in a transaction in which our tax basis in the property was determined by reference to the former owner’s tax basis in the property. Under the applicable Treasury Regulations, if these properties are sold within 10 years of the date we acquired them, we will be required to pay taxes on the built-in gain that would have been realized if the merging “C” corporation had liquidated on the day before the date of the mergers. Therefore, we may have less flexibility in determining whether or not to dispose of these properties. If we desire to dispose of these properties at some future date within this 10 year period, we may be subject to tax on the built-in gain.

Future Acts of Terrorism or War or Risk of War. The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce. There can be no assurance that the armed hostilities will not escalate or that these terrorist attacks, or the United States’ responses to them, will not lead to further acts of terrorism and civil disturbances, which may further contribute to economic instability. Any armed conflict, civil unrest or additional terrorist activities, and the attendant political instability and societal disruption, may adversely affect our results of operations, financial condition, the ability to raise capital or our future growth.

ITEM 2. PROPERTIES

General

As of December 31, 2002, we owned and operated 105 neighborhood and community shopping centers containing 15.9 million square feet of which 14.2 million square feet is owned by us with the balance owned by certain retailers. These properties are primarily situated in five key Western U.S. markets including Northern California, Southern California, Oregon, Nevada and Washington, each of which we believe has attractive economic and demographic characteristics. The largest concentration of properties, consisting of 36% of our owned gross leasable area, is located in Northern California. Another 19% of our owned gross leasable area is located in Southern California, 18% in Oregon, 14% in Nevada and 11% in Washington. In addition, properties consisting of the remaining 2% of our owned gross leasable area are located in New Mexico, Tennessee and Kentucky. As of December 31, 2002, 97.5% of our total owned gross leasable area was leased by 2,541 tenants.

These properties are regionally managed under active central control by our executive officers. Property management, leasing, capital expenditures, construction and acquisition decisions are centrally administered at our corporate office. We also employ property managers at each of our regional offices to oversee and direct the day-to-day operations of these properties, as well as on-site personnel. Property managers communicate daily with our corporate offices to implement our policies and procedures.

As a result of our in-house leasing program, these properties benefit from a diversified merchandising mix. At December 31, 2002, 60% of the total owned gross leasable area was leased to national tenants, 20% leased to regional tenants and 20% to local tenants. To promote stability and attract non-anchor tenants, we generally enter into long-term leases (typically 15 to 20 years) with major or anchor tenants, those with 15,000 square feet or more, which usually contain provisions permitting tenants to renew their leases at rates which often include fixed rent increases or consumer price index adjustments from the prior base rent. At December 31, 2002, anchor tenants leased 57% of the total owned gross leasable area, with only 66% of anchor-leased gross leasable area (38% of the total owned gross leasable area) scheduled to expire within the next 10 years. To take advantage of improving market conditions and changing retail trends, we generally enter into shorter term leases (typically three to five years) with non-anchor tenants. Our leases are generally on a triple-net basis, which require the tenants to pay their pro rata share of all real property taxes, insurance and property operating expenses.

The following tables provide information about our properties, our tenants and lease expirations.

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
NORTHERN CALIFORNIA
Angels Camp Town Center Angels Camp, CA	1986	70,323	3,000	73,323	93.9	10	517,715	7.84	Save Mart Supermarket, Rite Aid
Blossom Valley Plaza Turlock, CA	1988	111,612	0	111,612	100.0	21	1,241,070	11.12	Raley’s Supermarket, Jo-Ann Fabrics& Crafts
Brookvale Shopping Center Fremont, CA	1968 1989	131,242	0	131,242	100.0	19	1,452,379	11.07	Albertson’s Supermarket, Long’s Drugs
Cable Park Sacramento, CA	1987	160,811	0	160,811	99.2	33	1,383,306	8.67	Albertson’s Supermarket, Long’s Drugs
Canal Farms Los Banos, CA	1987	110,535	0	110,535	100.0	18	940,340	8.51	Save Mart Supermarket, Rite Aid
Century Center Modesto, CA	1979	214,772	0	214,772	97.1	33	1,780,407	8.54	Raley’s Supermarket, Gottschalks
Chico Crossroads Chico, CA	1988 1994	267,735	0	267,735	99.6	17	2,146,656	8.05	Food 4 Less Supermarket
Cobblestone Redding, CA	1984	122,091	0	122,091	95.5	27	1,056,370	9.06	Raley’s Supermarket
Commonwealth Square Folsom, CA	1987	141,310	0	141,310	100.0	46	2,133,037	15.09	Raley’s Supermarket
Country Gables Shopping Center Granite Bay, CA	1993	140,184	0	140,184	100.0	37	1,697,192	12.11	Raley’s Supermarket
Creekside Center Hayward, CA	1968	80,911	0	80,911	100.0	18	859,717	10.63	Albertson’s Supermarket, Big Lots
Currier Square Oroville, CA	1989	130,963	0	130,963	100.0	16	1,044,608	7.98	Raley’s Supermarket
Dublin Retail Center Dublin, CA	1980	154,728	0	154,728	100.0	7	1,661,863	10.74	Orchard Supply, Marshall’s, Ross Dress for Less, Michael’s Arts & Crafts
Eastridge Plaza Porterville, CA	1985	81,010	0	81,010	96.9	13	547,238	6.97	Save Mart Supermarket (5), Rite Aid (5)
Elverta Crossing Sacramento, CA	1991	119,998	0	119,998	100.0	26	1,476,226	12.30	Food 4 Less Supermarket, Rite Aid, Factory 2 U
Fairmont Shopping Center Pacifica, CA	1988	104,281	0	104,281	100.0	30	1,441,098	13.82	Albertson’s Supermarket, Rite Aid

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Fashion Faire Place San Leandro, CA	1987	95,255	0	95,255	100.0	17	1,397,808	14.67	Pure Foods Supermarket, Ross Dress for Less, Michael’s Arts & Crafts
Glen Cove Center Vallejo, CA	1990	66,000	0	66,000	100.0	11	882,588	13.37	Safeway Supermarket & Drug
Glenbrook Shopping Center Sacramento, CA	1990	69,340	0	69,340	97.2	18	769,567	11.41	Big Lots
Heritage Park Shopping Center Suisun City, CA	1989	162,999	0	162,999	97.9	35	1,700,954	10.66	Raley’s Supermarket
Heritage Place Tulare, CA	1986	119,412	0	119,412	98.0	21	1,052,298	9.00	Save Mart Supermarket, Rite Aid
Kmart Center Sacramento, CA	1966 1983	132,630	0	132,630	97.9	15	746,425	5.75	K-Mart, Big Lots
Laguna 99 Plaza Elk Grove, CA	1992	89,600	116,200	205,800	100.0	24	1,536,745	17.15	Safeway Supermarket (6), Wal-Mart (2)
Laguna Village Sacramento, CA	1996	114,433	0	114,433	100.0	16	1,980,525	17.31	United Artists Theatres, 24 Hour Fitness
Lakewood Shopping Center Windsor, CA	1988	107,769	0	107,769	100.0	28	1,128,082	10.47	Raley’s Supermarket, U.S. Post Office
Lakewood Village Windsor, CA	1992	127,237	0	127,237	100.0	39	2,032,701	15.98	Safeway Supermarket, Long’s Drugs
Manteca Marketplace Manteca, CA	1972 1988	172,435	0	172,435	100.0	27	1,893,667	10.98	Save Mart Supermarket, Rite Aid, Stadium 10 Cinemas, Ben Franklin Crafts
Mission Ridge Plaza Manteca, CA	1992	96,657	99,641	196,298	100.0	16	1,372,201	14.20	Safeway Supermarket (6), Wal-Mart (2), Mervyn’s (2)
Monterey Plaza San Jose, CA	1990	183,180	49,500	232,680	97.0	30	2,716,457	15.28	Wal-Mart, Albertson’s Supermarket (2), Walgreens
Northridge Plaza Fair Oaks, CA	1990	98,625	0	98,625	100.0	21	834,352	8.46	Raley’s Supermarket
Park Place Vallejo, CA	1987	150,766	0	150,766	100.0	30	1,833,493	12.16	Raley’s Supermarket, 24 Hour Fitness
Pine Creek Shopping Center Grass Valley, CA	1988	213,035	0	213,035	98.6	36	2,345,148	11.16	Raley’s Supermarket, JC Penney

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Plaza 580 Shopping Center Livermore, CA	1993	104,363	192,739	297,102	96.8	27	1,791,960	17.73	Target (2), Mervyn’s (2), Ross Dress for Less, Big 5
Raley’s Shopping Center Yuba City, CA	1983	135,114	0	135,114	100.0	17	1,109,130	8.21	Raley’s Supermarket, Toys R Us
Shops at Lincoln School Modesto, CA	1988	81,443	0	81,443	94.5	16	750,983	9.76	Save Mart Supermarket
Sky Park Plaza Chico, CA	1985	176,182	4,642	180,824	100.0	29	1,667,922	9.47	Raley’s Supermarket, Ross Dress for Less, Jo-Ann Fabrics & Crafts
Ukiah Crossroads Ukiah, CA	1986	110,565	0	110,565	100.0	21	1,087,628	9.84	Raley’s Supermarket
Victorian Walk Fresno, CA	1990	102,581	0	102,581	96.6	21	867,442	8.75	Save Mart Supermarket, Rite Aid (5)
Westwood Village South Redding, CA	1981 1998	102,375	0	102,375	87.3	20	672,164	7.52	Holiday Supermarket, Rite Aid
Yreka Junction Yreka, CA	1984	127,148	0	127,148	100.0	19	1,118,537	8.80	Raley’s Supermarket, JC Penney

Region Total/Weighted Average		5,081,650	465,722	5,547,372	98.7	925	$54,668,001.52	$10.90

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
SOUTHERN CALIFORNIA
Arlington Courtyard Riverside, CA	1991	12,221	0	12,221	29.7	2	53,233	14.68
Bixby Hacienda Plaza Hacienda Heights, CA	1986	135,012	0	135,012	100.0	42	2,383,052	17.65	Albertson’s Supermarket, Washington Mutual
Brookhurst Center Anaheim, CA	1982	184,949	0	184,949	98.5	43	2,084,996	11.45	Ralph’s Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts
Canyon Square Plaza Santa Clarita, CA	1988	96,727	7,472	104,199	100.0	31	1,290,976	13.35	Albertson’s Supermarket & Drug
Chino Town Square Chino, CA	1987	337,687	188,064	525,751	98.0	50	4,667,747	14.11	Wal-Mart (5), Ross Dress for Less Target (2), Mervyns (2)
Encinitas Marketplace Encinitas, CA	1981	118,265	0	118,265	100.0	26	1,607,567	13.59	Albertson’s Supermarket
Gordon Ranch Marketplace Chino Hills, CA	1991	114,573	0	114,573	96.5	39	1,928,218	17.44	Ralph’s Supermarket
Granary Square Valencia, CA	1982	143,333	0	143,333	98.1	33	2,222,220	15.80	Ralph’s Supermarket, Long’s Drugs
Larwin Square Shopping Center Tustin, CA	1977	210,936	0	210,936	93.4	57	2,583,827	13.11	Von’s Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts, Big 5
Laurentian Center Ontario, CA	1988	97,131	0	97,131	94.5	23	1,211,779	13.20	Pep Boys, 24 Hour Fitness
Marina Village Huntington Beach, CA	1996	149,107	0	149,107	100.0	34	1,857,797	12.46	Von’s Supermarket, Sav-on Drugs
Melrose Village Plaza Vista, CA	1990	136,922	0	136,922	98.0	34	1,721,770	12.83	Albertson’s Supermarket, Sav-on Drugs
Palmdale Center Palmdale, CA	1975	81,050	0	81,050	100.0	14	579,386	7.15	Smart & Final, Dollar Tree, Big Lots
Pavilions Place Westminister, CA	1986	208,823	100,750	309,573	90.9	43	3,362,192	17.71	Vons, Easy Life Furniture
Rancho Las Palmas Rancho Mirage, CA	1980	165,156	10,815	175,971	94.7	39	2,267,188	14.49	Von’s Supermarket, Long’s Drugs
San Dimas Marketplace San Dimas, CA	1997	154,020	117,000	271,020	99.0	21	2,275,012	14.92	Trader Joe’s Market, Target (2), Ross Dress for Less, Office Max, Petco

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Sycamore Plaza Anaheim, CA	1976	105,085	0	105,085	100.0	26	918,274	8.74	Stater Bros. Supermarket, Sav-on Drugs
Tustin Heights Shopping Center Tustin, CA	1983	131,518	0	131,518	100.0	21	1,706,655	12.98	Ralph’s Supermarket, Long’s Drugs, Michael’s Arts & Crafts
Vineyard Village Ontario, CA	1992	45,075	0	45,075	100.0	4	402,630	8.93	Sears, Dunn Edwards Paints

Region Total/Weighted Average		2,627,590	424,101	3,051,691	97.1	582	35,124,517.54	13.77

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
WASHINGTON
Auburn North Auburn, WA	1977 1999	171,032	0	171,032	100.0	25	1,393,755	8.15	Albertson’s Supermarket, Rite Aid, Office Depot
Blaine International Center Blaine, WA	1991	127,572	0	127,572	81.1	16	944,596	9.13	Cost Cutter Supermarket, Rite Aid
Canyon Ridge Plaza Kent, WA	1995	86,909	181,300	268,209	100.0	19	1,079,238	12.42	Target (2), Top Foods Supermarket (2), Ross Dress for Less
Claremont Village Plaza Everett, WA	1955 1994	88,770	0	88,770	100.0	16	1,265,617	14.26	QFC Supermarket & Drug
Garrison Square Vancouver, WA	1989	69,790	0	69,790	100.0	15	717,628	10.28	Nature’s Supermarket, Hi School Pharmacy
Gateway Shopping Center Mill Creek, WA	1995	96,671	0	96,671	96.8	20	1,666,990	17.82	Safeway Supermarket
Olympia Square Olympia, WA	1988	168,209	0	168,209	98.1	37	2,090,809	12.67	Albertson’s Supermarket & Drug, Ross Dress for Less
Olympia West Center Olympia, WA	1980 1995	69,212	3,800	73,012	100.0	6	1,286,737	18.59	Barnes & Noble, Good Guys, Petco
Pacific Commons Spanaway, WA	1987	151,233	55,241	206,474	98.8	22	1,541,600	10.32	The Marketplace Supermarket, K-Mart (2)
Panther Lake Kent, WA	1989	69,090	44,237	113,327	100.0	22	899,059	13.01	Albertson’s Supermarket (2), Rite Aid
Sunset Square Bellingham, WA	1989	376,023	10,634	386,657	98.8	41	3,167,929	8.52	Cost Cutter Supermarket, K-Mart, Jo-Ann Fabrics & Crafts, Rite Aid
Tacoma Central Tacoma, WA	1987 1994	156,916	165,519	322,435	100.0	22	2,005,796	12.78	Target (2), Top Food & Drug (2), Petsmart, Office Depot, TJ Maxx

Region Total/Weighted Average		1,631,427	460,731	2,092,158	97.8	261	$18,059,753.52	$11.32

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft.s (3)	Major Retailers
OREGON
Albany Plaza Albany, OR	1977 1998	114,465	30,998	145,463	93.8	19	854,169	7.95	Albertson’s Supermarket, Rite Aid, Big Lots, Dollar Tree, Factory 2 U
Bear Creek Plaza Medford, OR	1977 1998	183,850	0	183,850	96.8	26	1,359,312	7.64	Bi-Mart Drug, TJ Maxx, Big Lots, Factory 2 U
Canby Square Shopping Center Canby, OR	1993	115,701	0	115,701	97.6	12	1,082,522	9.58	Safeway Supermarket, Rite Aid, Factory 2 U
East Burnside Plaza Portland, OR	1999	38,363	0	38,363	100.0	7	618,918	16.13	QFC Supermarket
Hermiston Plaza Hermiston, OR	1998	150,396	0	150,396	94.8	23	928,584	6.51	Safeway Supermarket & Drug, Big Lots, Dollar Tree
Hood River Shopping Center Hood River, OR	1967 1999	108,554	0	108,554	100.0	12	946,722	8.72	Rosauer’s Supermarket, Hi School Pharmacy
Menlo Park Plaza Portland, OR	1995	112,755	0	112,755	94.8	18	1,303,977	12.19	Walgreens, Staples
Milwaukie Marketplace Milwaukie, OR	1989	185,859	10,323	196,182	97.8	28	1,679,051	9.23	Albertson’s Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts
Oregon City Shopping Center Oregon City, OR	1999	246,855	0	246,855	95.1	37	1,981,637	8.44	Emporium, Rite Aid, Fisherman’s Marine Supply, Michael’s Arts & Crafts
Oregon Trail Center Gresham, OR	1977 1999	208,316	0	208,316	98.5	30	2,067,325	10.07	Nature’s Supermarket, Office Depot, Big 5 Sporting Goods, Big Lots, Michael’s Arts & Crafts
Pioneer Plaza Springfield, OR	1988	96,027	4,294	100,321	100.0	23	950,120	9.89	Safeway Supermarket & Drug
Powell Valley Junction Gresham, OR	1990	107,583	0	107,583	95.2	7	897,286	8.76	Food 4 Less Supermarket, Cascade Athletic Club
Powell Villa Portland, OR	1997	61,884	0	61,884	100.0	10	791,721	12.79	Ace Hardware
Rockwood Plaza Gresham, OR	2000	92,872	0	92,872	96.5	15	761,292	8.49	Dollar Tree
Sandy Marketplace Sandy, OR	1985	101,438	0	101,438	100.0	21	971,772	9.58	Danielson’s Supermarket, Hi School Pharmacy, Factory 2 U
Southgate Shopping Center Milwaukie, OR	1986	50,862	0	50,862	100.0	10	652,279	12.82	Office Max

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Sunset Esplanade Hillsboro, OR	1989	256,034	101,909	357,943	100.0	44	3,012,048	11.76	Safeway Supermarket, Target (2), Petco, Factory 2 U, Jo-Ann Fabrics & Crafts
Sunset Mall Portland, OR	1997	115,635	2,500	118,135	97.3	29	1,232,648	10.96	Safeway Supermarket & Drug
Tanasbourne Village Hillsboro, OR	1990	210,992	1,209	212,201	100.0	41	3,152,945	14.94	Safeway Supermarket, Rite Aid

Region Total/Weighted Average		2,558,441	151,233	2,709,674	97.7	412	$25,244,326.72	$10.10

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
NEVADA
Caughlin Ranch Reno, NV	1990 1991	113,488	0	113,488	96.5	27	1,550,532	14.16	Scolari’s Supermarket
Cheyenne Commons Las Vegas, NV	1992	362,758	0	362,758	97.8	45	4,431,448	12.49	Wal-Mart, 24 Hour Fitness, Marshall’s, Ross Dress for Less, Consign & Design
Decatur Meadows Las Vegas, NV	1979	111,245	0	111,245	93.0	12	965,988	9.34	Vons Supermarket, Factory 2 U, Cort Furniture Rental
Eagle Station Carson City, NV	1982 1994	114,258	60,000	174,258	95.3	26	1,067,989	9.81	Raley’s Supermarket, Mervyn’s (2),
Elko Junction Shopping Center Elko, NV	1996 1997	170,812	0	170,812	94.2	17	1,576,585	9.80	Raley’s Supermarket, Builder’s Mart
Green Valley Town & Country Henderson, NV	1990	130,722	0	130,722	95.9	35	1,913,705	15.27	Albertson’s/Sav-On Superstore
Mira Loma Center Reno, NV	1985	96,907	0	96,907	98.6	18	985,706	10.32	Scolari’s Supermarket, Long’s Drugs, Dollar Tree
Rainbow Promenade Las Vegas, NV	1995 1997	228,279	0	228,279	100.0	27	3,310,336	14.50	United Artists Theatres, Barnes & Noble, Linens ‘N Things, Office Max, Cost Plus
Sahara Pavilion North Las Vegas, NV	1989	333,679	0	333,679	94.6	60	4,366,056	13.84	Von’s Supermarket, TJ Maxx, Shepler’s, Borders Books, Gold’s Gym, Floors N More
Sahara Pavilion South Las Vegas, NV	1990	160,891	0	160,891	91.9	24	2,166,580	14.65	Sports Authority, Office Max, Michael’s Arts & Crafts
West Town Winnemucca, NV	1978 1991	65,424	0	65,424	96.3	1	433,500	6.88	Raley’s Supermarket
Winterwood Pavilion Las Vegas, NV	1990	144,653	0	144,653	90.9	24	1,333,218	10.13	Von’s Supermarket & Drug, Aaron Rents

Region Total/Weighted Average		2,033,116	60,000	2,093,116	95.7	316	$24,101,643.74	$12.39

Property Summary

12/31/2002

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2002 (4)	Total # Tenants 12/31/2002 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
OTHER
Country Club Center Albuquerque, NM	1988 1998	57,631	63,000	120,631	63.9	17	445,761	12.11	Raley’s Supermarket (2)
Maysville Marketsquare Maysville, KY	1991 1993	126,507	89,612	216,119	97.8	18	916,111	7.41	Wal-Mart (2), Kroger Supermarket, JC Penney
Memphis Retail Center Memphis, TN	1990	51,542	40,000	91,542	78.8	10	412,627	10.16	Hancock Fabrics, Family Dollar

Region Total/Weighted Average		235,680	192,612	428,292	85.3	45	$1,774,498.66	$8.82

Portfolio Total/Weighted Average		14,167,904	1,754,399	15,922,303	97.5	2,541	$158,972,741.70	$11.51

(1)	Annualized base rent for all leases in place at December 31, 2002 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.
(2)	These retailers own their own space and are not tenants of the company.
(3)	Annualized base rent divided by the owned GLA leased at December 31, 2002.
(4)	Percent leased and total number of tenants includes month to month leases.
(5)	Tenant is dark.
(6)	Tenant is Pak ‘N’ Save, a division of Safeway.

National, Regional and Local Tenant Mix

12/31/2002

	National Tenants (1)		Regional Tenants (1)		Local Tenants (1)
Property	% of Property Leased GLA	% of Property Ann. Base Rent (2)	% of Property Leased GLA	% of Property Ann. Base Rent (2)	% of Property Leased GLA	% of Property Ann. Base Rent (2)
NORTHERN CALIFORNIA
Angels Camp Town Center	30.53	29.18	51.95	36.11	17.52	34.71
Blossom Valley Plaza	27.56	35.62	58.34	44.01	14.10	20.37
Brookvale Shopping Center	89.11	75.56	0.00	0.00	10.89	24.44
Cable Park	83.15	65.76	1.26	2.81	15.59	31.43
Canal Farms	53.93	50.66	34.59	27.80	11.48	21.54
Century Center	15.75	33.12	66.55	33.65	17.70	33.23
Chico Crossroads	98.54	97.44	0.00	0.00	1.46	2.56
Cobblestone	28.81	44.70	51.47	34.65	19.72	20.65
Commonwealth Square	18.07	24.70	44.24	23.07	37.69	52.23
Country Gables Shopping Center	16.33	19.78	45.59	31.68	38.07	48.54
Creekside Center	77.62	61.38	0.00	0.00	22.38	38.62
Currier Square	15.89	20.72	45.73	48.74	38.38	30.54
Dublin Retail Center	80.32	73.82	0.00	0.00	19.68	26.18
Eastridge Plaza	27.93	27.64	58.04	64.41	14.03	7.95
Elverta Crossing	83.67	76.41	1.33	1.98	15.00	21.61
Fairmont Shopping Center	64.94	44.04	11.67	14.74	23.39	41.22
Fashion Faire Place	88.25	80.59	0.00	0.00	11.75	19.41
Glen Cove Center	81.39	72.72	1.77	3.89	16.84	23.39
Glenbrook Shopping Center	66.41	55.90	0.00	0.00	33.59	44.10
Heritage Park Shopping Center	25.55	29.91	46.02	30.86	28.44	39.22
Heritage Place	50.84	47.10	33.86	31.63	15.30	21.27
Kmart Center	88.62	75.05	0.00	0.00	11.38	24.95
Laguna 99 Plaza	76.12	59.27	2.12	3.61	21.76	37.11
Laguna Village	78.27	73.94	4.19	5.06	17.53	21.00
Lakewood Shopping Center	20.06	31.56	52.41	30.07	27.53	38.37
Lakewood Village	70.47	67.70	0.00	0.00	29.53	32.30
Manteca Marketplace	42.96	38.64	43.54	41.65	13.50	19.72
Mission Ridge Plaza	93.42	90.05	2.21	3.41	4.36	6.54
Monterey Plaza	88.04	78.29	1.67	3.00	10.28	18.71
Northridge Plaza	7.95	16.29	67.66	48.86	24.39	34.84

(1)	The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.
(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

National, Regional and Local Tenant Mix

12/31/2002

	National Tenants (1)		Regional Tenants (1)		Local Tenants (1)
Property	% of Property Leased GLA	% of Property Ann. Base Rent (2)	% of Property Leased GLA	% of Property Ann. Base Rent (2)	% of Property Leased GLA	% of Property Ann. Base Rent (2)
Park Place	35.70	42.33	40.67	26.20	23.63	31.47
Pine Creek Shopping Center	41.60	40.30	30.02	23.52	28.37	36.18
Plaza 580 Shopping Center	65.13	61.61	1.78	2.60	33.09	35.79
Raley’s Shopping Center	49.52	63.31	45.77	26.49	4.71	10.19
Shops at Lincoln School	20.11	34.32	54.75	38.46	25.14	27.22
Sky Park Plaza	52.14	55.21	34.65	24.16	13.21	20.63
Ukiah Crossroads	27.57	37.81	58.44	47.12	14.00	15.08
Victorian Walk	46.25	45.24	36.06	28.00	17.70	26.76
Westwood Village	38.67	44.88	41.84	32.27	19.49	22.85
Yreka Junction	44.49	53.46	52.19	41.20	3.32	5.33
Region Total/Weighted Average	53.41	53.94	27.98	18.92	18.61	27.15
SOUTHERN CALIFORNIA
Arlington Courtyard	0.00	0.00	0.00	0.00	100.00	100.00
Bixby Hacienda Plaza	48.14	41.46	1.56	4.57	50.30	53.97
Brookhurst Center	40.72	45.76	25.60	20.46	33.68	33.78
Canyon Square Plaza	55.59	42.84	1.96	3.64	42.45	53.52
Chino Town Square	70.13	67.47	7.70	8.02	22.18	24.50
Encinitas Marketplace	78.10	69.59	6.96	7.55	14.94	22.86
Gordon Ranch Marketplace	50.49	46.02	0.00	0.00	49.51	53.98
Granary Square	49.27	46.26	34.76	26.22	15.98	27.52
Larwin Square Shopping Center	65.76	50.06	0.00	0.00	34.24	49.94
Laurentian Center	50.04	48.24	18.41	16.49	31.55	35.26
Marina Village	59.74	49.59	17.32	22.43	22.94	27.98
Melrose Village Plaza	76.55	67.75	0.00	0.00	23.45	32.25
Palmdale Center	86.67	75.38	0.00	0.00	13.33	24.62
Pavilions Place	51.59	36.77	3.25	5.33	45.16	57.89
Rancho Las Palmas	60.35	40.53	4.27	4.12	35.38	55.34
San Dimas Marketplace	93.25	89.65	1.21	1.88	5.54	8.47
Sycamore Plaza	34.67	28.23	39.43	19.72	25.90	52.05
Tustin Heights Shopping Center	54.32	60.72	36.46	22.18	9.22	17.11
Vineyard Village	86.52	80.67	0.00	0.00	13.48	19.33

(1)	The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.
(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

National, Regional and Local Tenant Mix

12/31/2002

	National Tenants (1)		Regional Tenants (1)		Local Tenants (1)
Property	% of Property Leased GLA	% of Property Ann. Base Rent (2)	% of Property Leased GLA	% of Property Ann. Base Rent (2)	% of Property Leased GLA	% of Property Ann. Base Rent (2)
Region Total/Weighted Average	61.20	53.80	10.97	8.98	27.83	37.22

WASHINGTON
Auburn North	84.77	74.14	11.78	18.01	3.45	7.85
Blaine International Center	41.35	41.75	45.95	47.67	12.70	10.58
Canyon Ridge Plaza	83.15	76.45	0.00	1.52	16.85	22.03
Claremont Village Plaza	32.52	34.50	44.61	42.71	22.87	22.78
Garrison Square	0.00	0.00	66.81	65.71	33.19	34.29
Gateway Shopping Center	74.48	69.10	0.00	0.00	25.52	30.90
Olympia Square	76.14	67.67	11.92	16.69	11.94	15.64
Olympia West Center	71.95	75.85	11.09	10.74	16.95	13.40
Pacific Commons	43.09	44.76	8.64	5.34	48.27	49.91
Panther Lake	61.83	55.59	6.08	5.74	32.09	38.66
Sunset Square	61.83	50.62	26.71	30.71	11.46	18.68
Tacoma Central	75.04	69.16	20.38	23.04	4.59	7.80
Region Total/Weighted Average	61.99	57.66	20.67	20.96	17.34	21.38

OREGON
Albany Plaza	78.37	66.81	5.08	7.26	16.55	25.93
Bear Creek Plaza	88.06	80.32	5.82	6.72	6.12	12.95
Canby Square Shopping Center	89.55	87.94	0.00	0.00	10.45	12.06
East Burnside Plaza	14.45	20.58	81.29	74.57	4.26	4.85
Hermiston Plaza	77.70	58.41	8.23	16.52	14.06	25.07
Hood River Shopping Center	18.46	15.37	66.11	70.20	15.43	14.42
Menlo Park Plaza	55.63	63.94	0.00	0.00	44.37	36.06
Milwaukie Marketplace	86.57	70.34	4.28	11.98	9.15	17.67
Oregon City Shopping Center	67.88	50.55	19.55	24.92	12.57	24.52
Oregon Trail Center	71.15	65.18	3.68	6.32	25.17	28.50
Pioneer Plaza	69.70	54.23	12.16	20.34	18.14	25.42
Powell Valley Junction	65.43	63.38	0.00	0.00	34.57	36.62
Powell Villa	23.53	13.04	0.00	0.00	76.47	86.96
Rockwood Plaza	24.57	16.08	0.00	0.00	75.43	83.92

(1)	The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.
(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

National, Regional and Local Tenant Mix

12/31/2002

	National Tenants (1)		Regional Tenants (1)		Local Tenants (1)
Property	% of Property Leased GLA	% of Property Ann. Base Rent (2)	% of Property Leased GLA	% of Property Ann. Base Rent (2)	% of Property Leased GLA	% of Property Ann. Base Rent (2)
Sandy Marketplace	41.63	52.43	51.78	38.95	6.59	8.62
Southgate Shopping Center	70.63	60.06	0.00	0.00	29.37	39.94
Sunset Esplanade	76.31	64.37	12.73	15.51	10.97	20.12
Sunset Mall	72.20	54.42	8.99	15.48	18.82	30.10
Tanasbourne Village	70.46	60.34	6.57	11.21	22.98	28.45
Region Total/Weighted Average	67.03	57.51	12.51	15.22	20.46	27.27
NEVADA
Caughlin Ranch	16.59	24.01	50.91	39.68	32.50	36.31
Cheyenne Commons	77.18	70.93	13.53	10.05	9.30	19.02
Decatur Meadows	76.06	57.13	15.86	26.03	8.07	16.83
Eagle Station	25.06	37.44	60.89	38.87	14.05	23.69
Elko Junction Shopping Center	16.11	20.90	37.92	29.02	45.97	50.09
Green Valley Town & Country	53.26	38.78	8.30	13.58	38.44	47.64
Mira Loma Center	41.35	35.07	38.93	38.10	19.72	26.83
Rainbow Promenade	87.57	80.57	0.88	1.55	11.56	17.88
Sahara Pavilion North	72.96	61.33	10.79	11.89	16.25	26.78
Sahara Pavilion South	79.30	74.65	0.00	0.00	20.70	25.35
West Town	0.00	0.00	100.00	100.00	0.00	0.00
Winterwood Pavilion	86.82	76.87	1.37	2.24	11.81	20.89
Region Total/Weighted Average	61.28	57.55	20.36	15.99	18.36	26.46
OTHER
Country Club Center	40.60	50.29	0.00	0.00	59.40	49.71
Maysville Marketsquare	88.23	83.60	2.91	2.81	8.86	13.59
Memphis Retail Center	65.30	65.32	0.00	0.00	34.70	34.68
Region Total/Weighted Average	74.88	70.98	1.79	1.45	23.33	27.57
Portfolio Total/Weighted Average	59.73	55.63	19.74	15.73	20.54	28.64

(1)	The company defines national tenants as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; local tenants as any tenant that operates stores only within the same metropolitan area as the shopping center.
(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Anchor and Non-Anchor Tenant Mix

12/31/2002

	Anchor Tenants (1)		Non-Anchor Tenants (1)
Property	% of Leased GLA	% of Property Ann. Base Rent (2)	% of Leased GLA	% of Property Ann. Base Rent (2)
NORTHERN CALIFORNIA
Angels Camp Town Center	80.90	61.97	19.10	38.03
Blossom Valley Plaza	53.86	36.33	46.14	63.67
Brookvale Shopping Center	73.59	44.92	26.41	55.08
Cable Park	68.30	35.56	31.70	64.44
Canal Farms	63.06	49.56	36.94	50.44
Century Center	65.99	32.20	34.01	67.80
Chico Crossroads	85.50	75.16	14.50	24.84
Cobblestone	51.47	34.65	48.53	65.35
Commonwealth Square	42.54	21.00	57.46	79.00
Country Gables Shopping Center	42.88	26.56	57.12	73.44
Creekside Center	65.05	32.69	34.95	67.31
Currier Square	45.73	48.74	54.27	51.26
Dublin Retail Center	91.15	85.87	8.85	14.13
Eastridge Plaza	65.64	56.99	34.36	43.01
Elverta Crossing	58.29	38.53	41.71	61.47
Fairmont Shopping Center	50.12	22.81	49.88	77.19
Fashion Faire Place	48.00	32.04	52.00	67.96
Glen Cove Center	76.30	66.17	23.70	33.83
Glenbrook Shopping Center	51.58	32.28	48.42	67.72
Heritage Park Shopping Center	47.74	32.27	52.26	67.73
Heritage Place	54.10	39.33	45.90	60.67
Kmart Center	74.18	49.65	25.82	50.35
Laguna 99 Plaza	65.96	42.31	34.04	57.69
Laguna Village	73.30	67.85	26.70	32.15
Lakewood Shopping Center	52.41	29.74	47.59	70.26
Lakewood Village	57.03	49.79	42.97	50.21
Manteca Marketplace	55.98	47.35	44.02	52.65
Mission Ridge Plaza	60.10	50.45	39.90	49.55
Monterey Plaza	57.11	28.07	42.89	71.93
Northridge Plaza	60.06	35.96	39.94	64.04
Park Place	54.46	38.17	45.54	61.83

(1)	Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.
(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Anchor and Non-Anchor Tenant Mix

12/31/2002

	Anchor Tenants (1)		Non-Anchor Tenants (1)
Property	% of Leased GLA	% of Property Ann. Base Rent (2)	% of Leased GLA	% of Property Ann. Base Rent (2)
Pine Creek Shopping Center	46.63	31.16	53.37	68.84
Plaza 580 Shopping Center	23.75	12.72	76.25	87.28
Raley’s Shopping Center	69.34	40.92	30.66	59.08
Shops at Lincoln School	54.75	37.92	45.25	62.08
Sky Park Plaza	61.34	44.20	38.66	55.80
Ukiah Crossroads	55.21	42.48	44.79	57.52
Victorian Walk	67.82	51.59	32.18	48.41
Westwood Village	56.48	39.95	43.52	60.05
Yreka Junction	64.65	38.81	35.35	61.19
Region Total/Weighted Average	60.29	41.37	39.71	58.63

SOUTHERN CALIFORNIA
Arlington Courtyard	0.00	0.00	100.00	100.00
Bixby Hacienda Plaza	32.68	19.47	67.32	80.53
Brookhurst Center	34.71	28.65	65.29	71.35
Canyon Square Plaza	42.13	26.04	57.87	73.96
Chino Town Square	59.75	49.52	40.25	50.48
Encinitas Marketplace	45.66	20.05	54.34	79.95
Gordon Ranch Marketplace	40.71	32.80	59.29	67.20
Granary Square	40.68	21.20	59.32	78.80
Larwin Square Shopping Center	39.08	12.14	60.92	87.86
Laurentian Center	39.64	32.08	60.36	67.92
Marina Village	40.86	28.33	59.14	71.67
Melrose Village Plaza	51.40	34.19	48.60	65.81
Palmdale Center	75.79	51.32	24.21	48.68
Pavilions Place	46.05	32.93	53.95	67.07
Rancho Las Palmas	35.21	9.67	64.79	90.33
San Dimas Marketplace	47.34	38.93	52.66	61.07
Sycamore Plaza	62.27	21.33	37.73	78.67
Tustin Heights Shopping Center	62.36	39.77	37.64	60.23
Vineyard Village	57.68	43.02	42.32	56.98
Region Total/Weighted Average	46.83	29.95	53.17	70.05

(1)	Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.
(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Anchor and Non-Anchor Tenant Mix

12/31/2002

	Anchor Tenants (1)		Non-Anchor Tenants (1)
Property	% of Leased GLA	% of Property Ann. Base Rent (2)	% of Leased GLA	% of Property Ann. Base Rent (2)
WASHINGTON
Auburn North	65.47	42.92	34.53	57.08
Blaine International Center	72.49	68.53	27.51	31.47
Canyon Ridge Plaza	31.30	17.30	68.70	82.70
Claremont Village Plaza	44.61	42.71	55.39	57.29
Garrison Square	56.91	47.68	43.09	52.32
Gateway Shopping Center	59.08	50.00	40.92	50.00
Olympia Square	46.06	30.81	53.94	69.19
Olympia West Center	56.65	61.20	43.35	38.80
Pacific Commons	51.06	47.30	48.94	52.70
Panther Lake	33.84	18.84	66.16	81.16
Sunset Square	75.92	56.74	24.08	43.26
Tacoma Central	70.23	54.15	29.77	45.85
Region Total/Weighted Average	59.94	46.30	40.06	53.70
OREGON
Albany Plaza	44.95	33.47	55.05	66.53
Bear Creek Plaza	70.04	51.99	29.96	48.01
Canby Square Shopping Center	65.30	68.57	34.70	31.43
East Burnside Plaza	78.49	69.90	21.51	30.10
Hermiston Plaza	51.72	28.17	48.28	71.83
Hood River Shopping Center	62.69	60.67	37.31	39.33
Menlo Park Plaza	34.73	42.26	65.27	57.74
Milwaukie Marketplace	49.81	26.48	50.19	73.52
Oregon City Shopping Center	71.26	44.59	28.74	55.41
Oregon Trail Center	64.76	51.76	35.24	48.24
Pioneer Plaza	48.96	32.24	51.04	67.76
Powell Valley Junction	79.72	67.93	20.28	32.07
Powell Villa	39.35	47.32	60.65	52.68
Rockwood Plaza	48.70	33.16	51.30	66.84
Sandy Marketplace	49.31	34.95	50.69	65.05
Southgate Shopping Center	58.98	43.39	41.02	56.61
Sunset Esplanade	58.94	36.00	41.06	64.00

(1)	Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.
(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Anchor and Non-Anchor Tenant Mix

12/31/2002

	AnchorTenant (1)		Non-Anchor Tenant (1)
Property	% of Leased GLA	% of Property Ann. Base Rent (2)	% of Leased GLA	% of Property Ann. Base Rent (2)
Sunset Mall	42.67	17.83	57.33	82.17
Tanasbourne Village	47.62	26.82	52.38	73.18
Region Total/Weighted Average	56.94	40.67	43.06	59.33
NEVADA
Caughlin Ranch	46.08	37.65	53.92	62.35
Cheyenne Commons	65.88	43.30	34.12	56.70
Decatur Meadows	56.42	32.26	43.58	67.74
Eagle Station	54.22	30.32	45.78	69.68
Elko Junction Shopping Center	66.96	54.72	33.04	45.28
Green Valley Town & Country	39.17	19.36	60.83	80.64
Mira Loma Center	53.40	47.27	46.60	52.73
Rainbow Promenade	65.13	55.08	34.87	44.92
Sahara Pavilion North	50.98	30.16	49.02	69.84
Sahara Pavilion South	52.74	33.56	47.26	66.44
West Town	100.00	100.00	0.00	0.00
Winterwood Pavilion	51.56	27.39	48.44	72.61
Region Total/Weighted Average	57.99	39.43	42.01	60.57
OTHER
Country Club Center	0.00	0.00	100.00	100.00
Maysville Marketsquare	64.14	54.79	35.86	45.21
Memphis Retail Center	0.00	0.00	100.00	100.00
Region Total/Weighted Average	39.45	28.31	60.55	71.69
Portfolio Total/Weighted Average	56.53	38.84	43.47	61.16

(1)	Anchors defined as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.
(2)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

Major Tenants* as of December 31, 2002

				Annualized Base Rent in Place at 12/31/2002
Tenants	Number of Leases	Leased GLA (Sq. Ft.)	% of Total Owned GLA	Total Ann. Base Rent ($) (1)	Ann. Base Rent/Sq. Ft. ($) (2)	% of Total Ann. Base Rent
VONS/SAFEWAY/PAK ‘N SAVE	18	879,076	6.33%	7,342,193	8.35	4.59%
RALEY’S	18	1,073,053	7.72	7,225,132	6.73	4.52
KROGER/RALPHS/QFC/FOOD4LESS	10	448,778	3.23	4,222,944	9.41	2.64
ALBERTSONS/SAVON	15	622,638	4.48	4,043,665	6.49	2.53
RITE AID	21	513,133	3.69	3,429,560	6.68	2.14
WAL-MART	3	316,588	2.28	2,836,963	8.96	1.77
BLOCKBUSTER VIDEO	23	126,908	0.91	2,403,731	18.94	1.50
ROSS DRESS FOR LESS	9	238,551	1.72	2,080,474	8.72	1.30
HOLLYWOOD VIDEO	15	94,684	0.68	1,772,839	18.72	1.11
SAVE MART	7	250,914	1.81	1,643,682	6.55	1.03
DOLLAR TREE	23	225,974	1.63	1,613,727	7.14	1.01

Total:	162	4,790,297	34.48%	$38,614,910	$8.06	24.14%

*	Tenants which individually account for 1% or more of annualized base rent.

(1)	Annualized base rent for all leases in place at quarter end calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.
(2)	Annualized base rent divided by gross leasable area.

Page: 36

Lease Expiration Analysis *

As of 12/31/2002

						Annualized Base Rent in Place at 12/31/2002
	Lease Expiration Year		Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	% of Total Leased GLA	Total Ann. Base Rent ($) (2)	% of Total Ann. Base Rent	Ann. Base Rent ($/Sq.Ft.) (3)
All Anchor Leases (1)
1	2003		5	126,417	0.93%	885,194	0.56%	7.00
2	2004		11	413,381	3.03%	2,253,254	1.43%	5.45
3	2005		22	491,403	3.60%	3,933,297	2.50%	8.00
4	2006		24	942,816	6.91%	7,849,594	4.99%	8.33
5	2007		15	432,731	3.17%	2,706,733	1.72%	6.26
6	2008		19	667,041	4.89%	4,658,099	2.96%	6.98
7	2009		13	445,054	3.26%	3,529,436	2.24%	7.93
8	2010		13	423,325	3.10%	3,693,025	2.35%	8.72
9	2011		16	495,760	3.63%	4,285,276	2.72%	8.64
10	2012		21	735,521	5.39%	6,077,649	3.86%	8.26
11	2013	+	65	2,632,128	19.30%	22,249,463	14.13%	8.45

TOTAL/WEIGHTED AVERAGE			224	7,805,577	57.23%	62,121,020	39.46%	7.96

All Non-Anchor Leases (1)
1	2003		341	766,056	5.62%	11,356,033	7.21%	14.82
2	2004		402	958,770	7.03%	14,760,551	9.38%	15.40
3	2005		412	999,343	7.33%	16,246,597	10.32%	16.26
4	2006		336	841,646	6.17%	14,199,992	9.02%	16.87
5	2007		349	848,328	6.22%	14,143,316	8.98%	16.67
6	2008		129	484,259	3.55%	7,001,802	4.45%	14.46
7	2009		59	251,008	1.84%	4,503,592	2.86%	17.94
8	2010		54	189,561	1.39%	3,656,056	2.32%	19.29
9	2011		33	98,429	0.72%	2,506,474	1.59%	25.46
10	2012		56	193,651	1.42%	3,520,667	2.24%	18.18
11	2013	+	56	202,867	1.49%	3,406,556	2.16%	16.79

TOTAL/WEIGHTED AVERAGE			2,227	5,833,918	42.77%	95,301,635	60.54%	16.34

All Leases
1	2003		346	892,473	6.54%	12,241,227	7.78%	13.72
2	2004		413	1,372,151	10.06%	17,013,805	10.81%	12.40
3	2005		434	1,490,746	10.93%	20,179,894	12.82%	13.54
4	2006		360	1,784,462	13.08%	22,049,586	14.01%	12.36
5	2007		364	1,281,059	9.39%	16,850,049	10.70%	13.15
6	2008		148	1,151,300	8.44%	11,659,900	7.41%	10.13
7	2009		72	696,062	5.10%	8,033,027	5.10%	11.54
8	2010		67	612,886	4.49%	7,349,081	4.67%	11.99
9	2011		49	594,189	4.36%	6,791,751	4.31%	11.43
10	2012		77	929,172	6.81%	9,598,316	6.10%	10.33
11	2013	+	121	2,834,995	20.79%	25,656,019	16.30%	9.05

TOTAL/WEIGHTED AVERAGE			2,451	13,639,495	100.00%	157,422,656	100.00%	11.54

Note: Number of Leases expiring does not include tenants on a month-to-month agreement, whose combined occupancy total 153,669 sq. ft.

* Assumes no renewal options are exercised.

(1)	The company defines anchors as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.
(2)	Annualized base rent for all leases in place at report date calculated as follows: total base rent, calculated in accorance with GAAP, to be received during the entire term of each lease, divided by the term in months for such leases, multiplied by 12.
(3)	Annualized base rent divided by gross leaseable area as of report date.

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

On October 25, 2002, the Court dismissed the fraud-based claims, the claims for breach of fiduciary duty in abuse of control and unjust enrichment, and dismissed in part the claim for breach of fiduciary duty. On or about December 10, 2002, the parties reached a final agreement in principle to resolve the litigation. The proposed settlement provides for payment by us to the plaintiff class in the amount of $975,000. Our settlement proposal is pending final approval by the Court. We intend to pursue collection of the settlement amount and the related legal costs from our insurance carriers.

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

During the fourth quarter of 2002, no matters were submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange on August 8, 1997, under the symbol “PNP”. On March 7, 2002 we had approximately 1,340 stockholders of record and approximately 14,100 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the New York Stock Exchange and the dividends declared by us.

	High	Low	Dividends Declared
First Quarter 2001	$23.25	$21.55	$0.455
Second Quarter 2001	$26.00	$21.95	$0.455
Third Quarter 2001	$27.08	$25.10	$0.455
Fourth Quarter 2001	$28.80	$26.40	$0.455
First Quarter 2002	$30.87	$28.13	$0.475
Second Quarter 2002	$34.18	$30.42	$0.475
Third Quarter 2002	$34.75	$29.80	$0.475
Fourth Quarter 2002	$36.85	$31.90	$0.475

The fourth quarter 2001 and 2002 dividends on an annualized basis amount to $1.82 and $1.90 per share, respectively. All dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, our financial condition and any other factors our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to REITs under the Internal Revenue Code, we are required to make distributions to holders of our shares in an amount at least equal to 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data on a historical basis. The following data should be read in connection with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share data)

	Years Ended December 31,
	2002	2001	2000	1999	1998
		(revised) (1)	(revised) (1)	(revised) (1)	(revised) (1)
STATEMENTS OF INCOME DATA:
Total revenue	$192,993	$178,996	$119,137	$99,916	$78,784
Operating and general and administrative expenses	49,595	45,836	28,639	25,360	19,657
Merger related expenses	—	—	3,204	—	—
Depreciation and amortization	30,763	28,493	20,169	17,371	14,273
Interest expense	45,926	46,196	32,112	23,939	18,295
Income from continuing operations (2)	65,252	60,079	32,894	32,088	26,298
Discontinued operations	12,400	4,143	906	488	336
Net income	77,652	64,222	33,800	32,576	26,634
Per share data:
Income from continuing operation – diluted	1.94	1.85	1.45	1.51	1.34
Discontinued operations – diluted	0.36	0.12	0.03	0.03	0.01
Net income – diluted	2.30	1.97	1.48	1.54	1.35
Distributions declared	1.90	1.82	1.54	1.60	1.52

	As of December 31,
	2002	2001	2000	1999	1998
BALANCE SHEET DATA:
Properties, net	$1,306,033	$1,233,189	$1,194,824	$748,061	$667,478
Total assets	1,424,240	1,339,290	1,297,690	784,537	705,541
Notes payable	239,541	229,135	233,911	228,490	144,024
Line of credit and term loan payable	66,000	165,300	267,650	128,800	138,500
Senior notes	428,677	273,800	124,850	—	—
Minority interests	15,804	20,748	41,754	23,347	17,318
Stockholders’ equity	648,635	622,458	606,998	381,866	383,088

(1)	Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2001, 2000, 1999 and 1998 to separately reflect the results of discontinued operations for properties that were sold during the year ended December 31, 2002. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2001, 2000, 1999 and 1998.

(2)	Income from continuing operations includes minority interests and gain on sale of real estate (excluding the amount included in discontinued operations in 2002).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2001 and 2000 to separately reflect the results of discontinued operations for properties that were sold during the year ended December 31, 2002. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2001 and 2000. See the discussions of discontinued operations in the “Results of Operations” section below.

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

During the year ended December 31, 2002, nine non-strategic assets were sold. During the year ended December 31, 2001, eight non-strategic assets were sold. The cash proceeds were used toward the purchase of six shopping center assets in 2002 and four shopping center assets in 2001.

On November 13, 2000, we acquired Western Properties Trust, a California real estate investment trust. The transaction was a stock for stock exchange whereby Western common shares and units were exchanged for newly issued shares of our common stock and operating subsidiary units, based upon a fixed exchange ratio of 0.62 of a share of our common stock per Western share or operating subsidiary unit. As a result, we issued 10,754,776 shares of our common stock to holders of Western common shares. We are also currently obligated to issue 54,869 shares of our common stock upon the exchange of operating subsidiary units held by limited partners of Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P., or pay a cash amount, at our discretion. In connection with this transaction, we assumed $135,000,000 of Western’s debt obligations.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed on January 17, 2003, was a stock for stock exchange including assumption of debt whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,748 shares of our common stock to Center Trust stockholders and are obligated to issue up to 284,263 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them. The transaction included interests in 27 shopping centers, two regional malls and two single tenant assets. We expect that the more significant part of our growth in the next year or two will come from rent increases from the re-leasing and re-tenanting initiatives of the assets acquired in the Center Trust acquisition, additional acquisitions and the stabilization of other properties acquired during 2002 and 2001.

Results of Operations

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001.

Total revenue increased by $13,997,000, or 7.8%, to $192,993,000 for the year ended December 31, 2002, from $178,996,000 for the year ended December 31, 2001.

Rental revenue, which includes base rent and percentage rent, increased by $11,911,000, or 8.6%, to $150,244,000 for the year ended December 31, 2002, from $138,333,000 for the year ended December 31, 2001. The increase in rental revenue resulted principally from portfolio occupancy increases and re-leasing and re-tenanting initiatives of six property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $4,644,000, or 14.6%, to $36,552,000 for the year ended December 31, 2002, from $31,908,000 for the year ended December 31, 2001. This increase resulted primarily from portfolio occupancy increases and re-leasing and re-tenanting initiatives of six property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 91.8% for the year ended December 31, 2002 compared to 90.9% for the year ended December 31, 2001.

Other income decreased by $1,875,000, or 23.7%, to $6,043,000 for the year ended December 31, 2002, from $7,918,000 for the year ended December 31, 2001. The decrease resulted principally from a reduction of interest income on corporate notes receivable as certain notes were repaid in the fourth quarter of 2001 and during 2002 as well as a reduction in management fees which resulted from an increase in our ownership percentage of certain subsidiary entities. The decrease also resulted from a reduction in lease termination fee income compared to prior year and an increase in common area maintenance billing adjustments for 2001 that were credited back to tenants.

Property operating expenses increased by $3,048,000, or 14.1%, to $24,697,000 for the year ended December 31, 2002, from $21,649,000 for the year ended December 31, 2001. This increase resulted primarily from six property acquisitions in 2002, four property acquisitions in 2001 as well as an increase in insurance costs as a result of added coverage. Property taxes increased by $1,675,000, or 12.5%, to $15,120,000 from $13,445,000 for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in property taxes was primarily the result of property tax re-assessments on the assets acquired in the Western transaction as well as property tax expense for the assets acquired in 2002 and 2001.

Depreciation and amortization increased by $2,270,000, or 8.0%, to $30,763,000 for the year ended December 31, 2002, from $28,493,000 for the year ended December 31, 2001. This was primarily due to additional depreciation expense on tenant improvements, building renovations and pad build-out expenditures incurred during 2001 and 2002 as well as depreciation expense on the assets acquired during 2002 and 2001.

Interest expense decreased by $270,000, or 0.6%, to $45,926,000 for the year ended December 31, 2002, from $46,196,000 for the year ended December 31, 2001. The decrease was primarily the result of a reduction in the

LIBOR component of our borrowing cost under our revolving credit facility over the comparable period in the prior year. This decrease in our borrowing cost was partially offset by an increase in interest expense as a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2002 and 2001. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001, our issuance of $55,000,000, in aggregate principal amount, of senior notes in June 2002 and our issuance of $100,000,000, in aggregate principal amount, of senior notes in December 2002. The stated interest rates of 7.95%, 5.75% and 6.125% on the senior note issuances, respectively, are higher than our cost to borrow funds under our revolving credit facility and term credit loan which were paid down with the net proceeds of the notes offerings.

General and administrative expenses increased by $258,000, or 2.8%, to $9,426,000 for the year ended December 31, 2002, from $9,168,000 for the year ended December 31, 2001. This increase resulted primarily from annual compensation increases during 2002. As a percentage of total revenue, general and administrative expenses were 4.9% for the year ended December 31, 2002 as compared to 5.1% for the year ended December 31, 2001.

Gain on sale of real estate totaling $4,129,000 in 2001 resulted from the sale of eight non-strategic assets during the year ended December 31, 2001. Gain on sales of non-strategic assets in 2002 are reported under discontinued operations.

Discontinued operations for the years ended December 31, 2002 and 2001 of $12,400,000 and $4,143,000, respectively, reflect the operating results of the nine non-strategic assets that were sold during the year ended December 31, 2002. Included in the discontinued operations of $12,400,000 for 2002 are gains on sales of real estate of $8,702,000.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000.

Total revenue increased by $59,859,000, or 50.2%, to $178,996,000 for the year ended December 31, 2001, from $119,137,000 for the year ended December 31, 2000.

Rental revenue, which includes base rent and percentage rent, increased by $44,712,000, or 47.8%, to $138,333,000 for the year ended December 31, 2001, from $93,621,000 for the year ended December 31, 2000. The increase in rental revenue resulted principally from four property acquisitions in 2001, three property acquisitions in 2000 and the acquisition of Western in November 2000.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $10,476,000, or 48.9%, to $31,908,000 for the year ended December 31, 2001, from $21,432,000 for the year ended December 31, 2000. This increase resulted primarily from the 2001 and 2000 acquisitions including Western. Recoveries from tenants were 90.9% of property operating expenses and property taxes for the year ended December 31, 2001 compared to 93.3% for the year ended December 31, 2000. The decrease in the recovery percentage from prior year was primarily the result of a decrease in average portfolio occupancy during 2001 as a result of the Western acquisition. In addition, the Western lease agreements do not provide for as many costs to be recoverable from tenants as the Pan Pacific lease agreements.

Other income increased by $4,198,000, or 112.8%, to $7,918,000 for the year ended December 31, 2001, from $3,720,000 for the year ended December 31, 2000. The increase resulted principally from approximately $3,674,000 of interest income on corporate notes receivable related to real estate activities that were acquired as part of the Western acquisition.

Property operating expenses increased by $7,526,000, or 53.3%, to $21,649,000 for the year ended December 31, 2001, from $14,123,000 for the year ended December 31, 2000. The increase in property operating expenses was primarily attributable to the 2001 and 2000 acquisitions, including Western. Property taxes increased by $4,590,000, or 51.8%, to $13,445,000 from $8,855,000 for the year ended December 31, 2001, compared to the year ended December 31, 2000. The increase in property taxes was also primarily the result of the 2001 and 2000 acquisitions including Western.

Depreciation and amortization increased by $8,324,000, or 41.3%, to $28,493,000 for the year ended December 31, 2001, from $20,169,000 for the year ended December 31, 2000. This was primarily due to the 2001 and 2000 acquisitions, including Western.

Interest expense increased by $14,084,000, or 43.9%, to $46,196,000 for the year ended December 31, 2001, from $32,112,000 for the year ended December 31, 2000, primarily as a result of the debt obligations assumed upon the acquisition of Western and interest expense relating to funds drawn on our revolving credit facility to finance the seven other properties acquired during 2001 and 2000. Interest expense also increased as a result of our issuance of $150,000,000, in aggregate principal amount, of senior notes in April 2001. The stated interest rate of 7.95% on the senior notes is higher than our cost to borrow funds under our revolving credit facility and term credit loan which were paid down with the net proceeds of the notes offering. These increases were partially offset by a reduction in the LIBOR component of our borrowing cost under the revolving credit facility and term credit loan over the comparable period in the prior year.

General and administrative expenses increased by $4,063,000, or 79.6%, to $9,168,000 for the year ended December 31, 2001, from $5,105,000 for the year ended December 31, 2000. This increase resulted primarily from an increase in salaries and benefits and other related expenses resulting from the acquisition of Western as well as annual compensation increases during 2001. As a percentage of total revenue, general and administrative expenses were 5.1% for the year ended December 31, 2001 as compared to 4.3% for the year ended December 31, 2000.

Gain on sale of real estate totaling $4,129,000 resulted from the sale of eight non-strategic assets during the year ended December 31, 2001.

Discontinued operations for the years ended December 31, 2001 and 2000 of $4,143,000 and $906,000, respectively, reflect the operating results of the nine non-strategic assets that were sold during the year ended December 31, 2002.

Funds from Operations

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 (the “White Paper”) defines Funds from Operations as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America, “GAAP”), excluding gains (or losses) sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. We compute Funds from Operations in accordance with standards established by the White Paper. Our computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations used by other equity REITs and, therefore, may not be comparable to these other REITs. Funds from Operations should not be considered as an alternative to net income (computed in accordance with GAAP) as a measure of our profitability, or as an alternative to cash flow from operations (computed in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents our Funds from Operations:

	For the years ended December 31,
	2002	2001	2000
Net income	$77,652,000	$64,222,000	$33,800,000
Add:
Depreciation and amortization	30,763,000	28,493,000	20,169,000
Depreciation on discontinued operations	567,000	785,000	205,000
Depreciation of unconsolidated entities	197,000	83,000	21,000
Operating subsidiary minority interests	1,457,000	2,521,000	2,106,000
Provision for loss on impairment	—	—	250,000
Less:
Net gain on sale of real estate	(8,702,000)	(4,129,000)	—
Depreciation of non-real estate corporate assets	(560,000)	(523,000)	(428,000)

Funds from Operations	$101,374,000	$91,452,000	$56,123,000

Weighted average number of shares of common stock outstanding (assuming dilution)	34,431,113	33,875,339	24,000,936

Cash Flows

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001.

Net cash provided by operating activities increased by $8,650,000 to $83,190,000 for the year ended December 31, 2002, as compared to $74,540,000 for the year ended December 31, 2001. The increase was primarily the result of an increase in operating income due to property acquisitions. This increase was offset by an increase in income from discontinued operations including the gain thereon, a decrease in the change in other assets and a decrease in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities increased by $56,708,000 to $103,019,000 for the year ended December 31, 2002, as compared to $46,311,000 for the year ended December 31, 2001. The increase was primarily the result of an increase in acquisitions of and additions to properties, an increase in funds held in escrow pending property acquisitions and an increase in redemption of operating subsidiary units. These increases were offset by an increase in proceeds from sale of real estate, an increase in collections of notes receivable and a decrease in the issuance of notes receivable.

Net cash provided by financing activities increased by $44,648,000 to $13,631,000 for the year ended December 31, 2002, as compared to net cash used in financing activities of $31,017,000 for the year ended December 31, 2001. The increase primarily resulted from an increase in notes payable proceeds, an increase in line of credit proceeds, an increase in issuance of senior notes, a decrease in repurchase of common shares and an increase in issuance of common shares. These increases were offset by an increase in line of credit payments and an increase in distributions paid.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000.

Net cash provided by operating activities increased by $19,931,000 to $74,540,000 for the year ended December 31, 2001, as compared to $54,609,000 for the year ended December 31, 2000. The increase was primarily the result of an increase in operating income due to property acquisitions including Western. This increase was offset by an increase in accrued interest to note receivable, an increase in other assets and an increase in net gain on sale of real estate.

Net cash used in investing activities decreased by $27,734,000 to $46,311,000 for the year ended December 31, 2001, as compared to $74,045,000 for the year ended December 31, 2000. The decrease was primarily the result of an increase in proceeds from sale of real estate, a decrease in costs associated with the acquisition of Western and a decrease in other assets, offset by an increase in acquisitions of and additions to properties and an increase in notes receivable.

Net cash used in financing activities increased by $49,629,000 to $31,017,000 for the year ended December 31, 2001, as compared to net cash provided by financing activities of $18,612,000 for the year ended December 31, 2000. The increase primarily resulted from a decrease in line of credit proceeds, an increase in repurchase of common stock and an increase in distributions paid, offset by an increase in issuance of senior notes and issuance of common stock.

Liquidity and Capital Resources

Our total market capitalization at December 31, 2002, was approximately $1,990,348,000, based on the market closing price of our common stock at December 31, 2002 of $36.53 per share (assuming the conversion of 802,073 operating subsidiary units to common stock) and our debt outstanding of approximately $734,218,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 36.9% at December 31, 2002. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In connection with our acquisition of Western in November 2000, we entered into a new financing arrangement including a $300,000,000 revolving credit facility and a $100,000,000 term credit loan. Our revolving credit facility matures in January 2004 and our term credit loan was paid in full in July 2001. We expect to renegotiate our revolving credit facility and extend its maturity date during 2003. At December 31, 2002, we had $234,000,000 available under our revolving credit facility. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 1.10% or a reference rate. At our option, amounts borrowed under our term credit loan bore interest at either LIBOR plus 1.20% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at December 31, 2002 was 2.97%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In April 2001, we issued $150,000,000 of 7.95% senior notes due April 15, 2011. The net proceeds were used to repay borrowings under our revolving credit facility and our term credit loan. In June 2002, we issued $55,000,000 of 5.75% senior notes due June 29, 2007. In December 2002, we issued $100,000,000 of 6.125% senior notes due January 15, 2013. The net proceeds were used to repay borrowings under our revolving credit facility.

We are the managing member of a joint venture, created for the purpose of developing Olympic Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At December 31, 2002 and December 31, 2001, $15,601,000 and $0, respectively, had been drawn on the construction loan. At our option, amounts borrowed under the construction loan bear interest at either LIBOR plus 1.95% or a reference rate. The loan is secured by the property and is guaranteed by us. We consolidate this joint venture.

We could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at December 31, 2002. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter Ended	Date Declared	Record Date	Date Paid	Distribution Per Share
March 31, 2000	February 9, 2000	March 17, 2000	April 14, 2000	$0.420
June 30, 2000	June 13, 2000	June 26, 2000	July 21, 2000	$0.420
September 30, 2000	September 15, 2000	September 25, 2000	October 20, 2000	$0.420
December 31, 2000	October 30, 2000	November 3, 2000	November 15, 2000	$0.280	(1)
March 31, 2001	January 30, 2001	February 16, 2001	March 15, 2001	$0.455
June 30, 2001	May 16, 2001	May 25, 2001	June 15, 2001	$0.455
September 30, 2001	August 14, 2001	August 31, 2001	September 14, 2001	$0.455
December 31, 2001	November 13, 2001	November 30, 2001	December 14, 2001	$0.455
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.475
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.475
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.475
December 31, 2002	October 30, 2002	November 29, 2002	December 13, 2002	$0.475

(1)	During the fourth quarter of 2000 we distributed a special, two-month dividend of $0.28 a share. This dividend was in connection with the Western acquisition, and was paid to our stockholders of record before the merger transaction was closed to address the two-month shift in timing for the payment of our normal quarterly dividend in future periods.

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

Off-Balance Sheet Arrangements

On September 30, 2002, Plaza Escuela Holding, Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, wherein we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. Our equity position will earn a preferred return of 12%. In addition, we are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the note repayment and cash flow participation will be used primarily to repay borrowings under our revolving credit facility. At December 31, 2002, the balance of the loan was $41,936,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

We are a 50% general partner of a joint venture, which owns a medical office building in Encinitas, California, North Coast Health Center. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At December 31, 2002, the balance of the loan was $17,901,472. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance sheet financings to which we are a party.

Contractual Obligations and Contingent Liabilities

All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. Our indebtedness outstanding at December 31, 2002 includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility and our joint venture construction loan agreement as follows:

Year	Amount
2003	$20,361,000
2004	$132,824,000
2005	$11,563,000
2006	$58,927,000
2007	$131,545,000
2008	$26,873,000
2009	$47,779,000
2010	$48,364,000
2011	$150,187,000
2012 and thereafter	$105,969,000

The payments due in the year 2003 include the balance drawn on our joint venture construction loan agreement at December 31, 2002 of $15,601,000. Payments due in the year 2004 include the balance drawn on our revolving credit facility at December 31, 2002 of $66,000,000 and senior note redemptions of $50,000,000. Payments due in 2006, 2007, 2008, 2010, 2011 and 2013 include senior note redemptions of $25,000,000, $55,000,000, $25,000,000, $25,000,000, $150,000,000 and $100,000,000, respectively. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

We have future obligations relating to leases for real estate and office equipment under operating leases expiring at various dates through 2021. Rental expense was $348,000, $770,000 and $892,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum rentals under noncancellable operating leases in effect at December 31, 2002 were as follows:

2003	$205,000
2004	200,000
2005	199,000
2006	198,000
2007	198,000
2008 and subsequent	2,450,000

$3,450,000

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

Impact of Accounting Pronouncements Issued but not Adopted by the Company

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement will only have an effect on our consolidated financial statements to the extent future exit or disposal activities relevant to SFAS No. 146 occur.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement is not relevant to our operations and will not have an impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 does not require a change in the current accounting treatment used by us under SFAS No. 123, however, SFAS No. 148 will require additional disclosures within the notes to our consolidated financial statements.

In December 2002, the FASB issued Financial Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantors to determine and recognize the fair value of a guarantee at the issuance date. In addition, FIN 45 contains detailed disclosure requirements. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We are still in the process of determining the impact of FIN 45, but we believe that it will not require additional financial statement disclosure.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE). The FASB has transformed its exposure draft on accounting for special purpose entities into this interpretation on variable interest entities. FIN 46 provides new guidance on consolidation of controlled entities, irrespective of voting interests. The financial statement disclosure requirements of FIN 46 are effective immediately and the new accounting requirements under FIN 46 are applicable to new VIEs created after January 31, 2003. We are still in the process of determining the impact of FIN 46 but we believe that it will not have a material impact on our consolidated financial statements.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of our credit agreements and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates, although we use our line of credit for short-term borrowing purposes, and could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at December 31, 2002. We do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2002 in relation to total assets of $1,424,240,000 and a market capitalization of $1,256,130,000.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value(3)
Fixed-rate debt (1)(2)	$4,760	$66,807	$11,563	$58,912	$131,277	$379,472	$652,791	$655,872
Average interest rate	7.68%	7.78%	7.76%	7.19%	7.21%	7.34%	7.36%	6.28%
Variable-rate LIBOR debt (1)	$15,601	$66,000	—	—	—	—	$81,601	$81,601
Average interest rate	3.47%	2.97%	—	—	—	—	3.07%	3.07%

(1)	Principal amounts shown are in thousands.

(2)	Excludes unamortized discounts on senior notes, net of unamortized premiums on notes payable, of $174,000.

(3)	The fair value of notes payable, line of credit and senior notes payable approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

The table incorporates only those exposures that exist as of December 31, 2002, and does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

 FINANCIAL DISCLOSURE

Not applicable.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K in that we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held in May 2003 (the “Proxy Statement”) and the information included therein is incorporated herein by reference.

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

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K.

1.	Consolidated Financial Statements:

2.	Consolidated Financial Statement Schedule:

Schedule III—Properties and Accumulated Depreciation	F-26

Exhibits

Exhibit No.	Description

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

4.1

Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

4.2

Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.4

Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K dated September 24, 1997, and incorporated herein by reference).

4.5

Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.6

Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.7

Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.8

Form of Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.2 to Western Properties Trust Registration Statement on Form S-3 (Registration No. 333-71270) and incorporated herein by reference).

4.9

Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.9 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.10	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

Exhibit No.	Description

4.11	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.12

Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.13	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

4.14

Minutes of a meeting of the Pricing Committee held on June 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

4.15	Form of 6.125% Notes due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.16

Minutes of a meeting of the Pricing Committee held on December 12, 2002 designating the terms of 6.125% Notes due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.17

Stockholders’ Rights Agreement, dated as of November 5, 2002, by and among Pan Pacific Retail Properties, Inc., Lazard Frères Real Estate Investors L.L.C., LF Strategic Realty Investors L.P., Prometheus Western Retail Trust and Prometheus Western Retail, LLC (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated November 7, 2002 and incorporated herein by reference).

4.18

Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Myrtle Gronske, the Harry J. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, Hughes Investments, Visalia MKP, Inc., HI-Loma, HI-NC, Hughes Milliken Associates, CJJ Limited Partnership, Bartfam, Cecile C. Bartman, Trustee under the Will of Bernard Citron, Deceased, Cecile Citron Bartman Trust dated September 26, 2001, Rebecca Jean Speer Trust U/A/D November 9, 1994, Doreann Speer Gibson Trust U/A/D October 13, 1989, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Rebecca Speer, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Linda Speer Fortune, Trust “D”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 and Trust “A”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 (previously filed as Exhibit 4.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333- 103498) and incorporated herein by reference).

Exhibit No.	Description

4.19

Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Saul Kreshek, Ernest Grossman and Margaret Lewicki (previously filed as Exhibit 4.19 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

10.1

The 1997 Stock Option and Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

10.2

The 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Appendix A to Pan Pacific Retail Properties, Inc.’s Proxy Statement for the 2000 Annual Meeting of Stockholders).

10.3

Form of Officers and Directors Indemnification Agreement (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 Registration No. 333-28715) and incorporated herein by reference).

10.4

Form of Non-Competition Agreement (previously filed as Exhibit 10.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

10.5

Revolving credit facility, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent, Dresdner Bank AG, New York and Grand Cayman Branches, Guaranty Federal Banks, F.S.B., as Co- Agent and Wells Fargo Bank, N.A., as Co-Agent (previously filed as Exhibit 10.9 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

10.6

Term credit loan, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.10 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333- 51230) and incorporated herein by reference).

10.7

Member’s Interest Purchase Agreement, dated as of August 13, 1999, by and among Pan Pacific Retail Properties, Inc., Pan Pacific (RLP), Inc. and Stanley W. Gribble (previously filed as Exhibit 10.15 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.8

Loan Assumption and Modification Agreement, dated as of September 23, 1999, by and between Pan Pacific Retail Properties, Inc. and La Salle National Bank (previously filed as Exhibit 10.16 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.9

Operating Agreement of Pan Pacific (Rancho Las Palmas), LLC, dated as of September 23, 1999 (previously filed as Exhibit 10.17 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

Exhibit No.		Description

10.10

Contribution Agreement and Escrow Instructions, dated as of August 13, 1999, by and between Pan Pacific Retail Properties, Inc. and Rancho Las Palmas Center Associates (previously filed as Exhibit 10.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.11

Form of Second Amended and Restated Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Stuart A. Tanz (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.12

Form of Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Joseph B. Tyson (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.13

Form of Second Amended and Restated Employment Agreement, dated as of October 30, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Jeffrey S. Stauffer (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.14

Form of Restricted Stock Agreement between Pan Pacific Retail Properties, Inc. and each of Messrs. Stuart A. Tanz, Jeffrey S. Stauffer and Joseph B. Tyson (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.15

Second Amended and Restated Agreement of Limited Partnership of CT Operating Partnership, L.P., dated as of January 17, 2003 (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of KPMG LLP.

*	Filed Herewith

(b) Reports on Form 8-K.

The Company filed three Current Reports on Form 8-K during the quarter ended December 31, 2002.

The report filed on November 7, 2002 reported under Item 5 that the Company entered into an Agreement and Plan of Merger, dated November 5, 2002 (the “Merger Agreement”). Pursuant to the Merger Agreement, holders of outstanding shares of Center Trust common stock would receive 0.218 shares of Pan Pacific common stock in exchange for each share of Center Trust common stock held by them. The Company also reported on November 7, 2002 that it had entered into a Stockholder Voting Agreement with certain executive officers of Center Trust (the “Officer Voting Agreement”) pursuant to which such executive officers, among other things, agreed to vote in favor of the merger. Additionally, the Company reported that it had entered into a Stockholder Voting Agreement (the “Lazard Voting Agreement”) with Lazard Frères Real Estate Investors L.L.C., a New York limited liability company, LF Strategic Realty Investors L.P., a Delaware limited partnership, Prometheus Western Retail Trust, a Maryland real estate investment trust, Prometheus Western Retail, LLC, a Delaware limited liability company (the “Lazard Entities”) pursuant to which the Lazard Entities, among other things, agreed to vote shares representing 48.07% of Center Trust’s outstanding common stock in favor of the merger. Finally, the report provided that the Company had entered into a Stockholders’ Rights Agreement (the “Rights Agreement”) with the Lazard Entities. Pursuant to the Rights Agreement, the Company agreed to file a shelf registration statement relating to the resale of the shares of Pan Pacific common stock issued to the Lazard Entities in connection with the merger.

The report filed on December 11, 2002 reported under Item 5 that the date of the Center Trust special meeting of stockholders at which the Center Trust stockholders would be asked to consider and vote upon a proposal to approve the merger for Center Trust, would be scheduled for January 15, 2003. The report further included Pan Pacific’s unaudited pro forma condensed consolidated balance sheet as of September 30, 2002 and Pan Pacific’s unaudited pro forma condensed consolidated statements of income for the year ended December 31, 2001 and the nine months ended September 30, 2002 and notes thereto as Exhibit 99.1 and Pacific’s pro forma ratio of earnings to fixed charges for the year ended December 31, 2001 and the nine months ended September 30, 2002 as Exhibit 99.2.

The report filed on December 16, 2002 reported under Item 5 that Pan Pacific had executed a terms agreement, which included the provisions of an underwriting agreement, for the issuance and sale of a $100,000,000 aggregate principal amount of its 6.125% Notes due 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2003.

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

Signature	Title	Date

/s/ MARK J. RIEDY Mark J. Riedy	Director	March 14, 2003

/s/ BERNARD M. FELDMAN Bernard M. Feldman	Director	March 14, 2003

/s/ DAVID P. ZIMEL David P. Zimel	Director	March 14, 2003

/s/ JOSEPH P. COLMERY Joseph P. Colmery	Director	March 14, 2003

CERTIFICATIONS

I, Stuart A. Tanz, certify that:

1. I have reviewed this annual report on Form 10-K of Pan Pacific Retail Properties, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	/s/ STUART A. TANZ
Stuart A. Tanz Chairman, Chief Executive Officer and President

I, Joseph B. Tyson, certify that:

1. I have reviewed this annual report on Form 10-K of Pan Pacific Retail Properties, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	/s/ Joseph B. Tyson
Joseph B. Tyson CPA Executive Vice President, Chief Financial Officer and Secretary

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Pan Pacific Retail Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California

January 31, 2003

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	December 31, 2001
ASSETS:
Properties, at cost:
Land	$371,427	$349,694
Buildings and improvements	1,018,837	946,188
Tenant improvements	40,826	36,069

	1,431,090	1,331,951
Less accumulated depreciation and amortization	(125,057)	(98,762)

	1,306,033	1,233,189
Investments in unconsolidated entities	9,050	1,600
Cash and cash equivalents	1,284	3,429
Accounts receivable (net of allowance for doubtful accounts of $1,879 and $1,680, respectively)	10,142	7,994
Accrued rent receivable (net of allowance for doubtful accounts of $2,130 and $1,928, respectively)	19,167	17,351
Notes receivable	15,891	47,892
Deferred lease commissions (including unamortized related party amounts of $5,189 and $4,279, respectively, and net of accumulated amortization of $4,087 and $3,368, respectively)	7,398	6,352
Prepaid expenses	10,397	10,305
Other assets	44,878	11,178

	$1,424,240	$1,339,290

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable	$239,541	$229,135
Line of credit payable	66,000	165,300
Senior notes	428,677	273,800
Accounts payable, accrued expenses and other liabilities	25,583	27,849

	759,801	696,084
Minority interests	15,804	20,748

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 33,584,186 and 32,789,913 shares issued and outstanding, net of 1,187,999 and 1,000,000 treasury shares, at December 31, 2002 and 2001, respectively	336	328
Paid in capital in excess of par value	731,069	718,525
Deferred compensation	(4,345)	(3,910)
Accumulated deficit	(78,425)	(92,485)

	648,635	622,458

	$1,424,240	$1,339,290

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Years Ended December 31,
	2002	2001	2000
REVENUE:
Base rent	$148,135	$135,726	$92,876
Percentage rent	2,109	2,607	745
Recoveries from tenants	36,552	31,908	21,432
Income from unconsolidated entities	154	837	364
Other	6,043	7,918	3,720

	192,993	178,996	119,137

EXPENSES:
Property operating	24,697	21,649	14,123
Property taxes	15,120	13,445	8,855
Depreciation and amortization	30,763	28,493	20,169
Interest	45,926	46,196	32,112
General and administrative	9,426	9,168	5,105
Merger related expenses	—	—	3,204
Other	352	1,574	556

	126,284	120,525	84,124

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	66,709	58,471	35,013
Minority interests	(1,457)	(2,521)	(2,119)
Gain on sale of real estate	—	4,129	—
Discontinued operations	12,400	4,143	906

NET INCOME	$77,652	$64,222	$33,800

Basic earnings per share:
Income from continuing operations	$1.95	$1.89	$1.45
Discontinued operations	$0.37	$0.13	$0.04
Net income	$2.32	$2.02	$1.49
Diluted earnings per share:
Income from continuing operations	$1.94	$1.85	$1.45
Discontinued operations	$0.36	$0.12	$0.03
Net income	$2.30	$1.97	$1.48

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Paid in capital in excess of par value	Deferred compensation	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 1999	21,252,512	$213	$482,927	$(1,615)	$(99,659)	$381,866
Vesting of restricted stock	—	—	—	1,615	—	1,615
Stock issued in acquisition of Western	10,754,256	107	221,027	—	—	221,134
Stock grant	6,000	—	120	—	—	120
Options exercised	61,600	1	1,191	—	—	1,192
Net income	—	—	—	—	33,800	33,800
Cash distributions paid and declared	—	—	—	—	(32,729)	(32,729)

Balance at December 31, 2000	32,074,368	321	705,265	—	(98,588)	606,998
Repurchase of common stock	(1,000,000)	(10)	(20,840)	—	—	(20,850)
Conversion of operating subsidiary units to common stock	921,322	9	18,252	—	—	18,261
Stock issued in acquisition of Western	520	—	11	—	—	11
Issuance and vesting of restricted stock	217,800	2	4,830	(3,910)	—	922
Stock issued on exercise of options	575,903	6	11,007	—	—	11,013
Net income	—	—	—	—	64,222	64,222
Cash distributions paid and declared	—	—	—	—	(58,119)	(58,119)

Balance at December 31, 2001	32,789,913	328	718,525	(3,910)	(92,485)	622,458
Repurchase of common stock	(187,999)	(2)	(5,787)	—	—	(5,789)
Redemption of operating subsidiary units	—	—	(1,909)	—	—	(1,909)
Issuance and vesting of restricted stock	53,900	1	1,665	(435)	—	1,231
Stock issued on exercise of options	928,372	9	18,575	—	—	18,584
Net income	—	—	—	—	77,652	77,652
Cash distributions paid and declared	—	—	—	—	(63,592)	(63,592)

Balance at December 31, 2002	33,584,186	$336	$731,069	$(4,345)	$(78,425)	$648,635

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,652	$64,222	$33,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,763	28,493	20,169
Amortization of prepaid financing costs	1,052	999	700
Gain on sale of real estate	—	(4,129)	—
Income from unconsolidated entities	(154)	(837)	(364)
Income from discontinued operations	(12,400)	(4,143)	(906)
Minority interests	1,457	2,521	2,119
Vesting of restricted stock	1,231	922	1,615
Stock grant	—	—	120
Changes in assets and liabilities, net of the effects of the acquisition of Western in 2000:
Increase in accounts receivable	(2,148)	(899)	(2,230)
Increase in accrued rent receivable	(1,816)	(3,063)	(1,897)
Increase in accrued interest on notes receivable	(3,202)	(3,057)	—
Increase in deferred lease commissions	(2,723)	(2,735)	(1,757)
Increase in prepaid expenses	(1,182)	(358)	(505)
Increase in other assets	(3,074)	(9,046)	(1,569)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,266)	5,650	5,314

Net cash provided by operating activities	83,190	74,540	54,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(133,008)	(63,510)	(49,869)
Funds held in escrow pending property acquisitions	(39,774)	—	—
Proceeds from sale of real estate	46,605	36,423	198
Distributions from unconsolidated entities	299	584	355
Acquisition of Western	—	(1,952)	(14,371)
Redemption of operating subsidiary units	(6,721)	—	—
Acquisition of minority interests	—	(2,252)	(570)
Increase in other assets	—	—	(13,339)
Collections of notes receivable	39,855	3,678	6,224
Increases in notes receivable	(10,275)	(19,282)	(2,673)

Net cash used in investing activities	(103,019)	(46,311)	(74,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	15,601	—	—
Notes payable payments	(4,981)	(4,776)	(4,207)
Line of credit proceeds	206,250	168,300	346,260
Line of credit payments	(305,550)	(270,650)	(279,910)
Prepaid financing costs	—	(1,700)	(1,267)
Issuance of senior notes	154,701	148,837	—
Repurchase of common shares	(5,789)	(20,850)	—
Issuance of common shares	18,584	11,013	1,192
Distributions paid	(65,185)	(61,191)	(43,456)

Net cash provided by (used in) financing activities	13,631	(31,017)	18,612

DECREASE IN CASH AND CASH EQUIVALENTS	(6,198)	(2,788)	(824)
Cash from discontinued operations	4,053	4,621	1,067

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,145)	1,833	243
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,429	1,596	1,353

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,284	$3,429	$1,596

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Years Ended December 31,
	2002	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $1,796, $1,539 and $202, respectively)	$47,988	$45,547	$30,699
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of note receivable to investment in unconsolidated entity	$7,595	$—	$—
Transfer of other assets to properties	$8,588	$20,107	$—
Transfer of note receivable to property	$—	$11,113	$—
Notes receivable issued upon sales of properties	$2,770	$2,400	$1,801
Conversion of operating subsidiary units to common stock	$1,909	$18,261	$—
Stock issued in acquisition of Western	$—	$11	$221,134
Assumption of senior notes and line of credit	$—	$—	$197,350
Notes payable assumed upon acquisition of properties and Western	$—	$—	$9,628
Minority interest from acquisition of properties and Western	$—	$—	$18,751
Accrued liability for acquisition of partnership interests	$—	$—	$126
Exchange of note receivable for properties	$735	$—	$—

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

1. Organization and basis of presentation

Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the “Company”) is an equity real estate investment trust (“REIT”) that owns, leases and manages neighborhood and community shopping centers. As of December 31, 2002, the Company owned a portfolio comprised of 105 properties located primarily in the Western region of the United States. The Company believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code.

In accordance with SFAS No. 144, our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2001 and 2000 to separately reflect the results of discontinued operations for properties that were sold during the year ended December 31, 2002. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2001 or 2000. See Note 3 to the consolidated financial statements.

In 1998 and 1999, the Company formed certain operating subsidiaries to acquire shopping center properties. The Company is the managing member and in exchange for the properties which were contributed to the operating subsidiaries, units were issued to the non-managing members. These operating subsidiaries were primarily formed for tax planning purposes for the non-managing members who contributed the properties. A non-managing member can seek redemption of the units after the first anniversary of the date of issuance. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share of common stock for each unit, or (ii) paying cash to the non-managing member based on the average trading price of its common stock. Distributions are made to the non-managing members at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the non-managing members in an amount equal to the cumulative distributions earned by such members. All remaining net income or loss is allocated to the Company as the managing member. The following table summarizes the activity for these operating subsidiaries as of December 31, 2002:

Operating subsidiary	Units originally issued	Units converted	Units outstanding
Pan Pacific (Portland), LLC	832,617	400,000	432,617
Pan Pacific (Rancho Las Palmas), LLC	314,587	0	314,587

On November 13, 2000, the Company acquired Western Properties Trust (“Western”), a real estate investment trust, at a cost of approximately $440,000,000. The transaction was a stock for stock exchange including assumption of debt whereby Western common shares and units were exchanged into newly issued Company common shares and units, based upon a price of $20.5625 per share/unit issued and a 0.62 exchange ratio. As a result, the Company issued 10,754,776 common shares and 911,934 operating subsidiary units to Western’s equity holders. The Company accounted for this transaction using the purchase method of accounting; accordingly, the Company’s results of operations subsequent to November 13, 2000 include Western.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

1. Organization and basis of presentation (continued)

In connection with the acquisition of Western, the Company has an investment in certain operating partnerships. Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income or loss is allocated to the Company as general partner. Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P., issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are made to the limited partners after a 10% preferred return to the Company as general partner. Net income is allocated to the Company, as general partner, and to the limited partners in amounts equal to the cumulative distributions earned by such partners and thereafter based on their ownership interests. Losses are allocated 99% to the Company as general partner and 1% to the limited partners. The following table summarizes the activity for these operating subsidiaries as of December 31, 2002:

Operating subsidiary	Units originally issued	Units converted	Units outstanding
Pan Pacific (Kienows), L.P.	857,065	857,065	0
Pan Pacific (Pinecreek), L.P.	54,869	0	54,869

Unaudited pro forma information reflecting the acquisition of Western is presented in the following table. The amounts included therein assume that the acquisition had taken place at January 1, 2000.

For the year ended December 31, 2000
(Pro forma, unaudited)
Total revenue	$181,497
Total expenses	$120,151
Net income	$61,346
Basic earnings per share	$1.92
Diluted earnings per share	$1.89

On January 17, 2003, the Company acquired Center Trust, Inc. (see Note 16).

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices

(a) Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a minority interest for the portions not owned by the Company.

(b) Cash and cash equivalents

For purposes of reporting cash flows, highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash totaled $223,000 and $252,000 at December 31, 2002 and 2001, respectively.

(c) Income recognition

Rental revenue is recognized on a straight-line basis over the terms of the leases, less an allowance for doubtful accounts relating to accounts receivable and accrued rent receivable for amounts deemed uncollectible and for leases which may be terminated before the end of the contracted term. The Company considers tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record. The Company considers tenant retention in determining an appropriate allowance to record for the accrued rent receivable recorded in recognizing rental income on a straight-line basis. If an account receivable is determined to be uncollectible it is written off as bad debt expense. Percentage rent is recorded at the time tenants meet specified sales thresholds. The Company receives reimbursement for real estate taxes and certain other operating expenses. Such reimbursements are generally recognized at the time the related expenses are incurred.

Bad debt expense, included in property operating expenses in the Company’s financial statements, was $1,529,000, $1,765,000 and $441,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(d) Capitalization of costs

The Company capitalizes certain acquisition and development related costs to the carrying costs of the property acquired or developed. These costs are being depreciated over the estimated useful lives of the properties commencing at the time the property is ready for its intended use. The capitalized costs associated with unsuccessful acquisitions are charged to expense when the acquisition is abandoned.

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

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

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

(h) Credit and concentration risk

The Company predominantly operates in one industry segment: real estate ownership, management and development. No single tenant accounts for 10% or more of rental revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company’s customer base, and their dispersion across many areas within the Western region of the United States. At December 31, 2002 and 2001, the Company had no significant concentration of credit risk.

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

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted EPS (all net income is available to common stockholders for the periods presented):

	For the years ended December 31,
	2002	2001	2000
Income available to common stockholders:
Basic	$77,652	$64,222	$33,800

Add-back income allocated to dilutive operating subsidiary units	1,457	1,864	585

Diluted	$79,109	$66,086	$34,385

Weighted average shares:
Basic	33,409,469	31,857,903	22,695,877

Incremental shares from assumed:
Exercise of dilutive stock options	214,143	294,006	35,765

Conversion of dilutive operating subsidiary units	807,501	1,408,843	436,677

Diluted	34,431,113	33,560,752	23,168,319

At December 31, 2002 and 2001, no stock options were excluded from the calculation of diluted weighted average shares because they were anti-dilutive. At December 31, 2002 and 2001, 0 and 314,587 operating subsidiary units were excluded from the calculation of diluted weighted average shares because they were anti-dilutive.

The Company issued additional common shares and operating subsidiary units in January 2003 in connection with an acquisition (see Note 16).

(j)	Stock plans

The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of option grants only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for restricted stock grants is determined on the grant date based on the market price and is recognized over the vesting period. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to, for all periods presented, apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosures required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (“SFAS No. 148”).

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

As a result of the disclosure requirements in SFAS No. 148, the following table shows the Company’s pro forma net income had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123:

	2002	2001	2000
Net income as reported	$77,652	$64,222	$33,800
Pro forma option expense	$(527)	$(427)	$(1,265)
Pro forma net income	$77,125	$63,795	$32,535
Diluted earnings per share as reported	$2.30	$1.97	$1.48
Pro forma diluted earnings per share	$2.28	$1.96	$1.43

Net income as reported includes compensation expense relating to our restricted stock plan of $1,231,000, $922,000 and $310,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

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

Certain reclassifications of 2001 and 2000 amounts have been made in order to conform to 2002 presentation.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

3. Discontinued operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). In accordance with SFAS No. 144, we report each individual property as a component for determining discontinued operations. The operating results of nine properties sold during the year ended December 31, 2002 were reported as income from discontinued operations in 2002, and their respective 2001 and 2000 results of operations were reclassified to income from discontinued operations. The following is a summary of our income from discontinued operations for the years ended December 31, 2002, 2001 and 2000:

	For the years ended December 31,
	2002	2001	2000
Revenue	$5,080	$5,869	$1,355
Property operating expenses	815	941	244
Depreciation and amortization expenses	567	785	205
Gain on sale of real estate	8,702	—	—

Discontinued operations	$12,400	$4,143	$906

The carrying values of the nine properties sold (including the related asset groups, as defined in SFAS No. 144) were as follows:

As of December 31,
2001
Properties, net of accumulated depreciation and amortization	$38,299
Accounts receivable	$297
Accrued rent receivable	$423
Deferred lease commissions	$197
Prepaid expenses	$117
Accounts payable, accrued expenses and other liabilities	$379

4. Investments in unconsolidated entities

The accompanying consolidated financial statements include investments in entities in which the Company does not own a controlling interest. At December 31, 2002, the Company owned a 49% non-managing member interest in Plaza Escuela and a 50% general partner interest in North Coast Health Center. At December 31, 2001, the Company owned the 50% general partner interest in North Coast Health Center. During the second quarter of 2002, North Coast Health Center acquired a building financed through a note payable. During 2001 and 2000, the Company also owned a 30% interest in Serra Center. This 30% interest was sold in December 2001. These investments are reported using the equity method.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

4. Investments in unconsolidated entities (continued)

Summarized financial information for the entities is presented below:

	December 31, 2002	December 31, 2001
Properties	$79,764	$3,160
Other assets	8,581	698

Total assets	$88,345	$3,858

Notes payable	$59,838	$—
Other liabilities	2,553	657
Partners’ capital/members’ equity:
The Company’s share	9,050	1,600
Other partners/members	16,904	1,601

Total liabilities and partners’ capital/members’ equity	$88,345	$3,858

	For the years ended December 31,
	2002	2001	2000
Revenue	$2,785	$5,334	$2,940
Expenses	2,477	2,983	2,148

Net income	$308	$2,351	$792

The Company’s equity in net income	$154	$837	$364

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

5. Indebtedness

(a) Notes payable

	December 31,
	2002	2001
Notes payable secured by properties consist of the following:
Bank notes payable, secured by deeds of trust, bearing interest at 7.10% with monthly principal and interest payments of $391, due in August 2009	$53,700	$54,545
Bank notes payable, secured by a mortgage and deeds of trust, bearing interest at 8.17% with monthly principal and interest payments of $404, due in January 2007	51,441	52,004
Bank notes payable, secured by deeds of trust, bearing interest at 7.21% with monthly principal and interest payments of $252, due in July 2006	33,064	33,680
Bank note payable, secured by a deed of trust, bearing interest at 7.72% with monthly principal and interest payments of $190, due in January 2010	25,808	26,080
Bank note payable, secured by deeds of trust, bearing interest at 8.73% with monthly principal and interest payments of $144, due in February 2007 (a)	16,168	16,448
Bank note payable, secured by a deed of trust, bearing interest at 8.10% with monthly principal and interest payments of $94, due in August 2007	12,082	12,230
Bank note payable, secured by a deed of trust, bearing interest at 7.80% with monthly principal and interest payments of $107, due in December 2005	9,237	9,779
Bank note payable, secured by a deed of trust, bearing interest at 7.61% with monthly principal and interest payments of $80, due in May 2004	9,105	9,357
Bank note payable, secured by a deed of trust, bearing interest at 7.65% with monthly principal and interest payments of $54, due in October 2012 (b)	7,233	7,327
Bank note payable, secured by a deed of trust, bearing interest at 7.00% with monthly principal and interest payments of $37, due in March 2004	4,250	4,334
Bank note payable, secured by a deed of trust, bearing interest at 7.88% with monthly principal and interest payments of $56, due in August 2008	703	1,988
Bank note payable, secured by a deed of trust, bearing interest at LIBOR plus 1.95% or a reference rate with payments on this construction loan due in December 2003	15,601	—

	238,392	227,772
Unamortized note payable premiums	1,149	1,363

	$239,541	$229,135

(a)	Excludes unamortized note payable premium of $890 and $1,082 at December 31, 2002 and 2001, respectively.
(b)	Excludes unamortized note payable premium of $259 and $281 at December 31, 2002 and 2001, respectively.

The net carrying value of properties secured by these notes payable is $370,408,000 and $356,618,000 at December 31, 2002 and 2001, respectively.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

5. Indebtedness (continued)

Principal payments under these notes payable are due as follows:

2003	$20,361
2004	16,824
2005	11,563
2006	33,927
2007	76,545
2008 and subsequent	79,172

$238,392

(b)	Line of credit payable

In November 2000, the Company entered into an unsecured $300,000,000 revolving credit facility which bears interest, at the Company’s option, at either LIBOR plus 1.10% or a reference rate and expires in January 2004. At December 31, 2002 and 2001, the amount drawn on this line of credit was $66,000,000 and $165,300,000, respectively, and the interest rate was 2.97% and 3.23%, respectively. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment.

(c)	Senior notes

In December 2002, the Company issued $100,000,000 in aggregate principal amount of 6.125% senior notes due January 2013. The Company sold these notes at par value and used the net proceeds from the offering to repay borrowings under its line of credit. In June 2002, the Company issued $55,000,000 in aggregate principal amount of 5.75% senior notes due June 2007. The Company sold these notes at 99.458% of the principal amount. The Company used the net proceeds from the offering to repay borrowings under its line of credit.

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

6. Financial instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

(a)	Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities

The carrying amounts approximate fair values because of the short-term nature of these instruments.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

6. Financial instruments (continued)

(b)	Notes receivable

The carrying amounts of notes receivable with balances of $231,000 and $859,000 at December 31, 2002 and 2001, respectively, approximate fair values because of the short-term nature of these instruments.

It was not practicable to estimate the fair value of a note receivable with a balance of $556,000 at December 31, 2002 and notes receivable with balances of $41,784,000 at December 31, 2001, due to the uncertainty of the timing of repayment. One of the notes had a balance of $41,127,000 at December 31, 2001. We received a partial repayment of $36,754,000 on September 30, 2002. The balance of the note of $7,595,000 was converted to a 49% non-managing member interest in the entity that owns the underlying asset.

The fair value of notes receivable with balances of $15,104,000 and $5,249,000 at December 31, 2002 and 2001, respectively, approximates the carrying amounts based on market rates for the same or other instruments with similar risk, security and remaining maturities.

(c)	Notes payable, line of credit and senior notes payable

The fair value of notes payable, line of credit and senior notes payable approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

7. Gain on sale of real estate

The Company recorded a gain on sale of real estate of $8,702,000 during the year ended December 31, 2002. The gain is included in discontinued operations and related to the sale of seven shopping centers, two single tenant assets and one parcel of land. The total sales proceeds of $49,375,000 were received in cash and three notes receivable.

The Company recorded a gain on sale of real estate of $4,129,000 during the year ended December 31, 2001. The gain related to the sale of a non-strategic shopping center, five single tenant assets, a 30% interest in a shopping center (Note 4) and four parcels of land. The total sales proceeds of $38,823,000 were received in cash and a note receivable.

8. Stock plans

In August 1997, the Company established the 1997 Stock Option and Incentive Plan (the “1997 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 1997 Plan authorizes grants of stock, restricted stock and options to purchase up to 1,620,000 shares of authorized but unissued common stock. In March 2000, the Company established the 2000 Stock Incentive Plan (the “2000 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 2000 Plan authorizes grants of stock, restricted stock and options to purchase up to 489,971 shares of authorized but unissued common stock. The 2000 Plan was approved by the Company’s stockholders at the annual meeting held in May 2000. In November 2000, the number of shares available for grant pursuant to the 2000 Plan was increased to 1,786,695 shares upon approval by the Company’s stockholders in connection with the merger with Western. At December 31, 2002, there were 796,342 additional shares available for grant under the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

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

The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 were $3.24, $2.14 and $1.71, respectively, on the dates of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2002	2001	2000
Expected distribution yield	5.10%	7.80%	8.30%
Risk-free interest rate	3.00%	5.00%	5.00%
Expected volatility	20.59%	22.48%	22.88%
Expected life (years)	7.0	6.8	5.9

The Company applied APB Opinion No. 25 in accounting for the 1997 Plan and 2000 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income as reported	$77,652	$64,222	$33,800
Pro forma option expense	$(527)	$(427)	$(1,265)
Pro forma net income	$77,125	$63,795	$32,535
Diluted earnings per share as reported	$2.30	$1.97	$1.48
Pro forma diluted earnings per share	$2.28	$1.96	$1.43

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

8. Stock plans (continued)

Stock option activity during the periods presented is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 1999	1,477,834	$19.7750
Granted	173,000	$18.6250
Exercised	(61,600)	$19.3478
Forfeited	(15,333)	$19.4743
Expired	(10,667)	$20.0192

Balance at December 31, 2000	1,563,234	$19.6605
Granted	425,486	$21.5500
Exercised	(575,903)	$19.1051
Forfeited	(7,000)	$21.5500
Expired	(8,000)	$21.8901

Balance at December 31, 2001	1,397,817	$20.4240
Granted	213,500	$30.4200
Exercised	(928,372)	$20.0178
Forfeited	(9,332)	$21.5500
Expired	—	—

Balance at December 31, 2002	673,613	$24.1264

At December 31, 2002 six stock option grants had shares outstanding as follows:

	1997	1998	1999	2000	2001	2002
Granted options outstanding	70,758	73,000	8,999	6,000	301,356	213,500
Exercise price	$19.50	$22.1875	$17.625	$18.625	$21.55	$30.42
Remaining contractual life in years	1.6	2.3	3.3	4.3	5.3	6.3
Options exercisable	70,758	73,000	8,999	6,000	26,674	—
Options unexercisable	—	—	—	—	274,682	213,500

(b)	Restricted stock and stock grants

During 2002, the Company granted 52,500 shares of restricted stock to certain officers and key employees pursuant to the 1997 Plan. The restricted shares vest over seven years from the date of grant. During 2002, the Company granted 2,400 shares of restricted stock to three independent directors of the Board pursuant to the 1997 Plan. The restricted shares vest over three years from the date of grant. Compensation expense for the portion of restricted stock grants that vested during 2002 of $1,231,000 has been recognized in general and administrative expenses. Compensation expense related to these grants and the grants from 2001 to be recognized in future periods is $4,345,000 at December 31, 2002.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

8. Stock plans (continued)

During 2001, the Company granted 212,000 shares of restricted stock to certain officers and key employees pursuant to the 1997 Plan and the 2000 Plan. The restricted shares vest over five years from the date of grant. During 2001, the Company granted 5,000 shares of restricted stock to the independent directors of the Board pursuant to the 1997 Plan. The restricted shares vest over one year from the date of grant. During 2001, the Company granted 800 shares of restricted stock to an independent director of the Board pursuant to the 1997 Plan. The restricted shares vest 33 1/3% immediately, with the remainder vesting ratably over two years. Compensation expense for the portion that vested during 2001 of $922,000 has been recognized in general and administrative expenses. Compensation expense related to these grants to be recognized in future periods is $3,910,000 at December 31, 2001.

In November 2000, the Company’s Board of Directors granted a total of 6,000 shares of stock to the independent directors of the Board. Expense related to this grant has been recognized in merger related expenses. During 1999, the Company granted 90,500 shares of restricted stock to certain officers and key employees pursuant to the 1997 Plan. The restricted shares vest over five years from the date of grant. Compensation expense, for the portion that vested during 2000 prior to the acquisition of Western of $310,000, has been recognized in general and administrative expenses. In connection with the acquisition of Western, the restricted shares became fully vested and the remaining compensation expense of $1,305,000 has been recognized in merger related expenses.

9. Income taxes

As discussed in Note 2(g), the Company elected to be taxed as a REIT, effective April 16, 1997. Management believes that the Company qualified and management’s intent is to continue to qualify as a REIT and therefore does not expect the Company will be liable for income taxes at the federal level or in most states in future years. Accordingly, for the years ended December 31, 2002, 2001 and 2000, no provision was recorded for federal or substantially all state income taxes.

In connection with its election to be taxed as a REIT, the Company also elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $80,000,000, $50,000,000 and $50,000,000 at December 31, 2002, 2001 and 2000, respectively. Management believes that the Company will not be required to make payments of income taxes on built-in gains during the ten-year period ending December 31, 2007. It is the intent and ability of the Company to defer asset dispositions to periods when related gains will not be subject to the built-in gains income taxes or to use tax planning ideas available to defer recognition of the built-in gains. However, it may be necessary to recognize a liability for such income taxes in the future if management’s plans and intentions with respect to asset dispositions, or the related tax laws, change.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

9. Income taxes (continued)

The following unaudited table reconciles the Company’s book net income to REIT taxable income before dividends paid deduction:

	For the years ended December 31,
	2002	2001	2000
	Estimate	Actual	Actual
Book net income	$77,652	$64,222	$33,800
Less: Differences between book and tax net income for REIT subsidiaries	(1,333)	(2,614)	3,993

	76,319	61,608	37,793
Add: Book depreciation and amortization (a)	28,526	25,753	20,374
Less: Tax depreciation and amortization	(29,543)	(26,823)	(16,513)
Less: Straight-line rent adjustments	(2,373)	(2,628)	(1,898)
Book/tax difference on gains/losses from capital transactions	(8,999)	(2,142)	(81)
Other book/tax differences, net	135	4,858	1,504

Taxable ordinary income before adjustments	64,065	60,626	41,179
Less: Other adjustments (b)	—	(7,478)	(7,478)

REIT taxable income before dividends paid deduction	$64,065	$53,148	$33,701

(a)	Includes depreciation of properties in discontinued operations (see Note 3).
(b)	Based on other adjustments permitted by the Internal Revenue Code.

The Company pays distributions quarterly to the stockholders. The following presents the federal income tax characterization of distributions paid or deemed to be paid to stockholders:

	For the years ended December 31,
	2002		2001		2000
Ordinary income	$1.90	100.00%	$1.73	94.94%	$1.67	86.18%
Return of capital	—	—	0.09	5.06%	0.27	13.82%

	$1.90	100.00%	$1.82	100.00%	$1.94	100.00%

10. Future lease revenue

Total future minimum lease receipts under noncancellable operating tenant leases in effect at December 31, 2002 are as follows:

2003	$150,255
2004	137,129
2005	119,978
2006	99,929
2007	80,215
2008 and subsequent	357,144

$944,650

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

11. Related party transactions

(a) In August 2002, the Company purchased 61,333 shares of its common stock from executive officers. The Company purchased the stock at fair value at a price of $34.40 per share, which was the closing stock price on the day the transaction was agreed to, and financed the transaction through operating cash flow. In February 2002, the Company purchased 126,666 shares of its common stock from an executive officer. The Company purchased the stock at fair value at a price of $29.05 per share and financed the transaction through operating cash flow. In January 2001, the Company purchased 1,000,000 shares of its common stock from Revenue Properties (U.S.), Inc., an affiliate of the Company. The Company purchased the stock at fair value at a price of $20.85 per share and financed the transaction through a draw under its line of credit.

(b) Distributions on common stock paid to Revenue Properties (U.S.), Inc., an affiliate of the Company, during 2002 and 2001 were $0 and $7,004,000, respectively.

(c) The Company had notes receivable of $0 and $735,000 due from executive officers at December 31, 2002 and 2001, respectively. These notes were part of the acquisition of Western and replaced notes previously held by officers of Western. These notes bore interest at 7.50% and were repaid in January 2002. In addition, the Company had notes receivable of $231,000 and $124,000 due from executive officers at December 31, 2002 and 2001, respectively. These notes, which bear interest at 7.00%, are due on demand. In addition, during 2000 notes receivable of $297,000 were issued to executive officers. These notes bore interest at 7.00% and were forgiven in November 2000 as a result of the acquisition of Western and were a component of merger related expenses. The Company had notes receivable at December 31, 1999 of $260,000 due from executive officers. The notes bore interest at 7.00% and were forgiven in 2000 as a component of annual compensation.

12. Employee benefit plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan as defined by the Internal Revenue Code. The employee benefit plan, sponsored by the Company, allows eligible employees to defer a percentage of compensation on a pre-tax basis up to a maximum of $11,000 in 2002. Employees over 50 years of age may add an additional $1,000 in 2002. Prior to 2002, eligible employees were allowed to defer up to 15% of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management’s discretion, may match employee contributions. The Company’s cost for the years ended December 31, 2002, 2001 and 2000 was approximately $77,000, $64,000 and $58,000, respectively.

13. Commitments and contingencies

(a) The Company leases certain real estate and office equipment under operating leases expiring at various dates through 2021. Rental expense was $348,000, $770,000 and $892,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum rentals under noncancellable operating leases in effect at December 31, 2002 were as follows:

2003	$205
2004	200
2005	199
2006	198
2007	198
2008 and subsequent	2,450

$3,450

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

13. Commitments and contingencies (continued)

(b) In connection with the acquisition of Western, the Company was named in a complaint alleging, among other things, that the merger terms between the Company and Western were unfair and violated fiduciary obligations to Western’s shareholders. The Court dismissed the fraud-based claims, the claims for breach of fiduciary duty in abuse of control and unjust enrichment, and dismissed in part the claim for breach of fiduciary duty. The parties reached a final agreement in principle to resolve the litigation and the proposed settlement provides for payment by the Company to the plaintiff class in the amount of $975,000. The Company’s settlement proposal is pending final approval by the Court. The Company intends to pursue collection of the settlement amount and the related legal costs, which total approximately $979,000, from its insurance carriers. Although the Company believes these amounts are covered by its existing coverage, and therefore has not reflected the proposed settlement in its financial statements, one of the insurance carriers has disputed the claim and the Company can not be assured that it will be successful in collecting the full amount.

(c) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

14. Segment reporting

The Company operates in one industry segment—real estate ownership, management and development. As of December 31, 2002 and 2001, the Company owned 105 and 108 community shopping centers, respectively, primarily located in the Western United States (see Note 1). Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. Therefore, the Company defines operating segments as individual properties with no segment representing more than 10% of the net operating income of the Company. No single tenant accounts for 10% or more of rental revenue and none of the shopping centers are located in a foreign country.

23

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

15. Quarterly financial data (unaudited)

The following summarizes the condensed quarterly financial information for the Company:

	Quarters ended 2002
	December 31	September 30	June 30	March 31
Revenue	$50,243	$49,062	$47,610	$46,077
Expenses	32,673	31,904	31,324	30,383

Income from continuing operations before minority interests and discontinued operations	17,570	17,158	16,286	15,694
Minority interests	(372)	(359)	(368)	(358)
Discontinued operations	6,626	3,654	1,060	1,061

Net income	$23,824	$20,453	$16,978	$16,397

Basic earnings per share:
Income from continuing operations	$0.51	$0.50	$0.48	$0.46
Discontinued operations	$0.20	$0.11	$0.03	$0.04
Net income	$0.71	$0.61	$0.51	$0.50
Diluted earnings per share:
Income from continuing operations	$0.51	$0.50	$0.47	$0.46
Discontinued operations	$0.19	$0.10	$0.03	$0.03
Net income	$0.70	$0.60	$0.50	$0.49

	Quarters ended 2001
	December 31	September 30	June 30	March 31
Revenue	$46,521	$44,313	$44,618	$43,544
Expenses	30,890	29,027	30,926	29,682

Income from continuing operations before minority interests, gain on sale of real estate and discontinued operations	15,631	15,286	13,692	13,862
Minority interests	(478)	(663)	(880)	(500)
Gain (loss) on sale of real estate	785	926	2,591	(173)
Discontinued operations	873	967	958	1,345

Net income	$16,811	$16,516	$16,361	$14,534

Basic earnings per share:
Income from continuing operations	$0.49	$0.49	$0.49	$0.42
Discontinued operations	$0.03	$0.03	$0.03	$0.04
Net income	$0.52	$0.52	$0.52	$0.46
Diluted earnings per share:
Income from continuing operations	$0.48	$0.48	$0.48	$0.41
Discontinued operations	$0.03	$0.02	$0.03	$0.04
Net income	$0.51	$0.50	$0.51	$0.45

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts are in thousands, except unit, option and share data)

16. Subsequent event

On January 17, 2003, the Company acquired Center Trust, Inc. (“Center Trust”), a real estate investment trust, at a cost of approximately $600,000,000. The transaction was a stock for stock exchange including assumption of debt whereby Center Trust common shares and units were exchanged into newly issued Company common shares and units, based upon a price of $34.24 per share/unit issued and a 0.218 exchange ratio. As a result, the Company issued 6,084,748 common shares and 284,263 operating subsidiary units to Center Trust’s equity holders. The Company will account for this transaction using the purchase method of accounting.

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2002

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Improvements(2)	Carrying Costs	Land	Buildings and Improvements	Total (1)(2)(3)	Accumulated Depreciation (2)(3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Albany Plaza Albany, OR	$—	$1,525	$4,606	$1,231	$—	$1,525	$5,837	$7,362	$679	1999	(A)
Angels Camp Town Center Angels Camp, CA	—	1,153	3,485	20	—	1,153	3,505	4,658	192	2000	(A)
Arlington Courtyard Riverside, CA	—	401	753	91	—	401	844	1,245	270	1994	(A)
Auburn North Auburn, WA	—	2,275	6,876	2,796	—	2,275	9,672	11,947	1,212	1999	(A)
Bear Creek Plaza Medford, OR	—	3,275	10,076	1,347	—	3,275	11,423	14,698	1,635	1998	(A)
Bixby Hacienda Hacienda Heights, CA	—	6,859	16,012	78	—	6,862	16,090	22,952	303	2002	(A)
Blaine International Center Blaine, WA	—	1,951	5,255	66	—	1,951	5,321	7,272	289	2000	(A)
Blossom Valley Turlock, CA	—	2,494	7,483	17	—	2,494	7,500	9,994	400	2000	(A)
Brookhurst Anaheim, CA	—	6,152	14,359	604	—	6,152	14,963	21,115	456	2001	(A)
Brookvale Center Fremont, CA	—	3,161	9,555	930	—	3,161	10,485	13,646	1,472	1997	(A)
Cable Park Orangevale, CA	—	3,042	9,192	26	—	3,043	9,218	12,261	678	1999	(A)
Canal Farms Las Brunos, CA	—	1,576	4,728	54	—	1,577	4,782	6,359	266	2000	(A)
Canby Square Canby, OR	—	2,503	7,518	1,619	—	2,536	9,137	11,673	141	2001	(A)
Canyon Ridge Plaza Kent, WA	—	2,905	—	8,195	—	2,904	8,195	11,099	1,649	1992 1995	(A) (C)
Canyon Square Plaza Santa Clarita, CA	—	2,725	8,327	116	—	2,725	8,443	11,168	758	1999	(A)
Caughlin Ranch Reno, NV	—	2,283	6,852	1,062	—	2,284	7,914	10,198	404	2000	(A)
Century Center Modesto, CA	—	4,780	14,337	639	—	4,780	14,976	19,756	817	2000	(A)
Cheyenne Commons Las Vegas, NV	—	8,540	27,937	2,247	—	8,540	30,184	38,724	5,959	1995	(A)
Chico Crossroads Chico, CA	—	3,600	17,071	303	—	3,600	17,374	20,974	2,503	1997	(A)
Chino Town Square Chino, CA	25,808	8,801	10,466	15,734	—	21,091	26,200	47,291	5,317	1992	(A)
Claremont Village Everett, WA	—	2,319	7,035	203	—	2,320	7,238	9,558	1,051	1997	(A)
Cobblestone Redding, CA	—	1,869	5,609	80	—	1,869	5,689	7,558	324	2000	(A)
Commonwealth Square Folsom, CA	—	4,425	13,274	128	—	4,425	13,402	17,827	721	2000	(A)
Country Club Center Rio Rancho, NM	3,132	566	1,518	1,924	—	566	3,442	4,008	1,308	1992	(A)
Country Gables Granite Bay, CA	—	4,621	10,806	94	—	4,622	10,900	15,522	599	2000	(A)
Creekside Center Hayward, CA	—	1,500	4,545	602	—	1,500	5,147	6,647	597	1998	(A)
Currier Square Oroville, CA	—	1,591	4,771	134	—	1,591	4,905	6,496	256	2000	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2002

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Improvements(2)	Carrying Costs	Land	Buildings and Improvements	Total (1)(2)(3)	Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Decatur Meadows Las Vegas, NV	—	2,752	6,424	154	—	2,752	6,578	9,330	171	2002	(A)
Dublin Retail Center Dublin, CA	—	4,063	12,159	276	—	4,063	12,435	16,498	358	2000	(A)
Eagle Station Carson City, NV	—	2,455	7,363	67	—	2,457	7,430	9,887	410	2000	(A)
East Burnside Portland, OR	—	1,583	3,691	213	—	1,597	3,904	5,501	226	2000	(A)
Eastridge Plaza Porterville, CA	—	1,170	3,513	4	—	1,170	3,517	4,687	186	2000	(A)
Elko Junction Elko, NV	—	3,274	9,822	43	—	3,274	9,865	13,139	531	2000	(A)
Elverta Crossing Sacramento, CA	—	3,080	9,236	112	—	3,080	9,348	12,428	513	2000	(A)
Encinitas Marketplace Encinitas, CA	—	3,529	8,281	663	—	3,529	8,944	12,473	687	2000	(A)
Fairmont Shopping Center Fairmont, CA	—	3,420	8,023	335	—	3,420	8,358	11,778	1,319	1997	(A)
Fashion Faire San Leandro, CA	—	2,862	8,695	148	—	2,863	8,843	11,706	1,054	1998	(A)
Garrison Square Vancouver, WA	—	1,462	4,391	199	—	1,482	4,590	6,072	139	2001	(A)
Gateway Shopping Center Mill Creek, WA	—	3,937	12,032	66	—	3,938	12,098	16,036	509	2000	(A)
Glenbrook Center Sacramento, CA	—	1,538	3,588	931	—	1,538	4,519	6,057	232	2000	(A)
Glen Cove Center Vallejo, CA	—	1,925	5,807	26	—	1,925	5,833	7,758	621	1998	(A)
Gordon Ranch Chino Hills, CA	—	5,623	13,120	54	—	5,623	13,174	18,797	110	2002	(A)
Granary Square Valencia, CA	—	5,479	12,832	419	—	5,479	13,251	18,730	803	2000	(A)
Green Valley Town & Country Henderson, NV	—	4,096	12,343	141	—	4,096	12,484	16,580	1,723	1997	(A)
Heritage Park Suison City, CA	—	3,449	10,348	135	—	3,449	10,483	13,932	568	2000	(A)
Heritage Place Tulare, CA	—	2,098	6,298	28	—	2,098	6,326	8,424	341	2000	(A)
Hermiston Plaza Hermiston, OR	—	1,930	6,145	1,210	—	1,930	7,355	9,285	867	1998	(A)
Hood River Center Hood River, OR	—	1,169	3,699	3,157	—	1,169	6,856	8,025	587	1998	(A)
Kmart Center Sacramento, CA	—	1,130	3,392	148	—	1,130	3,540	4,670	218	2000	(A)
Laguna 99 Plaza Elk Grove, CA	—	3,244	9,730	7	—	3,244	9,737	12,981	518	2000	(A)
Laguna Village Sacramento, CA	—	3,448	—	17,619	—	3,448	17,619	21,067	3,866	1992 1996/97	(A) (C)
Lakewood Shopping Center Lakewood, CA	—	2,363	7,141	21	—	2,363	7,162	9,525	1,008	1997	(A)
Lakewood Village Windsor, CA	9,105	5,347	12,476	107	—	5,347	12,583	17,930	682	2000	(A)
Larwin Square Tustin, CA	—	8,617	20,106	12	—	8,617	20,118	28,735	—	2002	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2002

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Improvements(2)	Carrying Costs	Land	Buildings and Improvements	Total (1)(2)(3)	Accumulated Depreciation(2)(3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Laurentian Center Ontario, CA	4,250	2,767	6,411	(391)	—	2,767	6,020	8,787	1,009	1994/96	(A)
Manteca Marketplace Manteca, CA	—	3,904	11,908	426	—	3,904	12,334	16,238	1,635	1998	(A)
Marina Village Huntington Beach, CA	—	3,531	10,660	626	—	3,531	11,286	14,817	1,131	1999	(A)
Maysville Marketsquare Maysville, KY	5,125	3,435	2,001	3,857	—	3,299	5,858	9,157	1,524	1992 1993	(A) (C)
Melrose Village Vista, CA	8,799	5,125	11,621	161	—	5,125	11,782	16,907	2,656	1999	(A)
Memphis Retail Center Memphis, TN	—	1,204	3,784	(23)	—	1,204	3,761	4,965	1,010	1992	(A)
Menlo Park Portland, OR	—	3,056	7,134	1,563	—	3,100	8,697	11,797	455	2000	(A)
Milwaukie Marketplace Milwaukie, OR	—	3,184	9,717	415	—	3,184	10,132	13,316	1,388	1998	(A)
Mira Loma Shopping Center Reno, NV	—	1,925	5,810	272	—	1,925	6,082	8,007	678	1998	(A)
Mission Ridge Plaza Manteca, CA	—	2,880	8,640	2	—	2,880	8,642	11,522	459	2000	(A)
Monterey Plaza San Jose, CA	16,692	7,688	18,692	559	—	7,702	19,251	26,953	2,912	1997	(A)
North Hills Reno, NV	—	2,500	—	—	—	2,500	—	2,500	—	2000	(A)
Northridge Plaza Fair Oaks, CA	—	1,658	4,977	98	—	1,658	5,075	6,733	286	2000	(A)
Olympia Square Olympia, WA	13,477	3,737	11,580	1,127	—	3,737	12,707	16,444	4,319	1992	(A)
Olympia West Center Olympia, WA	703	2,736	8,278	160	—	2,736	8,438	11,174	1,191	1997	(A)
Olympic Place Walnut Creek, CA	15,601	9,681	9,427	18,737	—	9,681	28,164	37,845	—	2000	(A)
Oregon City Shopping Center Oregon City, OR	9,553	4,426	13,424	2,521	—	4,426	15,945	20,371	1,566	1998	(A)
Oregon Trail Gresham, OR	—	3,593	11,501	2,742	—	3,593	14,243	17,836	1,731	1998	(A)
Pacific Commons Shopping Center Spanaway, WA	—	3,419	10,307	85	—	3,419	10,392	13,811	1,184	1998	(A)
Palmdale Center Palmdale, CA	—	1,150	3,509	223	—	1,150	3,732	4,882	529	1997	(A)
Panther Lake Shopping Center Kent, WA	—	1,950	5,901	298	—	1,950	6,199	8,149	829	1998	(A)
Park Place Vallejo, CA	—	4,020	9,381	15	—	4,020	9,396	13,416	499	2000	(A)
Pine Creek Shopping Center Grass Valley, CA	—	5,000	15,000	185	—	5,000	15,185	20,185	842	2000	(A)
Pioneer Plaza Springfield, OR	—	1,864	5,707	19	—	1,864	5,726	7,590	715	1998	(A)
Plaza 580 Livermore, CA	—	4,010	12,031	129	—	4,010	12,160	16,170	672	2000	(A)
Powell Valley Junction Gresham, OR	—	1,546	4,747	1,571	—	1,546	6,318	7,864	668	1998	(A)
Powell Villa Portland, OR	—	825	2,478	274	—	836	2,752	3,588	84	2001	(A)

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2002

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Improvements (2)	Carrying Costs	Land	Buildings and Improvements	Total (1)(2)(3)	Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Rainbow Promenade Las Vegas, NV	18,893	9,381	21,933	146	—	9,366	22,079	31,445	2,954	1997	(A)
Raley’s Shopping Center Yuba City, CA	—	2,107	6,321	24	—	2,107	6,345	8,452	340	2000	(A)
Rancho Las Palmas Rancho Mirage, CA	12,082	5,025	15,235	870	—	5,025	16,105	21,130	1,366	1999	(A)
Rockwood Plaza Gresham, OR	—	1,179	3,540	1,231	—	1,197	4,771	5,968	315	2000	(A)
Sahara Pavilion North Las Vegas, NV	29,707	11,920	28,652	841	—	11,920	29,493	41,413	8,808	1992	(A)
Sahara Pavilion South Las Vegas, NV	—	4,833	12,988	1,306	—	4,833	14,294	19,127	4,546	1992	(A)
San Dimas Market Place San Dimas, CA	14,170	5,699	17,315	—	—	5,699	17,315	23,014	2,164	1998	(A)
Sandy Marketplace Sandy, OR	4,435	2,046	6,132	377	—	2,047	6,509	8,556	727	1998	(A)
Shops at Lincoln School Modesto, CA	—	1,672	5,067	18	—	1,672	5,085	6,757	416	1999	(A)
Sky Park Plaza Chico, CA	—	3,566	10,700	45	—	3,566	10,745	14,311	572	2000	(A)
Southgate Center Milwaukie, OR	3,070	1,423	4,319	447	—	1,423	4,766	6,189	487	1998	(A)
Sunset Esplanade Hillsboro, OR	—	8,610	20,090	10	—	8,610	20,100	28,710	419	2002	(A)
Sunset Mall Portland, OR	7,493	2,996	9,089	93	—	2,982	9,182	12,164	962	1998	(A)
Sunset Square Bellingham, WA	—	6,100	18,647	2,476	—	6,093	21,123	27,216	6,709	1992	(A)
Sycamore Plaza Anaheim, CA	—	1,856	5,589	78	—	1,856	5,667	7,523	336	2000	(A)
Tacoma Central Tacoma, WA	9,237	5,314	16,219	589	—	5,314	16,808	22,122	2,221	1997	(A)
Tanasbourne Village Hillsboro, OR	17,979	5,573	13,861	1,177	—	5,573	15,038	20,611	4,350	1992	(A)
Tustin Heights Tustin, CA	10,230	3,675	11,089	169	—	3,675	11,258	14,933	1,514	1997	(A)
Ukiah Crossroads Ukiah, CA	—	1,869	5,609	16	—	1,869	5,625	7,494	301	2000	(A)
Victorian Walk Fresno, CA	—	1,676	5,025	135	—	1,676	5,160	6,836	282	2000	(A)
Vineyard Village East Ontario, CA	—	649	2,716	323	—	649	3,039	3,688	713	1994	(A)
West Town Winnemucca, NV	—	1,085	3,258	4	—	1,085	3,262	4,347	173	2000	(A)
Westwood Village Shopping Center Redding, CA	—	1,131	3,411	396	—	1,131	3,807	4,938	555	1998	(A)
Winterwood Pavilion Las Vegas, NV	—	4,573	13,015	1,748	—	4,573	14,763	19,336	4,960	1992	(A)
Yreka Junction Yreka, CA	—	2,436	7,304	7	—	2,436	7,311	9,747	392	2000	(A)

	$239,541	$359,143	$944,851	$114,812	$—	$371,427	$1,059,663	$1,431,090	$125,057

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2002

(In thousands)

Notes:

(1)	The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $1,316,492 as of December 31, 2002.

(2)	Net of write-offs of fully depreciated assets.

(3)	The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 2000 through December 31, 2002:

	For the years ended December 31,
Cost of properties	2002	2001	2000
Balance, beginning of year	$1,331,951	$1,268,719	$805,086
Additions (acquisition, improvements, etc.)	130,425	93,180	467,848
Interest capitalized	1,796	1,539	202
Deductions (write-off of tenant improvements, cost of real estate sold and provision for loss on impairment)	(33,082)	(31,487)	(4,417)

Balance, end of year	$1,431,090	$1,331,951	$1,268,719

	For the years ended December 31,
Accumulated depreciation and amortization	2002	2001	2000
Balance, beginning of year	$98,762	$73,895	$57,025
Additions (depreciation and amortization expense)	28,526	27,536	19,083
Deductions (write-off of accumulated depreciation of tenant improvements and cost of real estate sold)	(2,231)	(2,669)	(2,213)

Balance, end of year	$125,057	$98,762	$73,895

See accompanying independent auditors’ report.