Form 10-Q
period 2003-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2003-05-09
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐.

As of April 30, 2003, the number of shares of the registrant’s common stock outstanding was 39,849,204.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited )
ASSETS:
Properties, at cost:
Land	$507,999	$371,427
Buildings and improvements	1,351,059	1,018,837
Tenant improvements	41,673	40,826

	1,900,731	1,431,090
Less accumulated depreciation and amortization	(132,959)	(125,057)

	1,767,772	1,306,033
Investments in unconsolidated entities	5,070	9,050
Cash and cash equivalents	11,013	1,284
Accounts receivable (net of allowance for doubtful accounts of $5,072 and $1,879, respectively)	11,458	10,142
Accrued rent receivable (net of allowance for doubtful accounts of $2,264 and $2,130, respectively)	19,913	19,167
Notes receivable	24,590	15,891
Deferred lease commissions (including unamortized related party amounts of $5,604 and $5,189, respectively, and net of accumulated amortization of $4,323 and $4,087, respectively)	7,824	7,398
Prepaid expenses	19,131	10,397
Other assets	58,960	44,878

	$1,925,731	$1,424,240

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable	$385,668	$239,541
Line of credit payable	161,500	66,000
Senior notes	428,728	428,677
Accounts payable, accrued expenses and other liabilities	47,137	25,583

	1,023,033	759,801
Minority interests	34,512	15,804

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 39,778,851 and 33,584,186 shares issued and outstanding, net of 1,190,999 and 1,187,999 treasury shares, at March 31, 2003 and December 31, 2002, respectively	398	336
Paid in capital in excess of par value	941,415	731,069
Deferred compensation	(4,025)	(4,345)
Accumulated deficit	(69,602)	(78,425)

	868,186	648,635

	$1,925,731	$1,424,240

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended March 31,
	2003	2002
	(unaudited)
REVENUE:
Base rent	$48,934	$35,229
Percentage rent	544	347
Recoveries from tenants	12,929	8,608
Income from unconsolidated entities	58	71
Other	806	1,494

	63,271	45,749

EXPENSES:
Property operating	9,963	5,452
Property taxes	5,582	3,692
Depreciation and amortization	9,231	7,363
Interest	14,056	10,965
General and administrative	4,180	2,654
Other	331	167

	43,343	30,293

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	19,928	15,456
Minority interests	(860)	(358)
Discontinued operations	6,548	1,299

NET INCOME	$25,616	$16,397

Basic earnings per share:
Income from continuing operations	$0.49	$0.46
Discontinued operations	$0.17	$0.04
Net income	$0.66	$0.50
Diluted earnings per share:
Income from continuing operations	$0.49	$0.45
Discontinued operations	$0.17	$0.04
Net income	$0.66	$0.49

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,616	$16,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,231	7,617
Amortization of prepaid financing costs	310	256
Income from unconsolidated entities	(58)	(71)
Discontinued operations	(6,548)	(1,299)
Minority interests	860	358
Vesting of restricted stock	323	260
Changes in assets and liabilities, net of the effects of the acquisition of Center Trust in 2003:
Decrease in accounts receivable	1,350	897
Increase in accrued rent receivable	(746)	(716)
Increase in accrued interest on notes receivable	(178)	(1,018)
Increase in deferred lease commissions	(867)	(593)
Decrease in prepaid expenses	3,175	339
Increase in other assets	(3,013)	(84)
Increase in accounts payable, accrued expenses and other liabilities	9,040	1,703

Net cash provided by operating activities	38,495	24,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(40,137)	(36,183)
Funds held in escrow pending property acquisitions	(10,886)	—
Proceeds from sale of real estate	152,116	—
Distributions from (contributions to) unconsolidated entities	48	(134)
Equity repayment from unconsolidated entity	3,990	—
Acquisition of Center Trust	(12,786)	—
Redemption of operating subsidiary units	(1,093)	(6,721)
Collections of notes receivable	631	1,144
Increases in notes receivable	—	(864)

Net cash provided by (used in) investing activities	91,883	(42,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	2,907	1,367
Notes payable payments	(205,901)	(1,761)
Line of credit proceeds	221,000	45,800
Line of credit payments	(125,500)	(24,350)
Repurchase of common shares	(112)	(3,679)
Issuance of common shares	292	12,552
Distributions paid	(17,221)	(16,173)

Net cash provided by (used in) financing activities	(124,535)	13,756

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,843	(4,956)
Cash from discontinued operations	3,886	1,488

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,729	(3,468)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,284	3,765

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,013	$297

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Three Months Ended March 31,
	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $1,602 and $467, respectively)	$11,933	$10,757
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$—	$8,588
Notes receivable issued upon sales of properties	$16,650	$—
Conversion of operating subsidiary units to common stock	$1,925	$—
Stock issued in acquisition of Center Trust	$208,343	$—
Assumption of notes payable, bonds and line of credit in acquisition of Center Trust	$362,257	$—
Minority interest from acquisition of Center Trust	$21,242	$—
Note payable assumed upon acquisition of property	$16,919	$—
Exchange of note receivable for properties	$—	$735
Excess of cash paid over book value of operating subsidiary units redeemed	$43	$1,909
Assignment of debt on sale of property	$30,000	$—

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2003 (unaudited) and December 31, 2002,

and for the three months ended March 31, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

1. Management statement and general

The consolidated financial statements of Pan Pacific Retail Properties, Inc. (the “Company”) were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain reclassifications of 2002 amounts have been made in order to conform to 2003 presentation. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2002, which are included in the Company’s 2002 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

In accordance with the Financial Accounting Standards Board’s SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the three months ended March 31, 2002 to separately reflect the results of discontinued operations for properties that were sold after January 1, 2002. The revision had no impact on our consolidated balance sheets or on net income or net income per share of common stock for the three months ended March 31, 2002. See Note 6 to the consolidated financial statements.

As a result of the disclosure requirements of the Financial Accounting Standards Board’s SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the following table shows the Company’s pro forma net income had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation:

	For the three months ended March 31,
	2003	2002
Net income as reported	$25,616	$16,397
Pro forma option expense	$(133)	$(132)

Pro forma net income	$25,483	$16,265
Diluted earnings per share as reported	$0.66	$0.49
Pro forma diluted earnings per share	$0.65	$0.49

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2003 (unaudited) and December 31, 2002,

and for the three months ended March 31, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Acquisition

On January 17, 2003, the Company acquired 100% of the outstanding common shares of Center Trust, Inc. (“Center Trust”), a real estate investment trust which owned neighborhood and community shopping centers, at a cost of approximately $600,000,000. The transaction was a stock for stock exchange including assumption of debt whereby Center Trust common shares and units were exchanged into newly issued Company common shares and units, based upon a price of $34.24 per share/unit issued and a 0.218 exchange ratio. As a result, the Company issued 6,084,748 common shares and 284,263 operating subsidiary units to Center Trust’s equity holders. The Company accounted for this transaction using the purchase method of accounting; accordingly, the results of Center Trust’s operations have been included in the Company’s consolidated financial statements since January 17, 2003. There was no goodwill recorded as part of this acquisition.

In connection with the acquisition of Center Trust, the Company has an investment in an operating partnership. CT Operating Partnership, L.P. issued units currently convertible into 253,598 shares of Company common stock or cash, at the Company’s option. Distributions are being made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income and all loss is allocated to the Company as general partner.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

January 17, 2003
Properties	$588,287
Accounts and notes receivable	3,521
Prepaid expenses and other assets	12,551

$604,359

Notes payable	$362,257
Accounts payable, accrued expenses and other liabilities	12,514

374,771
Minority interests	21,242
Stockholders’ equity	208,346

$604,359

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2003 (unaudited) and December 31, 2002,

and for the three months ended March 31, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Acquisition (continued)

Unaudited pro forma revenue and expense information for the three months ended March 31, 2003 and 2002 reflecting the acquisition of Center Trust is presented in the following table. The amounts included assume that the acquisition had taken place at the beginning of each period.

	For the three months ended March 31,
	2003	2002
	(Pro forma, unaudited)
Total revenue	$65,872	$60,318
Total expenses	44,845	39,018

Income from continuing operations before minority interests and discontinued operations	21,027	21,300
Minority interests	(860)	(423)
Discontinued operations	7,252	3,502

Net income	$27,419	$24,379

Basic earnings per share:
Income from continuing operations	$0.51	$0.53
Discontinued operations	$0.18	$0.09
Net income	$0.69	$0.62
Diluted earnings per share:
Income from continuing operations	$0.50	$0.52
Discontinued operations	$0.18	$0.09
Net income	$0.68	$0.61

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2003 (unaudited) and December 31, 2002,

and for the three months ended March 31, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

3. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

	For the three months ended March 31,
	2003	2002
	(unaudited)
Income available to common stockholders:
Basic	$25,616	$16,397
Add-back income allocated to dilutive operating subsidiary units	379	358

Diluted	$25,995	$16,755

Weighted average shares:
Basic	38,630,579	33,043,461
Incremental shares from assumed:
Exercise of dilutive stock options	232,447	326,960
Conversion of dilutive operating subsidiary units	763,184	824,087

Diluted	39,626,210	34,194,508

For the three months ended March 31, 2003, 272,338 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive. For the three months ended March 31, 2002, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares.

4. Operating subsidiary

In February 2003, Pan Pacific (Portland), LLC converted 100,000 of its operating subsidiary units into 100,000 shares of the Company’s common stock.

5. Line of credit

In March 2003, the Company entered into a $300,000,000 revolving credit agreement which bears interest, at the Company’s option, at either LIBOR plus 0.70% or a reference rate and expires in March 2006. At March 31, 2003, the amount drawn on this line of credit was $161,500,000 and the interest rate was 2.03%. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. The Company, at its sole option, may increase the amount of the commitment up to $400,000,000 or extend the maturity date to March 2007, assuming satisfaction of certain conditions.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2003 (unaudited) and December 31, 2002,

and for the three months ended March 31, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

6. Discontinued operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144. Accordingly, we report each individual property as a component for determining discontinued operations. The operations of four properties sold during the first quarter of 2003 were reported as income from discontinued operations in 2003, and their respective 2002 results of operations were reclassified to income from discontinued operations. The operations of nine properties sold during 2002 are reported as income from discontinued operations in 2002. The following is a summary of our income from discontinued operations for the three months ended March 31, 2003 and 2002:

	For the three months ended March 31,
	2003	2002
	(unaudited)
Revenue	$7,101	$1,821
Gain on sale	2,771	—
Property operating expenses	(3,268)	(275)
Depreciation and amortization expenses	(56)	(247)

Discontinued operations	$6,548	$1,299

7. Stock plans

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

	For the three months ended March 31,
	2003	2002
Net income as reported	$25,616	$16,397
Pro forma option expense	$(133)	$(132)

Pro forma net income	$25,483	$16,265
Diluted earnings per share as reported	$0.66	$0.49
Pro forma diluted earnings per share	$0.65	$0.49

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

8. Related party transactions

In February 2002, the Company purchased 126,666 shares of its common stock from an executive officer. The Company purchased the stock at fair value at a price of $29.05 per share and financed the transaction through operating cash flow.

The Company had notes receivable of $234,000 and $231,000 due from executive officers at March 31, 2003 and December 31, 2002, respectively. These notes bear interest at 7.00% and are due on demand.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three months ended March 31, 2002 to separately reflect the results of discontinued operations for properties that have since been sold. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three months ended March 31, 2002. See the discussions of discontinued operations in the “Results of Operations” section below.

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

Overview

We receive income primarily from rental revenue from shopping center properties, including recoveries from tenants, offset by operating and overhead expenses. Primarily as a result of our acquisition program, including the acquisition of Center Trust described below, the financial data shows increases in total revenue and total expenses from period to period.

During the three months ended March 31, 2003, four non-strategic assets were sold. The cash proceeds were used toward the purchase of a shopping center asset and to pay down our revolving credit facility. During the three months ended March 31, 2002, there were no asset sales.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of $362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and may issue up to 253,598 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them. We expect that the more significant part of our growth in the next year or two will come from rent increases from the re-leasing and re-tenanting initiatives of the assets acquired in the Center Trust acquisition, additional acquisitions and the stabilization of other properties acquired during 2002.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002.

Total revenue increased by $17,522,000, or 38.3%, to $63,271,000 for the three months ended March 31, 2003, from $45,749,000 for the three months ended March 31, 2002.

Rental revenue, which includes base rent and percentage rent, increased by $13,902,000, or 39.1%, to $49,478,000 for the three months ended March 31, 2003, from $35,576,000 for the three months ended March 31, 2002. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $4,321,000, or 50.2%, to $12,929,000 for the three months ended March 31, 2003, from $8,608,000 for the three months ended March 31, 2002. This increase resulted primarily from the acquisition of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 83.2% for the three months ended March 31, 2003 compared to 94.1% for the three months ended March 31, 2002. The decrease in recovery percentage compared to the prior year period reflects the impact of the acquisition of the Center Trust portfolio in that Center Trust’s historical recovery rate was lower than Pan Pacific’s recovery rate. In addition, bad debt expense increased for the quarter. We expect that the recovery percentage will increase over time as occupancy is increased in the acquired assets.

Other income decreased by $688,000, or 46.1%, to $806,000 for the three months ended March 31, 2003, from $1,494,000 for the three months ended March 31, 2002. The decrease resulted principally from a reduction of interest income on a corporate note receivable which was repaid in the third quarter of 2002.

Property operating expenses increased by $4,511,000, or 82.7%, to $9,963,000 for the three months ended March 31, 2003, from $5,452,000 for the three months ended March 31, 2002. This increase resulted primarily from our acquisition of the Center Trust portfolio. Property taxes increased by $1,890,000, or 51.2%, to $5,582,000 for the three months ended March 31, 2003, from $3,692,000 for the three months ended March 31, 2002. The increase in property taxes was also primarily the result of the acquisition of the Center Trust portfolio.

Depreciation and amortization increased by $1,868,000, or 25.4%, to $9,231,000 for the three months ended March 31, 2003, from $7,363,000 for the three months ended March 31, 2002. This was primarily due to the acquisition of the Center Trust portfolio.

Interest expense increased by $3,091,000, or 28.2%, to $14,056,000 for the three months ended March 31, 2003, from $10,965,000 for the three months ended March 31, 2002. The increase was primarily the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2002. Interest expense also increased as a result of our issuance of $55,000,000, in aggregate principal amount, of senior notes in June 2002 and our issuance of $100,000,000, in aggregate principal amount, of senior notes in December 2002. The stated interest rates of 5.75% and 6.125% on the senior note issuances, respectively, are higher than our cost to borrow funds under our revolving credit facility which were paid down with the net proceeds of the notes offerings.

General and administrative expenses increased by $1,526,000, or 57.5%, to $4,180,000 for the three months ended March 31, 2003, from $2,654,000 for the three months ended March 31, 2002. This increase resulted primarily from increased staffing required as a result of the acquisition of Center Trust, annual compensation increases during 2003, accrued compensation for bonuses and costs associated with new corporate governance initiatives. As a percentage of total revenue, general and administrative expenses were 6.6% for the three months ended March 31, 2003 as compared to 5.8% for the three months ended March 31, 2002.

Discontinued operations for the three months ended March 31, 2003 of $6,548,000 reflects the operating results of the four non-strategic assets that were sold during the period. Included in this amount is gain on sale of $2,771,000. Discontinued operations for the three months ended March 31, 2002 of $1,299,000 reflects the operating results of one of the four non-strategic assets that were sold during the three months ended March 31, 2003 and nine non-strategic assets that were sold during 2002.

Funds from Operations

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 (the “White Paper”) defines Funds from Operations as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America, “GAAP”), excluding gains (or losses) on sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. We compute Funds from Operations in accordance with standards established by the White Paper. Our computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations used by other equity REITs and, therefore, may not be comparable to these other REITs. Funds from Operations should not be considered as an alternative to net income (computed in accordance with GAAP) as a measure of our profitability, or as an alternative to cash flow from operations (computed in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents our Funds from Operations:

	For the three months ended March 31,
	2003	2002
Net income	$25,616,000	$16,397,000
Add:
Depreciation and amortization	9,231,000	7,363,000
Depreciation on discontinued operations	56,000	254,000
Depreciation of unconsolidated entities	59,000	2,000
Operating subsidiary minority interests	725,000	358,000
Provision for loss on impairment	—	—
Less:
Gain on sale of discontinued operations	(2,771,000)
Depreciation of non-real estate corporate assets	(144,000)	(139,000)

Funds from Operations	$32,772,000	$24,235,000

Weighted average number of shares of common stock outstanding (assuming dilution)	39,898,548	34,194,508

Cash Flows

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002.

Net cash provided by operating activities increased by $14,449,000 to $38,495,000 for the three months ended March 31, 2003, as compared to $24,046,000 for the three months ended March 31, 2002. The increase was primarily the result of an increase in operating income due to the acquisition of Center Trust and an increase in accounts payable, accrued expenses and other liabilities. This increase was offset by an increase in income from discontinued operations including the gain on sale thereon.

Net cash provided by investing activities increased by $134,641,000 to $91,883,000 for the three months ended March 31, 2003, as compared to net cash used in investing activities of $42,758,000 for the three months ended March 31, 2002. The increase was primarily the result of proceeds from the sale of real estate offset by cash used in the acquisition of Center Trust and an increase in funds held in escrow pending property acquisitions.

Net cash used in financing activities increased by $138,291,000 to $124,535,000 for the three months ended March 31, 2003, as compared to net cash provided by financing activities of $13,756,000 for the three months ended March 31, 2002. The increase primarily resulted from an increase in notes payable payments, an increase in line of credit payments and a decrease in issuance of common shares. These increases were offset by an increase in line of credit proceeds.

Liquidity and Capital Resources

Our total market capitalization at March 31, 2003, was approximately $2,517,697,000, based on the market closing price of our common stock at March 31, 2003 of $37.85 per share (assuming the conversion of 955,672 operating subsidiary units to common stock) and our debt outstanding of approximately $975,896,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 38.8% at March 31, 2003. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including but not limited to the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In March 2003 we entered into a new $300,000,000 revolving credit facility with a maturity date of March 2006. At March 31, 2003, we had $138,500,000 available under our revolving credit facility. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.70% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at March 31, 2003 was 2.03%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In June 2002, we issued $55,000,000 of 5.75% senior notes due June 29, 2007. In December 2002, we issued $100,000,000 of 6.125% senior notes due January 15, 2013. The net proceeds from these offerings were used to repay borrowings under our revolving credit facility.

We are the managing member of a joint venture, created for the purpose of developing Olympic Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At March 31, 2003, $18,508,000 had been drawn on the construction loan. At our option, amounts borrowed under the construction loan bear interest at either LIBOR plus 1.95% or a reference rate. The loan is secured by the property and is guaranteed by us. We consolidate this joint venture.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however we are not a party to any derivative financial instruments at March 31, 2003. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter Ended	Date Declared	Record Date	Date Paid	Distribution Per Share
March 31, 2001	January 30, 2001	February 16, 2001	March 15, 2001	$0.455
June 30, 2001	May 16, 2001	May 25, 2001	June 15, 2001	$0.455
September 30, 2001	August 14, 2001	August 31, 2001	September 14, 2001	$0.455
December 31, 2001	November 13, 2001	November 30, 2001	December 14, 2001	$0.455
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.475
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.475
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.475
December 31, 2002	October 30, 2002	November 29, 2002	December 13, 2002	$0.475
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.500

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

Off-Balance Sheet Arrangements

On September 30, 2002, Plaza Escuela Holding Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, wherein we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. In January 2003 we received an equity paydown of $3,990,000. Our equity position earns a preferred return of 12%. In addition, we are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the note repayment and cash flow participation will be used primarily to repay borrowings under our revolving credit facility. At March 31, 2003, the balance of the loan was $41,827,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

We are a 50% general partner of a joint venture which owns North Coast Health Center, a medical office building, in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At March 31, 2003, the balance of the loan was $17,856,554. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance sheet financings to which we are a party.

Contractual Obligations and Contingent Liabilities

All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. Our indebtedness outstanding at March 31, 2003, which includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility and our joint venture construction loan agreement, is as follows:

Year	Amount
2003	$22,663,000
2004	$68,575,000
2005	$13,413,000
2006	$225,292,000
2007	$133,605,000
2008	$29,068,000
2009	$121,846,000
2010	$49,273,000
2011	$157,468,000
2012	$48,870,000
2013 and thereafter	$106,000,000

The payments due in the year 2003 include the balance drawn on our joint venture construction loan agreement at March 31, 2003 of $18,508,000. Payments due in the year 2004 include senior note redemptions of $50,000,000. Payments due in the year 2006 include the balance drawn on our revolving credit facility at March 31, 2003 of $161,500,000 and senior note redemptions of $25,000,000. Payments due in 2007, 2008, 2010, 2011 and 2013 include senior note redemptions of $55,000,000, $25,000,000, $25,000,000, $150,000,000 and $100,000,000, respectively. Payments due in 2013 also include property level bonds due of $6,000,000. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

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

Interest Rate Risk

As of March 31, 2003, we had $186,008,000 of outstanding floating rate debt under our revolving credit facility, our joint venture construction loan agreement and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2003. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.33% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities.

Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,925,731,000 and a market capitalization of $1,541,802,000 of our common stock and operating subsidiary units.

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

PART II – OTHER INFORMATION

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

Exhibit No.	Description

4.10	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.11	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

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

Exhibit No.	Description

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

10.1*

Amended and Restated Revolving Credit Agreement dated as of March 31, 2003 by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and US Bank, National Association as Co-Syndication Agents, Wachovia Bank, National Association as Documentation Agent and the other lenders as identified therein.

99.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212, 34-47551.

* Filed Herewith

(b)    Reports on Form 8-K.

The Company filed two Current Reports on Form 8-K during the quarter ended March 31, 2003.

The report filed on January 31, 2003 reported under Item 2 that pursuant to an Agreement and Plan of Merger, dated November 5, 2002, Pan Pacific completed its merger with Center Trust.

The report filed on April 1, 2003 reported under Item 5 the audited consolidated financial statements of Center Trust for the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2003.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ STUART A. TANZ	By:	/s/ JOSEPH B. TYSON
	Stuart A. Tanz		Joseph B. Tyson, CPA
	Director, Chairman, Chief Executive		Executive Vice President, Chief Financial
	Officer and President		Officer and Secretary (Principal
Financial and Accounting Officer)

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ STUART A. TANZ
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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ JOSEPH B. TYSON
Joseph B. Tyson, CPA
Executive Vice President, Chief Financial Officer and Secretary