Form 10-Q
period 2003-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2003-08-08
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 001-13243

PAN PACIFIC RETAIL PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-0752457
(State of Incorporation)	(I.R.S. Employer Identification No.)

1631-B South Melrose Drive, Vista, California	92081
(Address of Principal Executive Offices)	(zip code)

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

As of July 30, 2003, the number of shares of the registrant’s common stock outstanding was 40,156,033.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS:
Properties, at cost:
Land	$510,769	$371,427
Buildings and improvements	1,366,991	1,018,837
Tenant improvements	44,068	40,826

	1,921,828	1,431,090
Less accumulated depreciation and amortization	(142,122)	(125,057)

	1,779,706	1,306,033
Investments in unconsolidated entities	4,251	9,050
Cash and cash equivalents	1,140	1,284
Accounts receivable (net of allowance for doubtful accounts of $3,759 and $1,879, respectively)	12,512	10,142
Accrued rent receivable (net of allowance for doubtful accounts of $2,408 and $2,130, respectively)	20,698	19,167
Notes receivable	31,493	15,891
Deferred lease commissions (including unamortized related party amounts of $5,812 and $5,189, respectively, and net of accumulated amortization of $4,783 and $4,087 respectively)	8,575	7,398
Prepaid expenses	17,232	10,397
Other assets	6,118	44,878

	$1,881,725	$1,424,240

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Notes payable	$371,130	$239,541
Line of credit payable	46,500	66,000
Senior notes	503,597	428,677
Accounts payable, accrued expenses and other liabilities	43,379	25,583

	964,606	759,801
Minority interests	33,660	15,804

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,143,884 and 33,584,186 shares issued and outstanding, net of 1,190,999 and 1,187,999 treasury shares, at June 30, 2003 and December 31, 2002, respectively	401	336
Paid in capital in excess of par value	950,540	731,069
Deferred compensation	(5,619)	(4,345)
Accumulated deficit	(61,863)	(78,425)

	883,459	648,635

	$1,881,725	$1,424,240

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
REVENUE:
Base rent	$51,383	$36,251	$99,544	$71,225
Percentage rent	435	401	979	748
Recoveries from tenants	12,996	8,590	25,552	17,144
Income from unconsolidated entities	60	18	118	89
Other	1,386	1,716	2,193	3,214

	66,260	46,976	128,386	92,420

EXPENSES:
Property operating	8,822	5,813	18,549	11,243
Property taxes	5,505	3,665	10,913	7,336
Depreciation and amortization	10,197	7,499	19,345	14,832
Interest	14,695	11,317	28,521	22,282
General and administrative	4,015	2,594	8,194	5,248
Other	81	268	413	435

	43,315	31,156	85,935	61,376

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	22,945	15,820	42,451	31,044
Minority interests	(260)	(368)	(1,120)	(726)
Discontinued operations	5,497	1,526	12,466	3,057

NET INCOME	$28,182	$16,978	$53,797	$33,375

Basic earnings per share:
Income from continuing operations	$0.57	$0.46	$1.06	$0.91
Discontinued operations	$0.14	$0.05	$0.32	$0.09
Net income	$0.71	$0.51	$1.38	$1.00

Diluted earnings per share:
Income from continuing operations	$0.56	$0.46	$1.05	$0.90
Discontinued operations	$0.13	$0.04	$0.30	$0.09
Net income	$0.69	$0.50	$1.35	$0.99

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2003	2002
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,797	$33,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,345	15,361
Amortization of prepaid financing costs	630	513
Income from unconsolidated entities	(118)	(89)
Discontinued operations	(12,466)	(1,527)
Minority interests	1,120	726
Vesting of restricted stock	731	580
Changes in assets and liabilities, net of the effects of the acquisition of Center Trust in 2003:
Decrease in accounts receivable	296	1,893
Increase in accrued rent receivable	(1,531)	(1,465)
Increase in accrued interest on notes receivable	(555)	(1,538)
Increase in deferred lease commissions	(2,110)	(2,048)
Decrease in prepaid expenses	4,752	372
Increase in other assets	(1,442)	(527)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,282	(6,101)

Net cash provided by operating activities	67,731	39,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(69,735)	(69,978)
Proceeds from sale of real estate	182,321	—
Distributions and equity repayments from unconsolidated entities	4,917	170
Acquisition of Center Trust	(12,786)	—
Acquisition of minority interest	(526)	—
Redemption of operating subsidiary units	(1,093)	(6,721)
Collections of notes receivable	2,580	1,671
Increases in notes receivable	—	(946)

Net cash provided by (used in) investing activities	105,678	(75,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	4,488	8,391
Notes payable payments	(207,199)	(2,806)
Line of credit proceeds	261,950	83,450
Line of credit payments	(281,450)	(94,250)
Issuance of senior notes	74,816	54,701
Repurchase of common shares	(112)	(3,679)
Issuance of common shares	7,419	16,405
Distributions paid	(38,286)	(32,465)

Net cash (used in) provided by financing activities	(178,374)	29,747

DECREASE IN CASH AND CASH EQUIVALENTS	(4,965)	(6,532)
Cash from discontinued operations	4,821	3,423

NET DECREASE IN CASH AND CASH EQUIVALENTS	(144)	(3,109)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,284	3,429

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,140	$320

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Six Months Ended June 30,
	2003	2002
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $2,634 and $897, respectively)	$27,546	$23,117

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$40,230	$8,588
Notes receivable issued upon sales of properties	$25,125	$—
Conversion of operating subsidiary units to common stock	$1,925	$—
Stock issued in acquisition of Center Trust	$208,346	$—
Assumption of notes payable, bonds and line of credit in acquisition of Center Trust	$362,257	$—
Minority interest from acquisition of Center Trust	$21,242	$—
Note payable assumed upon acquisition of property	$16,919	$—
Exchange of note receivable for properties	$—	$735
Excess of cash paid over book value of operating subsidiary units redeemed	$44	$1,909
Assignment of debt on sales of properties	$44,765	$—

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2003 (unaudited) and December 31, 2002,

and for the three and six months ended June 30, 2003 and 2002 (unaudited)

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

In accordance with the Financial Accounting Standards Board’s SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the three and six months ended June 30, 2002 to separately reflect the results of discontinued operations for properties that were sold after January 1, 2002. The revision had no impact on our consolidated balance sheets or on net income or net income per share of common stock for the three and six months ended June 30, 2002. See Note 8 to the consolidated financial statements.

As a result of the disclosure requirements of the Financial Accounting Standards Board’s SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the following table shows the Company’s pro forma net income had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income as reported	$28,182	$16,978	$53,797	$33,375
Add: Stock-based compensation expense included in reported net income	$408	$320	$731	$580
Deduct: Total fair value stock-based compensation expense for all awards	$(541)	$(458)	$(996)	$(832)

Pro forma net income	$28,049	$16,840	$53,532	$33,123

Basic earnings per share as reported	$0.71	$0.51	$1.38	$1.00
Pro forma basic earnings per share	$0.70	$0.50	$1.37	$1.00
Diluted earnings per share as reported	$0.69	$0.50	$1.35	$0.99
Pro forma diluted earnings per share	$0.69	$0.50	$1.35	$0.99

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2003 (unaudited) and December 31, 2002,

and for the three and six months ended June 30, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Acquisition

On January 17, 2003, the Company acquired 100% of the outstanding common shares of Center Trust, Inc. (“Center Trust”), a real estate investment trust which owned neighborhood and community shopping centers, at a cost of approximately $600,000,000. The transaction was a stock for stock exchange including assumption of debt whereby Center Trust common shares and units were exchanged into newly issued Company common shares and units, based upon a price of $34.24 per share/unit issued and a 0.218 exchange ratio. As a result, the Company issued 6,084,499 common shares and 284,263 operating subsidiary units to Center Trust’s equity holders. The Company accounted for this transaction using the purchase method of accounting; accordingly, the results of Center Trust’s operations have been included in the Company’s consolidated financial statements since January 17, 2003. There was no goodwill recorded as part of this acquisition.

In connection with the acquisition of Center Trust, the Company has a 96% general partner interest in an operating partnership which is consolidated in the Company’s financial statements. CT Operating Partnership, L.P. issued units currently convertible into 253,598 shares of Company common stock or cash, at the Company’s option. Distributions are being made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income and all loss is allocated to the Company as general partner.

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

$604,359

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2003 (unaudited) and December 31, 2002,

and for the three and six months ended June 30, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Acquisition (continued)

Unaudited pro forma revenue and expense information for the three and six months ended June 30, 2003 and 2002 reflecting the acquisition of Center Trust is presented in the following table. The amounts included assume that the acquisition had taken place at the beginning of each period.

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Pro forma)		(Pro forma)
Total revenue	$66,260	$60,284	$130,833	$119,810
Total expenses	43,315	39,223	87,318	77,719

Income from continuing operations before minority interests and discontinued operations	22,945	21,061	43,515	42,091
Minority interests	(260)	(429)	(1,120)	(853)
Discontinued operations	5,497	4,062	13,205	7,835

Net income	$28,182	$24,694	$55,600	$49,073

Basic earnings per share:
Income from continuing operations	$0.57	$0.52	$1.07	$1.04
Discontinued operations	$0.14	$0.11	$0.33	$0.20
Net income	$0.71	$0.63	$1.40	$1.24
Diluted earnings per share:
Income from continuing operations	$0.56	$0.51	$1.06	$1.03
Discontinued operations	$0.13	$0.10	$0.32	$0.19
Net income	$0.69	$0.61	$1.38	$1.22

3. Stock option plan

In March 2003, the Company granted 53,000 shares of restricted stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan. As a result of the grant an additional $1,998,000 was added to deferred compensation.

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

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2003 (unaudited) and December 31, 2002,

and for the three and six months ended June 30, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

4. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Income available to common stockholders:

Basic	$28,182	$16,978	$53,797	$33,375
Add-back income allocated to dilutive operating subsidiary units	118	368	843	726

Diluted	$28,300	$17,346	$54,640	$34,101

Weighted average shares:

Basic	39,790,878	33,442,398	39,108,343	33,244,031
Incremental shares from assumed:

Exercise of dilutive stock options and vesting of restricted stock	283,129	242,603	241,875	247,944
Conversion of dilutive operating subsidiary units	955,672	802,073	995,377	813,019

Diluted	41,029,679	34,487,074	40,345,595	34,304,994

For the three and six months ended June 30, 2003 and 2002, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares.

5. Operating subsidiary

In February 2003, Pan Pacific (Portland), LLC converted 100,000 of its operating subsidiary units into 100,000 shares of the Company’s common stock.

6. Line of credit

In March 2003, the Company entered into a $300,000,000 revolving credit agreement which bears interest, at the Company’s option, at either LIBOR plus 0.70% or a reference rate and expires in March 2006. At June 30, 2003, the amount drawn on this line of credit was $46,500,000 and the interest rate was 1.76%. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. The Company, at its sole option, may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2007, assuming satisfaction of certain conditions.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2003 (unaudited) and December 31, 2002,

and for the three and six months ended June 30, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

7. Senior notes

In June 2003, the Company issued $75,000,000 in aggregate principal amount of 4.70% senior notes due June 2013. The Company sold these notes at 99.755% of the principal amount. The Company used the net proceeds from the offering to repay borrowings under its line of credit.

In June 2002, the Company issued $55,000,000 in aggregate principal amount of 5.75% senior notes due June 2007. The Company sold these notes at 99.458% of the principal amount. The Company used the net proceeds from the offering to repay borrowings under its line of credit.

8. Discontinued operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144. Accordingly, we report each individual property as a component for determining discontinued operations. The operations of four non-strategic assets sold during the first quarter of 2003 and four non-strategic assets sold during the second quarter of 2003 were reported as income from discontinued operations in 2003, and their respective 2002 results of operations were reclassified to income from discontinued operations. The operations of nine properties sold during 2002 are reported as income from discontinued operations in 2002. The following is a summary of our income from discontinued operations for the three and six months ended June 30, 2003 and 2002:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenue	$305	$2,124	$8,516	$4,250
Gain on sale	5,282	—	8,054	—
Property operating expenses	(70)	(353)	(3,945)	(664)
Depreciation and amortization expenses	(20)	(245)	(159)	(529)

Discontinued operations	$5,497	$1,526	$12,466	$3,057

9. Related party transactions

In February 2002, the Company purchased 126,666 shares of its common stock from an executive officer. The Company purchased the stock at fair value at a price of $29.05 per share and financed the transaction through operating cash flow.

The Company had notes receivable of $238,000 and $231,000 due from executive officers at June 30, 2003 and December 31, 2002, respectively. These notes bear interest at 7.00% and are due on demand.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three and six months ended June 30, 2002 to separately reflect the results of discontinued operations for properties that have since been sold. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three and six months ended June 30, 2002. See the discussions of discontinued operations in the “Results of Operations” section below.

Cautionary Language

The discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management’s current views with respect to future events and financial performance. Forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of our stock, financial performance and operations of our shopping centers, real estate conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions, integration of completed acquisitions, changes in the availability of additional acquisitions, changes in local or national economic conditions, acts of terrorism or war and other risks detailed from time to time in reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2003, eight non-strategic assets were sold. The cash proceeds were used toward the purchase of two shopping center assets and to pay down our revolving credit facility. During the six months ended June 30, 2002, there were no asset sales.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of $362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and as of June 30, 2003 we may issue up to 253,598 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them. We expect that the more significant part of our growth in the next year or two will come from rent increases from the re-leasing and re-tenanting initiatives of the assets acquired in the Center Trust acquisition, additional acquisitions and the stabilization of other properties acquired during 2002.

Results of Operations

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Total revenue increased by $35,966,000, or 38.9%, to $128,386,000 for the six months ended June 30, 2003, from $92,420,000 for the six months ended June 30, 2002.

Rental revenue, which includes base rent and percentage rent, increased by $28,550,000, or 39.7%, to $100,523,000 for the six months ended June 30, 2003, from $71,973,000 for the six months ended June 30, 2002. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $8,408,000, or 49.0%, to $25,552,000 for the six months ended June 30, 2003, from $17,144,000 for the six months ended June 30, 2002. This increase resulted primarily from the acquisition of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 86.7% for the six months ended June 30, 2003 compared to 92.3% for the six months ended June 30, 2002. The decrease in recovery percentage compared to the prior year period reflects the impact of the acquisition of the Center Trust portfolio in that Center Trust’s historical recovery rate was lower than Pan Pacific’s recovery rate. We expect that the recovery percentage will increase over time as occupancy is increased in the acquired assets.

Other income decreased by $1,021,000, or 31.8%, to $2,193,000 for the six months ended June 30, 2003, from $3,214,000 for the six months ended June 30, 2002. The decrease resulted principally from a reduction of interest income on our Plaza Escuela corporate note receivable which was repaid in the third quarter of 2002.

Property operating expenses increased by $7,306,000, or 65.0%, to $18,549,000 for the six months ended June 30, 2003, from $11,243,000 for the six months ended June 30, 2002. This increase resulted primarily from our acquisition of the Center Trust portfolio. Property taxes increased by $3,577,000, or 48.8%, to $10,913,000 for the six months ended June 30, 2003, from $7,336,000 for the six months ended June 30, 2002. The increase in property taxes was also primarily the result of the acquisition of the Center Trust portfolio.

Depreciation and amortization increased by $4,513,000, or 30.4%, to $19,345,000 for the six months ended June 30, 2003, from $14,832,000 for the six months ended June 30, 2002. This was primarily due to the acquisition of the Center Trust portfolio.

Interest expense increased by $6,239,000, or 28.0%, to $28,521,000 for the six months ended June 30, 2003, from $22,282,000 for the six months ended June 30, 2002. The increase was primarily the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2002. Interest expense also increased as a result of our issuance of $55,000,000, in aggregate principal amount, of senior notes in June 2002, our issuance of $100,000,000, in aggregate principal amount, of senior notes in December 2002 and our issuance of $75,000,000, in aggregate principal amount, of senior notes in June 2003. The stated interest rates of 5.75%, 6.125% and 4.70% on the senior note issuances, respectively, are higher than our cost to borrow funds under our revolving credit facility which were paid down with the net proceeds of the notes offerings.

General and administrative expenses increased by $2,946,000, or 56.1%, to $8,194,000 for the six months ended June 30, 2003, from $5,248,000 for the six months ended June 30, 2002. This increase resulted primarily from increased staffing required as a result of the acquisition of Center Trust, annual compensation increases during 2003, accrued compensation for bonuses and costs associated with new corporate governance initiatives. As a percentage of total revenue, general and administrative expenses were 6.4% for the six months ended June 30, 2003 as compared to 5.7% for the six months ended June 30, 2002.

Discontinued operations for the six months ended June 30, 2003 of $12,466,000 reflects the operating results of seven of the eight non-strategic assets that were sold during the period. Included in this amount is gain on sale of $8,054,000. Discontinued operations for the six months ended June 30, 2002 of $3,057,000 reflects the operating results of two of the eight non-strategic assets that were sold during the six months ended June 30, 2003 and were owned in 2002 and nine non-strategic assets that were sold during the second half of 2002.

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

Total revenue increased by $19,284,000, or 41.1%, to $66,260,000 for the three months ended June 30, 2003, from $46,976,000 for the three months ended June 30, 2002.

Rental revenue, which includes base rent and percentage rent, increased by $15,166,000, or 41.4%, to $51,818,000 for the three months ended June 30, 2003, from $36,652,000 for the three months ended June 30, 2002. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $4,406,000, or 51.3%, to $12,996,000 for the three months ended June 30, 2003, from $8,590,000 for the three months ended June 30, 2002. This increase resulted primarily from the acquisition of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 90.7% for the three months ended June 30, 2003 compared to 90.6% for the three months ended June 30, 2002.

Other income decreased by $330,000, or 19.2%, to $1,386,000 for the three months ended June 30, 2003, from $1,716,000 for the three months ended June 30, 2002. The decrease resulted principally from a reduction of interest income on our Plaza Escuela corporate note receivable which was repaid in the third quarter of 2002.

Property operating expenses increased by $3,009,000, or 51.8%, to $8,822,000 for the three months ended June 30, 2003, from $5,813,000 for the three months ended June 30, 2002. This increase resulted primarily from our acquisition of the Center Trust portfolio. Property taxes increased by $1,840,000, or 50.2%, to $5,505,000 for the three months ended June 30, 2003, from $3,665,000 for the three months ended June 30, 2002. The increase in property taxes was also primarily the result of the acquisition of the Center Trust portfolio.

Depreciation and amortization increased by $2,698,000, or 36.0%, to $10,197,000 for the three months ended June 30, 2003, from $7,499,000 for the three months ended June 30, 2002. This was primarily due to the acquisition of the Center Trust portfolio.

Interest expense increased by $3,378,000, or 29.8%, to $14,695,000 for the three months ended June 30, 2003, from $11,317,000 for the three months ended June 30, 2002. The increase was primarily the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2002. Interest expense also increased as a result of our issuance of $55,000,000, in aggregate principal amount, of senior notes in June 2002, our issuance of $100,000,000, in aggregate principal amount, of senior notes in December 2002 and our issuance of $75,000,000, in aggregate principal amount, of senior notes in June 2003. The stated interest rates of 5.75%, 6.125% and 4.70% on the senior note issuances, respectively, are higher than our cost to borrow funds under our revolving credit facility which were paid down with the net proceeds of the notes offerings.

General and administrative expenses increased by $1,421,000, or 54.8%, to $4,015,000 for the three months ended June 30, 2003, from $2,594,000 for the three months ended June 30, 2002. This increase resulted primarily from increased staffing required as a result of the acquisition of Center Trust, annual compensation increases during 2003 and accrued compensation for bonuses. As a percentage of total revenue, general and administrative expenses were 6.1% for the three months ended June 30, 2003 as compared to 5.5% for the three months ended June 30, 2002.

Discontinued operations for the three months ended June 30, 2003 of $5,497,000 reflects the operating results of three of the four non-strategic assets that were sold during the period. Included in this amount is gain on sale of $5,282,000. Discontinued operations for the three months ended June 30, 2002 of $1,526,000 reflects the operating results of two of the eight non-strategic assets that were sold during the first half of 2003 and were owned in 2002 and nine non-strategic assets that were sold during the second half of 2002.

Funds from Operations

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 (the “White Paper”) defines Funds from Operations as net income (computed in accordance with accounting principles generally accepted in the United States of America, “GAAP”), excluding gains (or losses) on sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that Funds from Operations (FFO) is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this issue. We compute Funds from Operations in accordance with standards established by the White Paper. Our computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations used by other equity REITs and, therefore, may not be comparable to these other REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income. FFO, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts that do not define it exactly as the NAREIT definition.

The following table presents our Funds from Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income	$28,182,000	$16,978,000	$53,797,000	$33,375,000
Add:
Depreciation and amortization	10,197,000	7,499,000	19,345,000	14,832,000
Depreciation of discontinued operations	20,000	245,000	159,000	529,000
Depreciation of unconsolidated entities	59,000	77,000	118,000	79,000
Operating subsidiary minority interests	118,000	368,000	843,000	726,000
Less:
Gain on sale of discontinued operations	(5,282,000)	—	(8,054,000)	—
Depreciation of minority interests	(56,000)	—	(56,000)	—
Depreciation of non-real estate corporate assets	(155,000)	(140,000)	(299,000)	(279,000)

Funds from Operations	$33,083,000	$25,027,000	$65,853,000	$49,262,000

Weighted average number of shares of common stock outstanding (assuming dilution)	41,029,679	34,487,074	40,345,595	34,304,994

Cash Flows

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Net cash provided by operating activities increased by $28,206,000 to $67,731,000 for the six months ended June 30, 2003, as compared to $39,525,000 for the six months ended June 30, 2002. The increase was primarily the result of an increase in operating income due to the acquisition of Center Trust, an increase in accounts payable, accrued expenses and other liabilities as well as the change in the decrease in prepaid expenses. This increase was offset by an increase in income from discontinued operations including the gain on sale thereon.

Net cash provided by investing activities increased by $181,482,000 to $105,678,000 for the six months ended June 30, 2003, as compared to net cash used in investing activities of $75,804,000 for the six months ended June 30, 2002. The increase was primarily the result of proceeds from the sale of real estate and the receipt of equity repayments from an unconsolidated entity offset by cash used in the acquisition of Center Trust.

Net cash used in financing activities increased by $208,121,000 to $178,374,000 for the six months ended June 30, 2003, as compared to net cash provided by financing activities of $29,747,000 for the six months ended June 30, 2002. The increase primarily resulted from an increase in notes payable payments, an increase in line of credit payments and a decrease in issuance of common shares. These increases were offset by an increase in line of credit proceeds and an increase in the issuance of senior notes.

Liquidity and Capital Resources

Our total market capitalization at June 30, 2003 was approximately $2,538,495,000, based on the market closing price of our common stock at June 30, 2003 of $39.35 per share (assuming the conversion of 955,672 operating subsidiary units to common stock) and our debt outstanding of approximately $921,227,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 36.3% at June 30, 2003. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In March 2003 we entered into a new $300,000,000 revolving credit facility with a maturity date of March 2006. At June 30, 2003, we had $46,500,000 drawn on our revolving credit facility leaving $253,500,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.70% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at June 30, 2003 was 1.76%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In June 2002, we issued $55,000,000 of 5.75% senior notes due June 29, 2007. In December 2002, we issued $100,000,000 of 6.125% senior notes due January 15, 2013. In June 2003, we issued $75,000,000 of 4.70% senior notes due June 1, 2013. The net proceeds from these offerings were used to repay borrowings under our revolving credit facility.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however we are not a party to any derivative financial instruments at June 30, 2003. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

We have entered into certain related party transactions with executive officers and affiliates of the Company. Information on these related party transactions can be found in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report.

We expect to make distributions from net cash provided by operations. Operating cash flows in excess of amounts to be used for distributions will be invested primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or be used to pay down outstanding balances on our revolving credit facility, if any.

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2001	January 30, 2001	February 16, 2001	March 15, 2001	$0.455
June 30, 2001	May 16, 2001	May 25, 2001	June 15, 2001	$0.455
September 30, 2001	August 14, 2001	August 31, 2001	September 14, 2001	$0.455
December 31, 2001	November 13, 2001	November 30, 2001	December 14, 2001	$0.455
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.475
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.475
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.475
December 31, 2002	October 30, 2002	November 29, 2002	December 13, 2002	$0.475
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.500
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.510

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

We expect to meet our long-term liquidity requirements such as property acquisitions and developments, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our revolving credit facility to finance acquisition and development activities and capital improvements on an interim basis.

Off-Balance Sheet Arrangements

On September 30, 2002, Plaza Escuela Holding Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, wherein we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. In January 2003 we received an equity paydown of $3,990,000. In May 2003 we received an equity paydown of $800,000. Our remaining equity position of $2,805,000 continues to earn a preferred return of 12%. In addition, we are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the equity paydowns and cash flow participation will be used primarily to repay borrowings under our revolving credit facility. At June 30, 2003, the balance of the Plaza Escuela Holding Co., LLC loan was $41,732,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At June 30, 2003, the balance of the loan was $17,814,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance sheet financings to which we are a party.

Contractual Obligations and Contingent Liabilities

All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. Our indebtedness outstanding at June 30, 2003, which includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility and our construction loan agreement, is as follows:

Year	Amount
2003	$22,848,000
2004	$68,426,000
2005	$13,248,000
2006	$110,114,000
2007	$133,413,000
2008	$28,864,000
2009	$114,472,000
2010	$49,155,000
2011	$157,342,000
2012	$42,709,000
2013 and thereafter	$181,000,000

The payments due in the year 2003 include the balance drawn on our construction loan agreement at June 30, 2003 of $20,089,000. Payments due in the year 2004 include senior note redemptions of $50,000,000. Payments due in the year 2006 include the balance drawn on our revolving credit facility at June 30, 2003 of $46,500,000 and senior note redemptions of $25,000,000. Payments due in 2007, 2008, 2010, 2011 and 2013 include senior note redemptions of $55,000,000, $25,000,000, $25,000,000, $150,000,000 and $175,000,000, respectively. Payments due in 2013 also include property level bonds due of $6,000,000. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

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

Interest Rate Risk

As of June 30, 2003, we had $72,589,000 of outstanding floating rate debt under our revolving credit facility, our joint venture construction loan agreement and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2003. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.1% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,881,725,000 and a market capitalization of $1,617,268,000 of our common stock and operating subsidiary units.

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

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 8, 2003, and transacted the following business:

(a)	Election of Class III Directors:

Nominee	Votes For	Votes Withheld
Joseph P. Colmery	28,753,212	2,325,754
Stuart A. Tanz	30,064,236	1,014,730

(b)	Continuing Class I Director (Term expiring in 2004):

David P. Zimel

(c)	Continuing Class II Directors (Term expiring in 2005):

Joseph P. Colmery

Stuart A. Tanz

(d)	Amendment to the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc.:

Votes For	Votes Against	Abstentions
27,414,756	2,859,838	804,372

(e)	Stockholder proposal recommending declassification of the Board of Directors:

Votes For	Votes Against	Abstentions	Broker Non-votes
19,319,823	5,793,504	933,322	5,032,317

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
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
4.18

Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Myrtle Gronske, the Harry J. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, Hughes Investments, Visalia MKP, Inc., HI-Loma, HI-NC, Hughes Milliken Associates, CJJ Limited Partnership, Bartfam, Cecile C. Bartman, Trustee under the Will of Bernard Citron, Deceased, Cecile Citron Bartman Trust dated September 26, 2001, Rebecca Jean Speer Trust U/A/D November 9, 1994, Doreann Speer Gibson Trust U/A/D October 13, 1989, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Rebecca Speer, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Linda Speer Fortune, Trust “D”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 and Trust “A”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 (previously filed as Exhibit 4.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333 – 103498) and incorporated herein by reference).

4.19

Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Saul Kreshek, Ernest Grossman and Margaret Lewicki (previously filed as Exhibit 4.19 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

(b)	Reports on Form 8-K.

The Company filed two Current Reports on Form 8-K during the quarter ended June 30, 2003.

The report dated May 7, 2003 reported under Items 7 and 9 the Company’s press release which set forth the results of operations for the quarter ended March 31, 2003.

The report dated May 28, 2003 reported under Item 5 the Company’s execution of a terms agreement (including the provisions of an underwriting agreement) related to the issuance and sale by the Company of $75,000,000 of senior unsecured notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2003.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ STUART A. TANZ	By:	/s/ JOSEPH B. TYSON
	Stuart A. Tanz Director, Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)