Form 10-Q/A
period 2003-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2003-10-29
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:

This Amendment No. 1 to our Quarterly Report on Form 10-Q (“10-Q/A”) is being filed for the purpose of amending Item 4 “Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (“Second Quarter 10-Q”) in response to comments received from the Division of Corporate Finance of the Securities and Exchange Commission (the “Staff”) in connection with the Staff’s review of our registration statement on Form S-3 (File Nos. 333-106250) and certain documents incorporated by reference therein, including the Second Quarter 10-Q. The only changes to Item 4 in response to the Staff’s comments were as follows:

*	to substitute the phrase “Within 90 days prior to the date of this report” with the phrase “As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934”; and

*	to substitute the phrase “concluded that our disclosure controls and procedures were effective.” with the phrase “concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.”

This review has not resulted in any changes to Pan Pacific Retail Properties, Inc.’s previously reported financial results. Unless otherwise indicated, all information in this Form 10-Q/A is as of June 30, 2003, and does not reflect any subsequent information or events.

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2003.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ STUART A. TANZ	By:	/s/ JOSEPH B. TYSON
	Stuart A. Tanz Director, Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)