Form 10-Q
period 2003-09-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2003-11-12
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 10, 2003, the number of shares of the registrant’s common stock outstanding was 40,288,507.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS:

Properties, at cost:
Land	$511,616	$371,427
Buildings and improvements	1,375,711	1,018,837
Tenant improvements	46,569	40,826

	1,933,896	1,431,090
Less accumulated depreciation and amortization	(151,367)	(125,057)

	1,782,529	1,306,033

Investments in unconsolidated entities	3,232	9,050
Cash and cash equivalents	9,691	1,284
Accounts receivable (net of allowance for doubtful accounts of $3,752 and $1,879, respectively)	13,472	10,142
Accrued rent receivable (net of allowance for doubtful accounts of $2,583 and $2,130, respectively)	21,737	19,167
Notes receivable	17,964	15,891
Deferred lease commissions (including unamortized related party amounts of $6,836 and $5,189, respectively, and net of accumulated amortization of $5,058 and $4,087 respectively)	10,115	7,398
Prepaid expenses	18,449	10,397
Other assets	2,608	44,878

	$1,879,797	$1,424,240

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Notes payable	$346,526	$239,541
Line of credit payable	62,000	66,000
Senior notes	503,653	428,677
Accounts payable, accrued expenses and other liabilities	49,484	25,583

	961,663	759,801
Minority interests	32,295	15,804

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at September 30, 2003 and December 31, 2002, Respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,287,657 and 33,584,186 shares issued and outstanding, net of 1,190,999 and 1,187,999 treasury shares, at September 30, 2003 and December 31, 2002, respectively	403	336
Paid in capital in excess of par value	952,889	731,069
Deferred compensation	(9,576)	(4,345)
Accumulated deficit	(57,877)	(78,425)

	885,839	648,635

	$1,879,797	$1,424,240

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
REVENUE:
Base rent	$52,047	$37,281	$151,884	$108,644
Percentage rent	960	458	1,939	1,206
Recoveries from tenants	13,680	9,049	39,232	26,193
Income from unconsolidated entities	60	34	178	123
Other	1,371	1,644	3,564	4,858

	68,118	48,466	196,797	141,024

EXPENSES:
Property operating	9,611	6,055	28,453	17,436
Property taxes	5,654	3,680	16,567	11,017
Depreciation and amortization	10,321	7,690	29,665	22,522
Interest	14,996	11,913	43,517	34,194
General and administrative	2,243	2,405	10,438	7,653
Other	134	44	547	478

	42,959	31,787	129,187	93,300

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	25,159	16,679	67,610	47,724
Minority interests	(634)	(359)	(1,754)	(1,085)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	24,525	16,320	65,856	46,639
Discontinued operations	—	4,133	12,466	7,190

NET INCOME	$24,525	$20,453	$78,322	$53,829

Basic earnings per share:
Income from continuing operations	$0.61	$0.49	$1.68	$1.40
Discontinued operations	$—	$0.12	$0.31	$0.21
Net income	$0.61	$0.61	$1.99	$1.61
Diluted earnings per share:
Income from continuing operations	$0.61	$0.48	$1.66	$1.39
Discontinued operations	$—	$0.12	$0.30	$0.21
Net income	$0.61	$0.60	$1.96	$1.60

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2003	2002
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,322	$53,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,665	23,151
Bad debt expense	2,741	1,236
Amortization of prepaid financing costs	981	784
Income from unconsolidated entities	(178)	(123)
Discontinued operations	(12,466)	(7,190)
Minority interests	1,754	1,085
Vesting of restricted stock	1,409	907
Changes in assets and liabilities, net of the effects of the acquisition of Center Trust in 2003:
Increase in accounts receivable	(2,902)	(1,098)
Increase in accrued rent receivable	(3,073)	(1,984)
Increase in accrued interest on notes receivable	(974)	(3,132)
Increase in deferred lease commissions	(4,192)	(2,129)
Decrease in prepaid expenses	3,184	155
Decrease (increase) in other assets	1,992	(273)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	11,456	(1,123)

Net cash provided by operating activities	107,719	64,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(81,140)	(97,123)
Funds held in escrow pending property acquisition	—	(28,205)
Proceeds from sale of real estate	182,321	18,300
Distributions and equity repayments from unconsolidated entities	5,996	210
Acquisition of Center Trust	(12,786)	—
Acquisition of minority interest	(526)	—
Redemption of operating subsidiary units	(6,633)	(6,721)
Collections of notes receivable	16,459	39,679
Increases in notes receivable	—	(1,996)

Net cash provided by (used in) investing activities	103,691	(75,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	7,171	12,378
Notes payable payments	(234,430)	(3,875)
Line of credit proceeds	301,950	146,350
Line of credit payments	(305,950)	(133,750)
Issuance of senior notes	74,816	54,701
Repurchase of common shares	(112)	(5,789)
Issuance of common shares	8,142	18,569
Distributions paid	(59,411)	(48,839)

Net cash (used in) provided by financing activities	(207,824)	39,745

INCREASE IN CASH AND CASH EQUIVALENTS	3,586	27,984
Cash from discontinued operations	4,821	4,883

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,407	32,867
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,284	3,429

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,691	$36,296

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Nine Months Ended September 30,
	2003	2002
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $3,577 and $1,341, respectively)	$43,230	$34,355

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$40,230	$8,588
Notes receivable issued upon sales of properties	$25,125	$1,200
Transfer of note receivable to investment in unconsolidated partnership	$—	$7,595
Conversion of operating subsidiary units to common stock	$1,925	$—
Stock issued in acquisition of Center Trust	$208,346	$—
Assumption of notes payable, bonds and line of credit in acquisition of Center Trust	$362,257	$—
Minority interest from acquisition of Center Trust	$22,362	$—
Note payable assumed upon acquisition of property	$16,919	$—
Exchange of note receivable for properties	$—	$735
Excess of cash paid over book value of operating subsidiary units redeemed	$3,051	$1,909
Assignment of debt on sales of properties	$44,765	$—

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2003 (unaudited) and December 31, 2002,

and for the three and nine months ended September 30, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

1. Management statement and general

The consolidated financial statements of Pan Pacific Retail Properties, Inc. and subsidiaries (the “Company”) were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain reclassifications of 2002 amounts have been made in order to conform to 2003 presentation. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2002, which are included in the Company’s 2002 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

The Company consolidates each entity it controls. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority shareholder. If the minority shareholder holds substantive participation rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority shareholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder. With respect to the partnerships and limited liability companies, the Company determines control through a consideration of each parties’ financial interests in profits and losses and the ability to participate in major decisions such as the acquisition, sale or refinancing of principal assets.

In accordance with the Financial Accounting Standards Board’s SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the three and nine months ended September 30, 2002 to separately reflect the results of discontinued operations for properties that were sold after January 1, 2002. The revision had no impact on our consolidated balance sheets or on net income or net income per share of common stock for the three and nine months ended September 30, 2002. See Note 8 to the consolidated financial statements.

As a result of the disclosure requirements of the Financial Accounting Standards Board’s SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table shows the Company’s pro forma net income had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$24,525	$20,453	$78,322	$53,829
Add: Stock-based compensation expense included in reported net income	$678	$327	$1,409	$907
Deduct: Total fair value stock-based compensation expense for all awards	$(811)	$(465)	$(1,807)	$(1,297)

Pro forma net income	$24,392	$20,315	$77,924	$53,439

Basic earnings per share as reported	$0.61	$0.61	$1.99	$1.61
Pro forma basic earnings per share	$0.61	$0.61	$1.98	$1.60
Diluted earnings per share as reported	$0.61	$0.60	$1.96	$1.60
Pro forma diluted earnings per share	$0.60	$0.60	$1.95	$1.59

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2003 (unaudited) and December 31, 2002,

and for the three and nine months ended September 30, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Acquisition

On January 17, 2003, the Company acquired 100% of the outstanding common shares of Center Trust, Inc. (“Center Trust”), a real estate investment trust which owned neighborhood and community shopping centers, at a cost of approximately $600,000,000. The transaction was a stock for stock exchange including assumption of debt whereby Center Trust common shares and units were exchanged into newly issued Company common shares and units, based upon a price of $34.24 per share/unit issued and a 0.218 exchange ratio. As a result, the Company issued 6,084,499 common shares and 284,263 operating subsidiary units to Center Trust’s equity holders. The Company accounted for this transaction using the purchase method of accounting; accordingly, the results of Center Trust’s operations have been included in the Company’s consolidated financial statements since January 17, 2003. There was no goodwill recorded as part of this acquisition. The difference between the purchase price of the acquisition and the fair value of the land and buildings and improvements on an as if vacant basis building was not a significant amount.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

January 17, 2003
Properties	$589,407
Accounts and notes receivable	3,521
Prepaid expenses and other assets	12,551

$605,479

Notes payable	$362,257
Accounts payable, accrued expenses and other liabilities	12,514

374,771
Minority interests	22,362
Stockholders’ equity	208,346

$605,479

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2003 (unaudited) and December 31, 2002,

and for the three and nine months ended September 30, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Acquisition (continued)

Unaudited pro forma revenue and expense information for the three and nine months ended September 30, 2003 and 2002 reflecting the acquisition of Center Trust is presented in the following table. The amounts included assume that the acquisition had taken place at the beginning of each period.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(Pro forma)		(Pro forma)
Total revenue	$68,118	$63,032	$199,244	$182,980
Total expenses	43,130	41,117	130,741	118,973

Income from continuing operations before minority interests and discontinued operations	24,988	21,915	68,503	64,007
Minority interests	(463)	(413)	(1,583)	(1,265)
Discontinued operations	—	6,126	13,205	13,960

Net income	$24,525	$27,628	$80,125	$76,702

Basic earnings per share:
Income from continuing operations	$0.61	$0.54	$1.69	$1.59
Discontinued operations	$—	$0.16	$0.33	$0.35
Net income	$0.61	$0.70	$2.02	$1.94
Diluted earnings per share:
Income from continuing operations	$0.61	$0.54	$1.67	$1.56
Discontinued operations	$—	$0.15	$0.32	$0.35
Net income	$0.61	$0.69	$1.99	$1.91

3. Stock plans

In July 2003, the Company granted 110,000 shares of restricted stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. As a result of the grant an additional $4,631,000 was added to deferred compensation.

In March 2003, the Company granted 53,000 shares of restricted stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan. As a result of the grant an additional $1,998,000 was added to deferred compensation.

In April 2002, the Company granted 213,500 stock options under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. The Company also granted 54,900 shares of restricted stock in April 2002 under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan. As a result of the grant of restricted stock an additional $1,678,000 was added to deferred compensation.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2003 (unaudited) and December 31, 2002,

and for the three and nine months ended September 30, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

4. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Income available to common stockholders:

Basic	$24,525	$20,453	$78,322	$53,829

Add-back income allocated to dilutive operating subsidiary units	463	359	1,306	1,085

Diluted	$24,988	$20,812	$79,628	$54,914

Weighted average shares:

Basic	39,900,047	33,560,482	39,302,214	33,350,674

Incremental shares from assumed:

Exercise of dilutive stock options and vesting of restricted stock	289,666	209,606	293,877	214,528

Conversion of dilutive operating subsidiary units	906,466	802,073	965,414	809,330

Diluted	41,096,179	34,572,161	40,561,505	34,374,532

For the three and nine months ended September 30, 2003 and 2002, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares.

5. Operating subsidiary

In September 2003, a non-managing member of Pan Pacific (Portland), LLC tendered 100,000 units in exchange for $4,213,000 cash, or $42.13 per share.

In August 2003, two non-managing members of Pan Pacific (Portland), LLC tendered 31,590 units in exchange for $1,327,000 cash, or $41.99 per share.

In February 2003, a non-managing member of CT Operating Partnership, L.P. tendered 30,665 units in exchange for $1,093,000 cash, or $35.64 per share.

In February 2003, a non-managing member of Pan Pacific (Portland), LLC tendered 100,000 units in exchange for 100,000 shares of the Company’s common stock.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2003 (unaudited) and December 31, 2002,

and for the three and nine months ended September 30, 2003 and 2002 (unaudited)

(Tabular amounts are in thousands, except option and share data)

6. Line of credit

In March 2003, the Company entered into a $300,000,000 revolving credit agreement which bears interest, at the Company’s option, at either LIBOR plus 0.70% or a reference rate and expires in March 2006. At September 30, 2003, the amount drawn on this line of credit was $62,000,000 and the interest rate was 1.83%. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. The Company, at its sole option, may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2007, assuming satisfaction of certain conditions.

7. Senior notes

In June 2003, the Company issued $75,000,000 in aggregate principal amount of 4.70% senior notes due June 2013. The Company sold these notes at 99.755% of the principal amount. The Company used the net proceeds from the offering to repay borrowings under its line of credit.

8. Discontinued operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144. Accordingly, we report each individual property as a component for determining discontinued operations. The operations of four non-strategic assets sold during the first quarter of 2003 and four non-strategic assets sold during the second quarter of 2003 were reported as income from discontinued operations in 2003, and their respective 2002 results of operations were reclassified to income from discontinued operations. The operations of nine properties sold during 2002 are reported as income from discontinued operations in 2002. The following is a summary of our income from discontinued operations for the three and nine months ended September 30, 2003 and 2002:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenue	$—	$1,819	$8,516	$6,069
Gain on sale	—	2,823	8,054	2,823
Property operating expenses	—	(297)	(3,945)	(960)
Depreciation and amortization expenses	—	(212)	(159)	(742)

Discontinued operations	$—	$4,133	$12,466	$7,190

9. Related party transactions

The Company had notes receivable of $0 and $231,000 due from executive officers at September 30, 2003 and December 31, 2002, respectively. These notes bore interest at 7.00% and were due on demand. During the third quarter of 2003, two of the notes totaling $171,000 were repaid and the remaining note of $69,000 was forgiven as a component of annual compensation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three and nine months ended September 30, 2002 to separately reflect the results of discontinued operations for properties that have since been sold. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three and nine months ended September 30, 2002. See the discussions of discontinued operations in the “Results of Operations” section below.

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

During the nine months ended September 30, 2003, eight non-strategic assets were sold. The cash proceeds were used toward the purchase of two shopping center assets and to pay down our revolving credit facility. During the nine months ended September 30, 2002, five non-strategic assets were sold, the proceeds of which were used to purchase a shopping center asset.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of $362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and as of September 30, 2003 we may issue up to 253,598 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them. We expect that the more significant part of our growth in the next year or two will come from rent increases from the re-leasing and re-tenanting initiatives of the assets acquired in the Center Trust acquisition, additional acquisitions and the stabilization of other properties acquired during 2002.

Results of Operations

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Total revenue increased by $55,773,000, or 39.5%, to $196,797,000 for the nine months ended September 30, 2003, from $141,024,000 for the nine months ended September 30, 2002.

Rental revenue, which includes base rent and percentage rent, increased by $43,973,000, or 40.0%, to $153,823,000 for the nine months ended September 30, 2003, from $109,850,000 for the nine months ended September 30, 2002. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $13,039,000, or 49.8%, to $39,232,000 for the nine months ended September 30, 2003, from $26,193,000 for the nine months ended September 30, 2002. This increase resulted primarily from the acquisition of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 87.1% for the nine months ended September 30, 2003 compared to 92.1% for the nine months ended September 30, 2002. The decrease in recovery percentage compared to the prior year period reflects the impact of the acquisition of the Center Trust portfolio in that Center Trust’s historical recovery rate was lower than Pan Pacific’s recovery rate. We expect that the recovery percentage will increase over time as occupancy is increased in the acquired assets.

Other income decreased by $1,294,000, or 26.6%, to $3,564,000 for the nine months ended September 30, 2003, from $4,858,000 for the nine months ended September 30, 2002. The decrease resulted principally from a reduction of interest income on our Plaza Escuela corporate note receivable which was repaid in the third quarter of 2002. This decrease was partially offset by interest income recorded on other notes receivable issued during 2003 related to property sales as well as interest on notes receivable we assumed upon the acquisition of the Center Trust portfolio.

Property operating expenses increased by $11,017,000, or 63.2%, to $28,453,000 for the nine months ended September 30, 2003, from $17,436,000 for the nine months ended September 30, 2002. This increase resulted primarily from our acquisition of the Center Trust portfolio. Property taxes increased by $5,550,000, or 50.4%, to $16,567,000 for the nine months ended September 30, 2003, from $11,017,000 for the nine months ended September 30, 2002. The increase in property taxes was also primarily the result of the acquisition of the Center Trust portfolio.

Depreciation and amortization increased by $7,143,000, or 31.7%, to $29,665,000 for the nine months ended September 30, 2003, from $22,522,000 for the nine months ended September 30, 2002. This was primarily due to the acquisition of the Center Trust portfolio.

Interest expense increased by $9,323,000, or 27.3%, to $43,517,000 for the nine months ended September 30, 2003, from $34,194,000 for the nine months ended September 30, 2002. The increase was primarily the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2002. Interest expense also increased as a result of our issuance of $55,000,000, in aggregate principal amount, of senior notes in June 2002, our issuance of $100,000,000, in aggregate principal amount, of senior notes in December 2002 and our issuance of $75,000,000, in aggregate principal amount, of senior notes in June 2003. The stated interest rates of 5.75%, 6.125% and 4.70% on the senior note issuances, respectively, are higher than our cost to borrow funds under our revolving credit facility which were paid down with the net proceeds of the notes offerings.

General and administrative expenses increased by $2,785,000, or 36.4%, to $10,438,000 for the nine months ended September 30, 2003, from $7,653,000 for the nine months ended September 30, 2002. This increase resulted primarily from increased staffing required as a result of the acquisition of Center Trust, annual compensation increases during 2003, accrued compensation for bonuses and costs associated with new corporate governance initiatives. As a percentage of total revenue, general and administrative expenses were 5.3% for the nine months ended September 30, 2003 as compared to 5.4% for the nine months ended September 30, 2002.

Discontinued operations for the nine months ended September 30, 2003 of $12,466,000 reflects the operating results of seven of the eight non-strategic assets that were sold during the period. Included in this amount is gain on sale of $8,054,000. Discontinued operations for the nine months ended September 30, 2002 of $7,190,000 reflects the operating results of two of the eight non-strategic assets that were sold during the nine months ended September 30, 2003 and were owned in 2002 and nine non-strategic assets that were sold during the second half of 2002.

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

Total revenue increased by $19,652,000, or 40.5%, to $68,118,000 for the three months ended September 30, 2003, from $48,466,000 for the three months ended September 30, 2002.

Rental revenue, which includes base rent and percentage rent, increased by $15,268,000, or 40.5%, to $53,007,000 for the three months ended September 30, 2003, from $37,739,000 for the three months ended September 30, 2002. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $4,631,000, or 51.2%, to $13,680,000 for the three months ended September 30, 2003, from $9,049,000 for the three months ended September 30, 2002. This increase resulted primarily from the acquisition of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 89.6% for the three months ended September 30, 2003 compared to 93.0% for the three months ended September 30, 2002. The decrease in recovery percentage compared to the prior year period reflects the impact of the acquisition of the Center Trust portfolio in that Center Trust’s historical recovery rate was lower than Pan Pacific’s recovery rate. We expect that the recovery percentage will increase over time as occupancy is increased in the acquired assets.

Other income decreased by $273,000, or 16.6%, to $1,371,000 for the three months ended September 30, 2003, from $1,644,000 for the three months ended September 30, 2002. The decrease resulted principally from a reduction of interest income on our Plaza Escuela corporate note receivable which was repaid in the third quarter of 2002. This decrease was partially offset by interest income recorded on other notes receivable issued during 2003 related to property sales as well as interest on notes receivable we assumed upon the acquisition of the Center Trust portfolio.

Property operating expenses increased by $3,556,000, or 58.7%, to $9,611,000 for the three months ended September 30, 2003, from $6,055,000 for the three months ended September 30, 2002. This increase resulted primarily from our acquisition of the Center Trust portfolio. Property taxes increased by $1,974,000, or 53.6%, to $5,654,000 for the three months ended September 30, 2003, from $3,680,000 for the three months ended September 30, 2002. The increase in property taxes was also primarily the result of the acquisition of the Center Trust portfolio.

Depreciation and amortization increased by $2,631,000, or 34.2%, to $10,321,000 for the three months ended September 30, 2003, from $7,690,000 for the three months ended September 30, 2002. This was primarily due to the acquisition of the Center Trust portfolio.

Interest expense increased by $3,083,000, or 25.9%, to $14,996,000 for the three months ended September 30, 2003, from $11,913,000 for the three months ended September 30, 2002. The increase was primarily the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2002. Interest expense also increased as a result of our issuance of $100,000,000, in aggregate principal amount, of senior notes in December 2002 and our issuance of $75,000,000, in aggregate principal amount, of senior notes in June 2003. The stated interest rates of 6.125% and 4.70% on the senior note issuances, respectively, are higher than our cost to borrow funds under our revolving credit facility which were paid down with the net proceeds of the notes offerings.

General and administrative expenses decreased by $162,000, or 6.7%, to $2,243,000 for the three months ended September 30, 2003, from $2,405,000 for the three months ended September 30, 2002. This decrease resulted primarily from an increase in internal capitalized leasing costs, which is an offset to related general and administrative expenses, as well as a reduction in accrued compensation for bonuses. These decreases were partially offset by increased staffing required as a result of the acquisition of Center Trust and annual compensation increases during 2003. As a percentage of total revenue, general and administrative expenses were 3.3% for the three months ended September 30, 2003 as compared to 5.0% for the three months ended September 30, 2002.

No properties were sold in the three months ended September 30, 2003. Discontinued operations for the three months ended September 30, 2002 of $4,133,000 reflects the operating results of two of the eight non-strategic assets that were sold during the first half of 2003 and were owned in 2002 and nine non-strategic assets that were sold during the second half of 2002.

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

The following table presents our Funds from Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income	$24,525,000	$20,453,000	$78,322,000	$53,829,000
Add:
Depreciation and amortization	10,321,000	7,690,000	29,665,000	22,522,000
Depreciation of discontinued operations	—	212,000	159,000	742,000
Depreciation of unconsolidated entities	59,000	64,000	177,000	143,000
Operating subsidiary minority interests	463,000	359,000	1,306,000	1,085,000
Less:
Gain on sale of discontinued operations	—	(2,823,000)	(8,054,000)	(2,823,000)
Depreciation of minority interests	—	—	(56,000)	—
Depreciation of non-real estate corporate assets	(76,000)	(141,000)	(375,000)	(420,000)

Funds from Operations	$35,292,000	$25,814,000	$101,144,000	$75,078,000

Weighted average number of shares of common stock outstanding (assuming dilution)	41,096,179	34,572,162	40,561,505	34,374,532

Cash Flows

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Net cash provided by operating activities increased by $43,624,000 to $107,719,000 for the nine months ended September 30, 2003, as compared to $64,095,000 for the nine months ended September 30, 2002. The increase was primarily the result of an increase in operating income due to the acquisition of Center Trust, an increase in accounts payable, accrued expenses and other liabilities as well as the change in the decrease in prepaid expenses. This increase was offset by an increase in income from discontinued operations including the gain on sale thereon.

Net cash provided by investing activities increased by $179,547,000 to $103,691,000 for the nine months ended September 30, 2003, as compared to net cash used in investing activities of $75,856,000 for the nine months ended September 30, 2002. The increase was primarily the result of proceeds from the sale of real estate, the receipt of equity repayments from an unconsolidated entity, a decrease in acquisitions of and additions to properties and a decrease in funds held in escrow pending property acquisition offset by cash used in the acquisition of Center Trust and a decrease in collections of notes receivable.

Net cash used in financing activities increased by $247,569,000 to $207,824,000 for the nine months ended September 30, 2003, as compared to net cash provided by financing activities of $39,745,000 for the nine months ended September 30, 2002. The increase primarily resulted from an increase in notes payable payments, an increase in line of credit payments, a decrease in issuance of common shares and an increase in distributions paid. These increases were offset by an increase in line of credit proceeds and an increase in the issuance of senior notes.

Liquidity and Capital Resources

Our total market capitalization at September 30, 2003 was approximately $2,679,983,000, based on the market closing price of our common stock at September 30, 2003 of $43.00 per share (assuming the conversion of 824,082 operating subsidiary units to common stock) and our debt outstanding of approximately $912,179,000 (exclusive of accounts payable, accrued expenses and financial instruments subject to mandatory redemption). As a result, our debt to total market capitalization ratio was approximately 34.0% at September 30, 2003. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization.

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

In March 2003, we entered into a new $300,000,000 revolving credit facility with a maturity date of March 2006. At September 30, 2003, we had $62,000,000 drawn on our revolving credit facility leaving $238,000,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.70% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at September 30, 2003 was 1.83%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In September 2003, we drew down $25,923,000 on our revolving credit facility to pay off the mortgage note on the Mineral King property and the construction loan on the Olympia Place development.

In June 2002, we issued $55,000,000 of 5.75% senior notes due June 29, 2007. In December 2002, we issued $100,000,000 of 6.125% senior notes due January 15, 2013. In June 2003, we issued $75,000,000 of 4.70% senior notes due June 1, 2013. The net proceeds from these offerings were used to repay borrowings under our revolving credit facility.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however we are not a party to any derivative financial instruments at September 30, 2003. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2001	January 30, 2001	February 16, 2001	March 15, 2001	$0.455
June 30, 2001	May 16, 2001	May 25, 2001	June 15, 2001	$0.455
September 30, 2001	August 14, 2001	August 31, 2001	September 14, 2001	$0.455
December 31, 2001	November 13, 2001	November 30, 2001	December 14, 2001	$0.455
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.475
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.475
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.475
December 31, 2002	October 30, 2002	November 29, 2002	December 13, 2002	$0.475
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.500
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.510
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$0.510

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

Off-Balance Sheet Arrangements

On September 30, 2002, Plaza Escuela Holding Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, wherein we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. In January 2003, we received an equity paydown of $3,990,000. In May 2003, we received an equity paydown of $800,000. In August 2003, we received an equity paydown of $1,000,000. Our remaining equity position of $1,805,000 continues to earn a preferred return of 12%. In addition, we are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the equity paydowns and cash flow participation will be used primarily to repay borrowings under our revolving credit facility. At September 30, 2003, the balance of the Plaza Escuela Holding Co., LLC loan was $41,635,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At September 30, 2003, the balance of the loan was $17,775,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance sheet financings to which we are a party.

Contractual Obligations and Contingent Liabilities

All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. Our indebtedness outstanding at September 30, 2003, which includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility, is as follows:

Year	Amount
2003	$1,400,000
2004	$68,356,000
2005	$13,172,000
2006	$122,660,000
2007	$133,413,000
2008	$28,864,000
2009	$114,473,000
2010	$49,155,000
2011	$157,342,000
2012	$42,709,000
2013 and thereafter	$181,000,000

Payments due in the year 2004 include senior note redemptions of $50,000,000. Payments due in the year 2006 include the balance drawn on our revolving credit facility at September 30, 2003 of $62,000,000 and senior note redemptions of $25,000,000. Payments due in 2007, 2008, 2010, 2011 and 2013 include senior note redemptions of $55,000,000, $25,000,000, $25,000,000, $150,000,000 and $175,000,000, respectively. Payments due in 2013 also include property level bonds due of $6,000,000. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

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

Interest Rate Risk

As of September 30, 2003, we had $68,000,000 of outstanding floating rate debt under our revolving credit facility and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2003. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.1% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,879,797,000 and a market capitalization of $1,767,805,000 of our common stock and operating subsidiary units.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

4.13	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated September 20, 2002, and incorporated herein by reference).

4.14

Minutes of a meeting of the Pricing Committee held on September 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated September 20, 2002, and incorporated herein by reference).

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

10.1*	Form of Restricted Stock Agreement between Stuart A. Tanz and Pan Pacific Retail Properties, Inc.

10.2*	Form of Restricted Stock Agreement between Joseph B. Tyson and Pan Pacific Retail Properties, Inc.

10.3*	Form of Restricted Stock Agreement between Jeffrey S. Stauffer and Pan Pacific Retail Properties, Inc.

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

(b)	Reports on Form 8-K.

The Company filed one Current Report on Form 8-K during the quarter ended September 30, 2003.

The report dated July 31, 2003 reported under Items 7 and 9 the Company’s press release which set forth the results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2003.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:		By:
	/s/ Stuart A. Tanz		/s/ Joseph B. Tyson
	Stuart A. Tanz		Joseph B. Tyson, CPA
	Director, Chairman, Chief Executive		Executive Vice President, Chief Financial
	Officer and President		Officer and Secretary (Principal
Financial and Accounting Officer)