Form 10-K
period 2003-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2004-03-12
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,574,600,000.

As of March 5, 2004, the number of shares of the Registrant’s common stock outstanding was 40,355,381.

Pan Pacific Retail Properties, Inc.’s Definitive Proxy Statement for the 2004 annual meeting of stockholders is incorporated by reference into Part III herein.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference information from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

PAN PACIFIC RETAIL PROPERTIES, INC.

PART I

ITEM 1.	BUSINESS

We are a self-administered and self-managed real estate investment trust, or REIT. Our portfolio consists principally of community and neighborhood shopping centers predominantly located in five key Western U.S. markets.

At December 31, 2003, 2002 and 2001 our total assets were $1,863,348,000, $1,424,240,000 and $1,339,290,000, respectively. At December 31, 2003, we owned a portfolio comprised of 130 shopping center properties, of which 124 are located in the Western United States in our five key markets including 40 in Northern California, 37 in Southern California, 21 in Oregon, 14 in Washington and 12 in Nevada. The portfolio includes approximately 20.8 million square feet of retail space, which was 95.4% leased to a diverse mix of 3,199 tenants.

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

On January 17, 2003, we acquired Center Trust, Inc., a Maryland corporation. The transaction was a stock for stock exchange including assumption of debt whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and were obligated to issue up to 284,263 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them.

We employed 135 people as of December 31, 2003, including eleven executive officers and senior personnel, in the areas of administration, accounting services, property management, maintenance, leasing, acquisitions and business development. Our executive offices are located at 1631-B South Melrose Drive, Vista, California 92081, and our telephone number is (760) 727-1002. In addition to personnel located at our executive offices, we operate regional offices in Las Vegas, Nevada; Kent, Washington; Portland, Oregon; and Sacramento, California. Each of our regional offices is responsible for property management, maintenance and leasing.

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

You can access free of charge a copy of the periodic and current reports we file with the Securities and Exchange Commission at www.sec.gov. Additionally, our periodic and current reports, such as our Forms 10-K, 10-Q and 8-K as well as all amendments to those filings, are made available on our website at www.pprp.com as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission. You can also access on our website our Code for Senior Officers, Policy for Reporting Complaints and Violations, Audit Committee Charter, Nominating/Corporate Governance Committee Charter and Compensation Committee Charter.

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

During 1998, we formed Pan Pacific (Portland), LLC with us as sole managing member. In exchange for four properties which were contributed to Pan Pacific (Portland), 832,617 units were issued to certain non-managing members. During 2001, 400,000 units were redeemed for common stock. No units were redeemed in 2002. In 2003, 100,000 units were redeemed for common stock and 131,590 units were redeemed for cash of $5,540,000.

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

In the third quarter of 1999, we formed Pan Pacific (Rancho Las Palmas), LLC and Pan Pacific (RLP), Inc. in connection with the acquisition of the Rancho Las Palmas shopping center. We and Pan Pacific (RLP) are co-managing members of Pan Pacific (Rancho Las Palmas). As part of this acquisition and in exchange for an interest in the asset contributed to Pan Pacific (Rancho Las Palmas) by an individual, 314,587 non-managing member units were issued to this individual. Distributions are made to this non-managing member at a rate equal to dividend distributions paid by us on a share of our common stock. The non-managing member can seek redemption of its units after the first anniversary. We, at our option, may redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) by paying cash for units based on a ten day average stock price. As of December 31, 2003, no units have been redeemed.

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

In connection with our acquisition of Western in November 2000, we entered into new financing arrangements including a $300,000,000 revolving credit facility and a $100,000,000 term credit loan. The revolving credit facility was set to mature in January 2004 and was amended and restated in March 2003 as discussed in more detail below. The term credit loan was repaid in full in July 2001. Our borrowing rate under the revolving credit facility was LIBOR plus 1.10% while the borrowing rate under the term credit loan was LIBOR plus 1.20%.

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

We were the managing member of a joint venture, created for the purpose of developing Olympia Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At our option, amounts borrowed under the construction loan bore interest at either LIBOR plus 1.95% or a reference rate. At December 31, 2002 and December 31, 2001, $15,601,000 and $0, respectively, had been drawn on the construction loan. The construction loan was repaid in full in September 2003. In June 2003 we acquired 100 % of the non-managing member’s interest in the joint venture resulting in this LLC becoming wholly-owned by us. We subsequently merged the joint venture entity into Pan Pacific Retail Properties, Inc. At December 31, 2003 the development was essentially complete and will be included in our operating properties beginning in the first quarter of 2004.

In June 2002, we issued $55,000,000 in aggregate principal amount of 5.75% senior notes due June 2007. We sold these notes at 99.458% of the principal amount and used the net proceeds from the offering to repay borrowings under our revolving credit facility. In December 2002, we issued $100,000,000 in aggregate principal amount of 6.125% senior notes due January 2013. We sold these notes at par value and used the net proceeds from the offering to repay borrowings under our revolving credit facility.

We are a general partner of a joint venture, which owns a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At December 31, 2003 and 2002, the balance of the loan was $17,735,000 and $17,901,000, respectively. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

On September 30, 2002, Plaza Escuela Holding Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, through which we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. In January 2003, we received a return of capital of $3,990,000. In May 2003, we received a return of capital of $800,000. In August 2003, we received a return of capital of $1,000,000. Our remaining equity position of $1,805,000 continues to earn a preferred return of 12%. In addition, we are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the returns of capital and cash flow participation will be used primarily to repay borrowings under our revolving credit facility. At December 31, 2003, the balance of the Plaza Escuela Holding Co., LLC loan was $41,529,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of $362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and 284,263 units were issued to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them. Distributions are made to the limited partners at a rate equal to the dividend distribution paid by us on a share of our common stock. A limited partner can seek redemption of their units at any time. We may, at our option, upon receipt of a redemption notice, redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) by paying cash for units based on a ten day average stock price. In 2003, 33,964 units were redeemed for cash of $1,246,000.

In March 2003, we entered into an amended and restated unsecured $300,000,000 revolving credit facility which bears interest, at our option, at either LIBOR plus 0.70% or a reference rate. This credit facility expires in March 2006. At December 31, 2003 and 2002, the amount drawn on this line of credit was $48,250,000 and $66,000,000, respectively, and the interest rate was 1.86% and 2.97%, respectively. The credit facility requires us to pay a quarterly fee of 0.20% per annum on the total aggregate commitment. We at our sole option may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2007, assuming satisfaction of certain conditions.

In June 2003, we issued $75,000,000 in aggregate principal amount of 4.70% senior notes due June 2013. We sold these notes at 99.755% of the principal amount and used the net proceeds from the offering to repay borrowings under its line of credit.

During 2003, nine non-strategic assets were sold, including two regional malls that were acquired as part of the Center Trust acquisition, which generated net cash proceeds of approximately $190,000,000 which were used primarily to repay borrowings under our revolving credit facility.

Dispositions

We dispose of non-strategic assets if we can obtain attractive terms on the sale and redeploy the proceeds into acquisitions in our core markets with growth opportunities.

During 1999, we disposed of three non-strategic assets. We took back a portion of the proceeds on one sale in the form of a note receivable secured by a deed of trust. The balance of the net proceeds, as well as the net proceeds from another sale, received in cash, were used to repay indebtedness under our revolving credit facility. The net proceeds from the other sale were placed with an exchange accommodator and used to acquire another strategic shopping center property in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code.

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

During 2003, we disposed of two regional malls acquired in the Center Trust merger, six shopping centers and an office building parcel. We took back a portion of the proceeds on these sales in the form of three notes receivable secured by deeds of trust, two of which were paid off by December 31, 2003. The balance of the net proceeds on the sales was received in cash. On four of the sales, the cash proceeds were placed with an exchange accommodator and used to acquire other strategic shopping center properties in like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

We may dispose of certain non-strategic assets over the next year. However, if after taking into account the tax consequences of any disposition, including our continued ability to qualify as a REIT, we determine that a disposition would not be in our best interest, we will not dispose of such asset.

Competition

There are numerous other developers and real estate companies (both public and private), financial institutions and other investors engaged in the development, acquisition and operation of shopping centers and commercial property which compete with us in our trade areas. This results in competition for both acquisitions of existing income-producing properties and for tenants to occupy the space that we and our competitors develop, acquire and manage.

We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. We also believe that our competitive advantages include the favorable locations of our properties, our ability to provide a retailer with multiple locations with anchor tenants and the practice of continuous maintenance and renovation of our properties as is appropriate.

No single competitor or group of competitors in any of our chosen markets is believed to be dominant in that market. However, their competition may:

•	reduce properties available for acquisition or development;

•	increase the cost of properties available for acquisition or development;

•	reduce rents payable to us;

•	interfere with our ability to attract and retain tenants; and

•	lead to increased vacancy rates at our properties.

Retailers at our properties also face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition could contribute to lease defaults and insolvency of our tenants.

Certain Cautionary Statements

There are Certain Risks Inherent to Investment in Real Estate. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If our properties do not generate revenue sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs. This would adversely affect our cash flow and ability to service our debt and make distributions to our stockholders.

Our revenue and the value of our properties may be adversely affected by a number of factors, including:

•	the national economic climate;

•	the local economic climate;

•	local real estate conditions;

•	changes in retail expenditures by consumers;

•	the perceptions of prospective tenants of the attractiveness of the properties;

•	the success of our anchor tenants;

•	our ability to manage and maintain the properties and secure adequate insurance;

•	increases in operating costs (including real estate taxes, insurance and utilities); and

•	future acts of terrorism or war or risk of war.

In addition, real estate values and income from properties are also affected by factors such as applicable laws, including tax laws, interest rate levels and the availability of financing.

We May be Unable to Retain Tenants and Relet Space. We will be subject to the risks that, upon expiration or termination, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases covering a total of approximately 6.5% and 51.7% of the leased gross leasable area, or GLA, of our properties will expire through the end of 2004 and 2008, respectively. We budget for renovation and reletting expenses, which takes into consideration our view of both the current and expected market conditions in the geographic regions in which our properties are located, but budgeted amounts may be insufficient to cover these costs. Our cash flow and ability to make expected distributions to stockholders could be adversely affected, if:

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

Changes in the Economic or Other Market Conditions in Certain Geographic Regions Could Adversely Affect Our Results of Operations. As of December 31, 2003, we have 40 properties with total GLA of 5,665,000 square feet located in Northern California, 37 properties with total GLA of 6,322,000 square feet located in Southern California, 21 properties with total GLA of 3,386,000 square feet located in Oregon, 14 properties with total GLA of 2,356,000 square feet located in Washington and 12 properties with total GLA of 2,098,000 square feet located in Nevada. To the extent that general economic or other relevant conditions in these regions decline and result in a decrease in consumer demand in these regions, the results of our operations may be adversely affected.

We May Not be Able to Respond Quickly to Changing Market Conditions Due to the Illiquidity of Real Estate. Equity real estate investments are relatively illiquid. This illiquidity limits our ability to adjust our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits a REIT’s ability to sell properties held for fewer than four years, which may limit our ability to sell our properties at optimal times and for the highest price.

Competition with Other Developers and Real Estate Companies Could Materially Affect Our Ability to Generate Net Income, Service Our Debt and Make Distributions to Our Stockholders. There are numerous commercial developers and real estate companies that compete with us in seeking tenants for properties, properties for acquisition and land for development. There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition may reduce properties available for acquisition or development, reduce percentage rents payable to us and may, through the introduction of competition, contribute to lease defaults or insolvency of tenants. Thus, competition could materially affect our ability to generate net income, service our debt and make distributions to our stockholders.

Compliance with Changes in Laws May Result in Significant Unexpected Expenditures. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, these increases may adversely affect our cash flow and our ability to service our debt and make distributions to stockholders. Our properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act of 1990 and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. In addition, these requirements may not be changed and new requirements may be imposed that would require significant unanticipated expenditures by us. Any of these events could adversely affect our cash flow and expected distributions.

We Rely on Certain Tenants and Anchors and the Closing of One or More Anchor-Occupied Store Could Adversely Affect that Property, Resulting in Lease Terminations and Reductions in Rent. Our income and funds from operations could be adversely affected in the event of the bankruptcy or insolvency, or a downturn in the business, of any anchor store, or if any anchor tenant does not renew its lease when it expires. If tenant sales at our properties were to decline, tenants might be unable to pay their rent or other occupancy costs. In the event of default by a tenant, delays and costs in enforcing our rights could be experienced. In addition, the closing of one or more anchor-occupied stores or lease termination by one or more anchor tenants of a shopping center, whose leases may permit termination, could adversely impact that property and result in lease terminations or reductions in rent by other tenants, whose leases may permit termination or rent reduction in those circumstances. This could adversely affect our ability to re-lease the space that is vacated. Each of these developments could adversely affect our funds from operations and our ability to service our debt and make expected distributions to stockholders. For the year ended December 31, 2003, our annualized base rent attributable to anchor tenants was 39.2% of our total annualized base rent.

There is a Lack of Operating History With Respect to Our Recent Acquisition and Development of Properties and We May Not Succeed in the Integration or Management of Additional Properties. At December 31, 2003, we owned and operated 130 properties, consisting of approximately 20.8 million square feet of space. Fifty-three of our properties were acquired during 2000, primarily through the acquisition of Western. These properties, together with other individual acquisitions and the 31 properties which we acquired in 2003 in connection with our acquisition of Center Trust, some of which have been sold, may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We may not succeed with this integration or effectively manage additional properties. Also, newly acquired properties may not perform as expected.

Our Indebtedness Could Adversely Affect Our Financial Results. We are subject to risks normally associated with debt financing, including:

•	the risk that our cash flow will be insufficient to meet required payments of principal and interest;

•	the risk that existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) will not be able to be refinanced; or

•	the terms of any refinancing will not be as favorable as the terms of existing indebtedness.

At December 31, 2003, we had outstanding indebtedness of approximately $897,035,000. Since we anticipate that only a small portion of the principal of the indebtedness will be repaid prior to maturity, and that we will not have funds on hand sufficient to repay the balance of the indebtedness in full at maturity, it will be necessary for us to refinance the debt either through additional borrowings or equity or debt offerings. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all of this maturing debt. Also, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to refinanced indebtedness would increase. This could adversely affect our cash flow and our ability to make expected distributions to our stockholders. In addition, if we are unable to refinance the indebtedness on acceptable terms, we might dispose of properties upon disadvantageous terms, which might result in losses to us and might adversely affect funds available for distribution to stockholders.

Potential Defaults Under Mortgage Financing Could Negatively Impact Our Financial Success. At December 31, 2003, we had approximately $345,077,000 of mortgage financing and property level bonds. The payment and other obligations under certain of the mortgage financing is secured by cross-collateralized and cross-defaulted first mortgage liens in the aggregate amount of approximately $52,794,000 on four properties, $50,830,000 on four other properties, $49,954,000 on four other properties, $41,388,000 on three properties, $15,863,000 on three other properties and $32,401,000 on two properties. If we are unable to meet our obligations under the mortgage financing, the properties securing that debt could be foreclosed upon. This could have a material adverse effect on us and our ability to make expected distributions and could threaten our continued viability.

Rising Interest Rates on Our Variable-Rate Debt Could Negatively Impact our Financial Success. Advances under our revolving credit agreement bear interest at a variable-rate. In addition, we may incur other variable-rate indebtedness in the future. Increases in interest rates on that indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to service our debt and pay expected distributions to stockholders.

Loss of Our Tax Status as a Real Estate Investment Trust Would Have Significant Adverse Consequence to Us and the Value of Our Securities. Commencing with our taxable year ended December 31, 1997, we believe that we have qualified as a REIT under the Internal Revenue Code. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and some on a quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. These requirements involve the determination of various facts and circumstances not entirely within our control. Legislation, new regulations, administrative interpretations or court decisions may adversely affect, possibly retroactively, our ability to qualify as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT in any taxable year, among other things:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;

•	we will be subject to increased state and local taxes;

•	we will be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which we lost our qualification (unless entitled to relief under certain statutory provisions);

•	distributions to stockholders would be subject to tax as ordinary corporate distributions; and

•	we would not be required to make distributions to stockholders.

As a result of these factors, our failure to qualify as a real estate investment trust also could impair our ability to expand our business and raise capital, could substantially reduce the funds available for distribution to our stockholders and could reduce the trading price of our common stock.

We are Subject to Certain Distribution Requirements Which Could Require Us to Borrow on a Short-Term Basis. To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and by excluding net capital gains each year. We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income (including net capital gains) each year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay, with respect to any calendar year, are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to reduce exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

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

We intend to expand or renovate our properties from time to time. Expansion and renovation projects generally require expenditure of capital as well as various government and other approvals, which we may not receive. While our policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with such activities, we will still incur certain risks, including expenditures of funds on, and devotion of management’s time to, projects that may not be completed. The Company intends to renovate properties only to the extent necessary to keep the properties in good working order. These renovations generally involve minor as-needed projects such as painting and landscaping.

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

No Limitation on Amount of Indebtedness We May Incur Which Could Increase the Risk of Default on Our Indebtedness. Our total market capitalization at December 31, 2003 was approximately $2,856,125,000, based on the market closing price of our common stock at December 31, 2003 of $47.65 per share (assuming the conversion of 820,782 operating subsidiary units to common stock) and our debt outstanding of approximately $897,035,000 (exclusive of accounts payable and accrued expenses). At December 31, 2003, our debt to total market capitalization ratio was approximately 31.4% (assuming the conversion of all operating subsidiary units). We currently have a board of directors approved policy of incurring debt only if upon incurrence the debt to total market capitalization ratio would be 50% or less. It should be noted, however, that our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Accordingly, our board of directors could alter or eliminate this policy. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and, consequently, reduce the amount available for distribution to stockholders. This could also increase the risk of default on our indebtedness.

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

We May be Subject to Tax Upon Disposition of Properties with Built-In Gain. In connection with our formation in 1997, certain entities taxable as “C” corporations were merged either into us or into our subsidiaries which qualified as “qualified REIT subsidiaries”. Certain of these entities held 13 properties with “built-in gain” at the time the entities were merged into us or into our subsidiaries. During 2002, Oregon Real Estate Services, Inc., a “C” corporation, was merged into us. At the time Oregon Real Estate Services, Inc. was merged into us, it held 10 properties and land with “built-in gain”. A property has “built-in gain” if (i) on the day it was acquired, the former owner’s tax basis in the property was less than the property’s fair market value, and (ii) it was acquired in a transaction in which our tax basis in the property was determined by reference to the former owner’s tax basis in the property. Under the applicable Treasury Regulations, if these properties are sold within 10 years of the date we acquired them, we may be required to pay taxes on the built-in gain that would have been realized if the merging “C” corporation had liquidated on the day before the date of the merger. Therefore, we may have less flexibility in determining whether or not to dispose of these properties. If we desire to dispose of these properties at some future date within the 10 year periods, we may be subject to tax on the built-in gain.

Future Acts of Terrorism or War or Risk of War May Have a Negative Impact on Our Business. The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce. There can be no assurance that the armed hostilities will not escalate or that these terrorist attacks, or the United States’ responses to them, will not lead to further acts of terrorism and civil disturbances, which may further contribute to economic instability. Any armed conflict, civil unrest or additional terrorist activities, and the attendant political instability and societal disruption, may adversely affect our results of operations, financial condition, the ability to raise capital or our future growth.

Ownership of Partnership Interest Could Jeopardize Our Status as a REIT. We have direct or indirect control of certain partnerships in which we are a partner and intend to continue to operate them in a manner consistent with the requirements for qualification as a real estate investment trust. If a partnership in which we own an interest takes or expects to take actions which could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity. In addition, it is possible that a partnership could take an action which could cause us to fail a REIT income or asset test, and that we would not become aware of such action in a time frame which would allow us to dispose of our interest in the partnership or take other corrective action on a timely basis. In such a case, we could fail to qualify as a REIT.

ITEM 2.	PROPERTIES

General

As of December 31, 2003, we owned and operated 130 neighborhood and community shopping centers containing 20.8 million square feet of which 18.4 million square feet is owned by us with the balance owned by certain retailers. These properties are primarily situated in five key Western U.S. markets including Northern California, Southern California, Oregon, Washington and Nevada, each of which we believe has attractive economic and demographic characteristics. The largest concentration of properties, consisting of 30% of our owned gross leasable area, is located in Southern California. Another 28% of our owned gross leasable area is located in Northern California, 17% in Oregon, 11% in Nevada and 10% in Washington. In addition, properties consisting of the remaining 4% of our owned gross leasable area are located in Arizona, New Mexico, Tennessee and Kentucky. As of December 31, 2003, 95.4% of our total owned gross leasable area was leased by tenants under 3,199 leases.

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

As a result of our in-house leasing program, these properties benefit from a diversified merchandising mix. At December 31, 2003, 61% of the total owned and occupied gross leasable area was leased to national tenants, 18% leased to regional tenants and 21% to local tenants. To promote stability and attract non-anchor tenants, we generally enter into long-term leases (typically 15 to 20 years) with major or anchor tenants, those with 15,000 square feet or more, which usually contain provisions permitting tenants to renew their leases at rates which often include fixed rent increases or consumer price index adjustments from the prior base rent. At December 31, 2003, anchor tenants leased 57% of the total owned gross leasable area, with 71% of anchor-leased gross leasable area (41% of the total owned gross leasable area) scheduled to expire within the next 10 years. To take advantage of improving market conditions and changing retail trends, we generally enter into shorter term leases (typically three to five years) with non-anchor tenants. Our leases are generally on a triple-net basis, which require the tenants to pay their pro rata share of all real property taxes, insurance and property operating expenses.

The following tables provide information about our properties, our tenants and lease expirations.

Region		Number of Properties	Total Gross Leasable Area (1)	Percentage of Portfolio GLA (%)	Percentage Leased as of 12/31/2003	Total Number of Tenants	Annualized Base Rent ($) (2)	% Portfolio Base Rent (%)	Annualized Base Rent/ Sq. Ft. (3)
Northern California	NC	40	5,119,496	27.79	97.67	973	57,881,102	27.16	11.58
Southern California	SC	37	5,530,662	30.02	96.57	1,007	73,540,648	34.51	13.77
Washington	WA	14	1,894,797	10.29	96.96	313	21,875,426	10.27	11.91
Oregon	OR	21	3,150,200	17.10	93.96	489	30,929,610	14.52	10.45
Nevada	NV	12	2,037,867	11.06	94.92	315	24,219,665	11.37	12.52
Arizona	AZ	3	453,686	2.46	64.45	58	2,935,668	1.38	10.04
Other	O	3	235,680	1.28	86.51	44	1,692,218	0.79	8.30
Total		130	18,422,388	100.00	95.37	3,199	213,074,337	100.00	12.13

(1)	Represents gross leasable area (‘GLA’) owned by the Company. Excludes 2,340,102 square feet owned by certain retailers.

(2)	Annualized base rent for all leases in place at December 31, 2003 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(3)	Annualized base rent divided by the owned GLA leased at December 31, 2003.

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003(4)	Total # Tenants 12/31/2003(4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft.(3)	Major Retailers
NORTHERN CALIFORNIA
Angels Camp Town Center Angels Camp, CA	1986	77,967	3,000	80,967	96.1	11	584,727	7.80	Save Mart Supermarket, Rite Aid
Blossom Valley Plaza Turlock, CA	1988	111,612	0	111,612	98.1	20	1,284,736	11.73	Raley’s Supermarket, Jo-Ann Fabrics & Crafts
Brookvale Shopping Center Fremont, CA	1968 1989	131,242	0	131,242	100.0	19	1,469,768	11.20	Albertson’s Supermarket, Long’s Drugs
Cable Park Sacramento, CA	1987	160,811	0	160,811	97.9	31	1,401,275	8.90	Albertson’s Supermarket, Long’s Drugs
Canal Farms Los Banos, CA	1987	110,535	0	110,535	100.0	18	1,007,040	9.11	Save Mart Supermarket, Rite Aid
Century Center Modesto, CA	1979	214,772	0	214,772	100.0	36	1,892,533	8.81	Raley’s Supermarket, Gottschalks
Chico Crossroads Chico, CA	1988 1998	267,735	0	267,735	92.3	21	2,625,068	10.62	FoodMaxx Supermarket, Bed Bath & Beyond, Cost Plus, Barnes & Noble, Circuit City
Cobblestone Redding, CA	1984	122,091	0	122,091	95.1	28	1,059,441	9.12	Raley’s Supermarket
Commonwealth Square Folsom, CA	1987	141,310	0	141,310	96.8	42	2,109,906	15.42	Raley’s Supermarket
Country Gables Shopping Center Granite Bay, CA	1988	140,184	0	140,184	98.3	35	1,761,506	12.78	Raley’s Supermarket
Creekside Center Hayward, CA	1968	80,911	0	80,911	100.0	18	891,812	11.02	Albertson’s Supermarket (5), Big Lots
Dublin Retail Center Dublin, CA	1980	154,728	0	154,728	100.0	7	1,653,782	10.69	Orchard Supply, Marshall’s, Ross Dress for Less, Michael’s Arts & Crafts
Eastridge Plaza Porterville, CA	1985	81,010	0	81,010	95.2	13	519,610	6.73	Save Mart Supermarket (5), Rite Aid (5)
Elverta Crossing Sacramento, CA	1991	119,998	0	119,998	98.7	25	1,470,307	12.42	FoodMaxx Supermarket, Rite Aid, Factory 2 U
Fairmont Shopping Center Pacifica, CA	1988	104,281	0	104,281	98.5	29	1,461,724	14.23	Albertson’s Supermarket, Rite Aid
Fashion Faire Place San Leandro, CA	1987	95,255	0	95,255	95.5	17	1,465,364	16.12	Ross Dress for Less, Michael’s Arts & Crafts

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003(4)	Total # Tenants 12/31/2003(4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft.(3)	Major Retailers
Glen Cove Center Vallejo, CA	1990	66,000	0	66,000	100.0	11	936,169	14.18	Safeway Supermarket & Drug
Glenbrook Shopping Center Sacramento, CA	1973 2001	69,340	0	69,340	99.8	19	798,132	11.53	Big Lots
Heritage Park Shopping Center Suisun City, CA	1989	162,999	0	162,999	97.2	35	1,775,448	11.20	Raley’s Supermarket
Heritage Place Tulare, CA	1986	119,412	0	119,412	98.0	21	1,080,635	9.24	Save Mart Supermarket, Rite Aid
Kmart Center Sacramento, CA	1966 1983	132,630	0	132,630	100.0	17	785,345	5.92	K-Mart, Big Lots
Laguna 99 Plaza Elk Grove, CA	1992	89,600	116,200	205,800	100.0	24	1,560,993	17.42	Safeway Supermarket (6), Wal-Mart (2)
Laguna Village Sacramento, CA	1996	121,009	0	121,009	97.3	19	2,124,359	18.04	United Artists Theatres, 24 Hour Fitness
Lakewood Shopping Center Windsor, CA	1988	107,769	0	107,769	98.7	27	1,165,015	10.95	Raley’s Supermarket, U.S. Post Office
Lakewood Village Windsor, CA	1992	127,237	0	127,237	98.5	38	2,075,121	16.56	Safeway Supermarket, Long’s Drugs
Manteca Marketplace Manteca, CA	1972 1988	172,435	0	172,435	100.0	27	1,918,557	11.13	Save Mart Supermarket, Rite Aid, Stadium 10 Cinemas, Ben Franklin Crafts
Mineral King Visalia, CA	1983	39,060	76,276	115,336	69.3	12	428,284	15.83	Vons Supermarket (2), Longs Drugs (2)
Mission Ridge Plaza Manteca, CA	1992	96,657	99,641	196,298	95.9	15	1,347,146	14.53	Safeway Supermarket (6), Wal-Mart (2), Mervyn’s (2), Big 5
Monterey Plaza San Jose, CA	1990	183,180	49,500	232,680	100.0	31	2,865,865	15.65	Wal-Mart, Albertson’s Supermarket (2), Walgreens
Northridge Plaza Fair Oaks, CA	1990	98,625	0	98,625	100.0	21	845,233	8.57	Raley’s Supermarket
Park Place Vallejo, CA	1987	150,766	0	150,766	100.0	29	1,910,913	12.67	Raley’s Supermarket, 24 Hour Fitness
Pine Creek Shopping Center Grass Valley, CA	1988	213,035	0	213,035	98.6	36	2,368,358	11.27	Raley’s Supermarket, JC Penney

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003(4)	Total # Tenants 12/31/2003(4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft.(3)	Major Retailers
Plaza 580 Shopping Center Livermore, CA	1993	104,363	192,739	297,102	96.8	27	1,870,028	18.50	Target (2), Mervyn’s (2), Ross Dress for Less, Big 5 Sporting Goods
Rheem Valley Moraga, CA	1990	163,975	0	163,975	94.0	60	2,057,985	13.35	Longs Drugs, T. J. Maxx
Shops at Lincoln School Modesto, CA	1988	81,443	0	81,443	82.1	14	646,271	9.67	Save Mart Supermarket
Sky Park Plaza Chico, CA	1985	176,182	4,642	180,824	100.0	30	1,830,306	10.39	Raley’s Supermarket, Ross Dress for Less, Jo-Ann Fabrics & Crafts
Southpointe Plaza Sacramento, CA	1982	189,043	4,000	193,043	100.0	30	1,755,979	9.29	Seafood City Supermarket, Big 5 Sporting Goods
Ukiah Crossroads Ukiah, CA	1986	110,565	0	110,565	96.2	20	1,058,034	9.95	Raley’s Supermarket
Victorian Walk Fresno, CA	1990	102,581	0	102,581	98.6	21	920,422	9.10	Save Mart Supermarket
Yreka Junction Yreka, CA	1984	127,148	0	127,148	100.0	19	1,097,906	8.63	Raley’s Supermarket, JC Penney

Region Total/Weighted Average		5,119,496	545,998	5,665,494	97.7	973	$57,881,101.59	$11.58

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003 (4)	Total # Tenants 12/31/2003 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
SOUTHERN CALIFORNIA
Arlington Courtyard Riverside, CA	1991	12,221	0	12,221	89.0	5	136,804	12.58	True Value Hardware
Bixby Hacienda Plaza Hacienda Heights, CA	1986	135,012	0	135,012	100.0	42	2,474,380	18.33	Albertson’s Supermarket
Brookhurst Center Anaheim, CA	1982	184,949	0	184,949	97.9	43	2,262,691	12.49	Ralph’s Supermarket, Rite Aid
Canyon Square Plaza Santa Clarita, CA	1988	96,727	7,472	104,199	89.0	27	1,187,695	13.79	Albertson’s Supermarket & Drug
Chino Town Square Chino, CA	1987	337,687	188,064	525,751	86.7	47	4,246,278	14.51	Target (2), Mervyns (2), Wal-Mart (5), Ross Dress for Less
Country Fair Shopping Center Chino, CA	1992	168,264	43,440	211,704	100.0	27	2,401,643	14.27	Albertson’s Supermarket, Rite Aid, Petsmart
Date Palm Center Cathedral City, CA	1987	117,356	0	117,356	94.9	9	1,901,438	17.07	Sam’s Club
Del Norte Plaza Escondido, CA	1986	231,157	0	231,157	98.3	48	3,364,493	14.81	Von’s Supermarket, Sav-on Drugs, LA Fitness
El Camino North Oceanside, CA	1982 2003	366,991	126,500	493,491	97.1	61	5,471,944	15.36	Barnes & Noble, Michael’s Arts & Crafts, Petco (2), Ross Dress for Less, Stein Mart, Mervyn’s (2)
Encinitas Marketplace Encinitas, CA	1981	118,265	0	118,265	100.0	26	1,616,064	13.66	Albertson’s Supermarket
Fire Mountain Oceanside, CA	1987	92,378	0	92,378	100.0	20	2,190,276	23.71	Trader Joe’s Market, Aaron Bros., Lamps Plus
Fullerton Town Center Fullerton, CA	1987	270,647	146,880	417,527	98.1	30	4,397,724	16.57	Costco (2), AMC Theatres, Toys ‘R’ Us, Office Depot
Gardena Gateway Center Gardena, CA	1990	65,987	0	65,987	98.0	12	1,130,143	17.48	99 Ranch Market, Marukai Stores
Gordon Ranch Marketplace Chino Hills, CA	1991	114,573	0	114,573	94.3	39	1,995,523	18.46	Ralph’s Supermarket
Granary Square Valencia, CA	1982	143,333	0	143,333	100.0	32	2,408,710	16.80	Ralph’s Supermarket, Long’s Drugs
Kenneth Hahn Los Angeles, CA	1987	165,195	0	165,195	99.9	31	1,697,776	10.29	Food 4 Less Supermarket, Rite Aid, Factory 2 U

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003 (4)	Total # Tenants 12/31/2003 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
La Verne Towne Center La Verne, CA	1986	231,376	0	231,376	94.1	24	1,375,670	6.32	Von’s Supermarket, Target
Lakewood Plaza Bellflower, CA	1987 1989	113,511	0	113,511	100.0	11	1,328,645	11.70	Stater Bros. Supermarket, Staples
Larwin Square Shopping Center Tustin, CA	1977	210,936	0	210,936	97.3	58	2,749,211	13.39	Von’s Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts, Big 5
Laurentian Center Ontario, CA	1988	97,131	0	97,131	88.5	22	1,167,161	13.57	Pep Boys, 24 Hour Fitness
Loma Square San Diego, CA	1980	210,704	0	210,704	100.0	31	3,107,209	14.75	Henry’s Market, Sav-on Drugs, T.J. Maxx, Circuit City
Marina Village Huntington Beach, CA	1996 1998	149,107	0	149,107	100.0	34	1,906,350	12.79	Von’s Supermarket, Sav-on Drugs
Melrose Village Plaza Vista, CA	1990	136,922	0	136,922	98.2	34	1,795,299	13.35	Albertson’s Supermarket, Sav-on Drugs
Mountain Square Upland, CA	1988 2002	273,167	0	273,167	95.2	27	3,390,413	13.04	Pavilions Supermarket, Home Depot, Staples, Factory 2 U
North County Plaza Carlsbad, CA	1987	153,325	0	153,325	96.5	32	2,457,113	16.61	Marshall’s, Dollar Tree
Oceanside Town & Country Oceanside, CA	1971	88,414	0	88,414	83.8	17	300,965	4.06	Von’s Supermarket, Long’s Drugs, Dollar Tree
Palmdale Center Palmdale, CA	1975	81,050	0	81,050	100.0	14	589,884	7.28	Smart & Final, Dollar Tree, Big Lots
Pavilions Place Huntington Beach, CA	1986 2002	208,823	100,750	309,573	92.0	44	3,563,260	18.55	Pavilions Supermarket, Target (2), Easy Life Furniture
Rancho Las Palmas Rancho Mirage, CA	1980 2001	165,156	10,815	175,971	94.2	39	2,281,834	14.66	Von’s Supermarket, Long’s Drugs
Sam’s Club Downey Downey, CA	1987	114,722	0	114,722	100.0	2	860,366	7.50	Sam’s Club (5)
San Dimas Marketplace San Dimas, CA	1997	154,020	117,000	271,020	100.0	23	2,429,905	15.78	Trader Joe’s Market, Target (2), Ross Dress for Less, Office Max, Petco
Shops at Bakersfield Bakersfield, CA	1978	14,115	0	14,115	90.3	6	93,628	7.35

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003 (4)	Total # Tenants 12/31/2003 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Sycamore Plaza Anaheim, CA	1976	105,085	0	105,085	98.4	25	930,501	9.00	Stater Bros. Supermarket, Sav-on Drugs
Tustin Heights Shopping Center Tustin, CA	1983	131,518	0	131,518	100.0	21	1,799,942	13.69	Ralph’s Supermarket, Long’s Drugs,
Vermont-Slauson Shopping Ctr Los Angeles, CA	1981	169,744	0	169,744	100.0	18	1,271,651	7.49	Superior Supermarket, Sav-on Drugs, Kmart
Vineyard Village Ontario, CA	1992	45,075	0	45,075	100.0	4	403,405	8.95	Sears, Dunn Edwards Paints
Vineyards Marketplace Rancho Cucamonga, CA	1991	56,019	50,730	106,749	100.0	22	854,657	15.26	Albertson’s Supermarket (2), Sav-on Drugs

Region Total/Weighted Average		5,530,662	791,651	6,322,313	96.6	1,007	$73,540,648.20	$13.77

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003 (4)	Total # Tenants 12/31/2003 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
WASHINGTON
Auburn North Auburn, WA	1978 1998	171,032	0	171,032	100.0	25	1,406,880	8.23	Albertson’s Supermarket, Rite Aid, Office Depot, Craft Outlet
Blaine International Center Blaine, WA	1991	127,572	0	127,572	78.7	16	947,161	9.43	Cost Cutter Supermarket, Rite Aid
Canyon Ridge Plaza Kent, WA	1996	86,909	181,300	268,209	100.0	19	1,082,860	12.46	Target (2), Top Foods Supermarket (2), Ross Dress for Less
Claremont Village Plaza Everett, WA	1955 1996	88,770	0	88,770	95.2	14	1,165,899	13.79	QFC Supermarket & Drug
Frontier Village Shopping Ctr Lake Stevens, WA	1950 2002	196,083	0	196,083	98.9	31	2,796,876	14.42	Safeway Supermarket, Bartell Drugs, GI Joe’s
Garrison Square Vancouver, WA	1962 2003	69,790	0	69,790	100.0	16	788,785	11.30	Wild Oats, Hi School Pharmacy
Gateway Shopping Center Mill Creek, WA	1995 1998	96,671	0	96,671	100.0	22	1,760,450	18.21	Safeway Supermarket
Olympia Square Olympia, WA	1988	168,209	0	168,209	96.1	35	2,062,206	12.76	Albertson’s Supermarket & Drug, Ross Dress for Less
Olympia West Center Olympia, WA	1995	69,212	3,800	73,012	100.0	6	1,332,573	19.25	Barnes & Noble, Good Guys, Petco
Pacific Commons Spanaway, WA	1988 1990	151,233	55,241	206,474	91.4	22	1,465,224	10.60	The Marketplace Supermarket, K-Mart (2)
Panther Lake Kent, WA	1988 1992	69,090	44,237	113,327	100.0	22	901,583	13.05	Albertson’s Supermarket (2), Rite Aid
Silverdale Shopping Center Silverdale, WA	1990	67,287	0	67,287	93.5	20	874,419	13.90	Ross Dress for Less
Sunset Square Bellingham, WA	1989	376,023	10,634	386,657	100.0	43	3,253,772	8.65	Cost Cutter Supermarket, K-Mart, Jo-Ann Fabrics & Crafts, Rite Aid, Office Max
Tacoma Central Tacoma, WA	1987 1994	156,916	165,519	322,435	100.0	22	2,036,737	12.98	Target (2), Top Food & Drug (2), Petsmart, Office Depot, TJ Maxx

Region Total/Weighted Average		1,894,797	460,731	2,355,528	97.0	313	$21,875,425.74	$11.91

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003 (4)	Total # Tenants 12/31/2003 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
OREGON
Albany Plaza Albany, OR	1977 2003	109,891	30,998	140,889	100.0	20	912,223	8.30	Albertson’s Supermarket (2), Rite Aid, Big Lots, Dollar Tree
Bear Creek Plaza Medford, OR	1977 1998	183,850	0	183,850	96.8	26	1,378,583	7.75	Bi-Mart Drug, TJ Maxx, Big Lots, Factory 2 U, Value Village
Canby Square Shopping Center Canby, OR	1976 2002	115,701	0	115,701	100.0	14	1,140,831	9.86	Safeway Supermarket, Rite Aid, Factory 2 U
East Burnside Plaza Portland, OR	1999	38,363	0	38,363	100.0	7	618,918	16.13	QFC Supermarket
Gresham Town Fair Gresham, OR	1988	265,765	0	265,765	94.1	36	2,406,275	9.62	Ross Dress for Less, GI Joe’s, Craft Warehouse
Hermiston Plaza Hermiston, OR	1974 1999	150,396	0	150,396	96.1	23	959,826	6.64	Safeway Supermarket & Drug, Big Lots, Dollar Tree
Hood River Shopping Center Hood River, OR	1970 2000	108,554	0	108,554	100.0	12	959,172	8.84	Rosauer’s Supermarket, Hi School Pharmacy
Medford Center Medford, OR	1959 1998	330,568	84,746	415,314	84.6	41	2,978,026	10.64	Cinemark Theatres, Sears, Rite Aid (2), Safeway (2), Circuit City, 24 Hour Fitness
Menlo Park Plaza Portland, OR	1957 2001	112,755	0	112,755	100.0	20	1,363,667	12.09	Walgreens, Staples
Milwaukie Marketplace Milwaukie, OR	1989	185,859	10,323	196,182	100.0	29	1,752,905	9.43	Albertson’s Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts, Factory 2 U
Oregon City Shopping Center Oregon City, OR	1961 1999	246,855	0	246,855	62.7	35	1,820,418	11.76	Rite Aid, Fisherman’s Marine Supply, Michael’s Arts & Crafts
Oregon Trail Center Gresham, OR	1977 1999	208,316	0	208,316	100.0	32	2,160,747	10.37	Nature’s Supermarket, Office Depot, Big 5 Sporting Goods, Big Lots, Michael’s Arts & Crafts
Pioneer Plaza Springfield, OR	1988	96,027	4,294	100,321	96.2	20	905,544	9.81	Safeway Supermarket & Drug
Powell Valley Junction Gresham, OR	1990 1999	107,583	0	107,583	95.6	7	923,512	8.98	Food 4 Less Supermarket, Cascade Athletic Club
Powell Villa Portland, OR	1997	61,884	0	61,884	100.0	10	786,916	12.72	Ace Hardware, State of Oregon
Rockwood Plaza Gresham, OR	1965 2000	92,872	0	92,872	100.0	16	794,648	8.56	Dollar Tree, Volunteers of America

Property Summary

12/31/20003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003 (4)	Total # Tenants 12/31/2003 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Sandy Marketplace Sandy, OR	1985 1997	101,438	0	101,438	100.0	21	991,029	9.77	Danielson’s Supermarket, Hi School Pharmacy, Factory 2 U
Southgate Shopping Center Milwaukie, OR	1956 1999	50,862	0	50,862	100.0	10	664,641	13.07	Office Max
Sunset Esplanade Hillsboro, OR	1989	256,034	101,909	357,943	98.8	44	2,977,334	11.77	Safeway Supermarket, Target (2), Petco, Factory 2 U, Jo-Ann Fabrics & Crafts, Rite Aid
Sunset Mall Portland, OR	1973 1996	115,635	2,500	118,135	94.5	26	1,223,061	11.19	Safeway Supermarket & Drug
Tanasbourne Village Hillsboro, OR	1990	210,992	1,209	212,201	99.0	40	3,211,335	15.37	Safeway Supermarket, Rite Aid, Hillsboro Library

Region Total/Weighted Average		3,150,200	235,979	3,386,179	94.0	489	$30,929,610.15	$10.45

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003 (4)	Total # Tenants 12/31/2003 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
NEVADA
Caughlin Ranch Reno, NV	1990 1991	113,488	0	113,488	95.3	27	1,506,919	13.93	Scolari’s Supermarket
Cheyenne Commons Las Vegas, NV	1992	362,758	0	362,758	99.4	47	4,709,975	13.06	Wal-Mart, 24 Hour Fitness, Marshall’s, Ross Dress for Less
Decatur Meadows Las Vegas, NV	1979	111,245	0	111,245	97.5	15	1,020,548	9.41	Von’s Supermarket, Factory 2 U, Cort Furniture Rental
Eagle Station Carson City, NV	1982 1994	114,258	60,000	174,258	87.4	22	954,488	9.56	Raley’s Supermarket, Mervyn’s (2)
Elko Junction Shopping Center Elko, NV	1996 1997	170,812	0	170,812	92.6	15	1,524,403	9.64	Raley’s Supermarket, Builder’s Mart
Green Valley Town & Country Henderson, NV	1990	130,722	0	130,722	96.4	35	1,919,072	15.23	Albertson’s/Sav-On Superstore
Mira Loma Center Reno, NV	1985	101,707	0	101,707	98.2	20	1,117,352	11.18	Scolari’s Supermarket, Long’s Drugs, Dollar Tree
Rainbow Promenade Las Vegas, NV	1995 1997	228,279	0	228,279	100.0	26	3,319,312	14.54	United Artists Theatres, Barnes & Noble, Linens ‘N Things, Office Max, Cost Plus
Sahara Pavilion North Las Vegas, NV	1989	333,679	0	333,679	92.6	60	4,314,045	13.96	Von’s Supermarket, T.J. Maxx, Shepler’s, Borders Books, Gold’s Gym, Floors N More
Sahara Pavilion South Las Vegas, NV	1990	160,842	0	160,842	89.8	23	2,050,388	14.20	Sports Authority, Office Max, Michael’s Arts & Crafts, Pier One
West Town Winnemucca, NV	1978 1991	65,424	0	65,424	100.0	2	463,244	7.08	Raley’s Supermarket
Winterwood Pavilion Las Vegas, NV	1990	144,653	0	144,653	87.3	23	1,319,920	10.45	Von’s Supermarket & Drug, Aaron Rents

Region Total/Weighted Average		2,037,867	60,000	2,097,867	94.9	315	$24,219,664.74	$12.52

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003 (4)	Total # Tenants 12/31/2003 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
ARIZONA
Kmart Phoenix Phoenix, AZ	1990	104,204	0	104,204	0.0	0	0	0.00
North Mountain Village Phoenix, AZ	1985	94,379	53,131	147,510	95.1	24	977,107	10.89	Fry’s Supermarket (2), T. J. Maxx
Southern Palms Center Tempe, AZ	1980	255,103	0	255,103	79.4	34	1,958,561	9.66	Newflower Supermarket, Staples, True Value Hardware

Region Total/Weighted Average		453,686	53,131	506,817	64.5	58	$2,935,668.21	$10.04

Property Summary

12/31/2003

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2003 (4)	Total #Tenants 12/31/2003 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
OTHER
Country Club Center Albuquerque, NM	1988 1998	57,631	63,000	120,631	50.0	13	351,883	12.21	Raley’s Supermarket (2)
Maysville Marketsquare Maysville, KY	1991 1993	126,507	89,612	216,119	100.0	20	954,541	7.55	Kroger Supermarket, JC Penney
Memphis Retail Center Memphis, TN	1990	51,542	40,000	91,542	94.2	11	385,795	7.95	Hancock Fabrics, Family Dollar

Region Total/Weighted Average		235,680	192,612	428,292	86.5	44	$1,692,218.21	$8.30

Portfolio Total/Weighted Average		18,422,388	2,340,102	20,762,490	95.4	3,199	$213,074,336.82	$12.13

(1)	Annualized base rent for all leases in place at December 31, 2003 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2)	These retailers own their own space and are not tenants of the company.

(3)	Annualized base rent divided by the owned GLA leased at December 31, 2003.

(4)	Percent leased and total number of tenants includes month to month leases.

(5)	Tenant is dark.

(6)	Tenant is Pak ‘N’ Save, a division of Safeway.

Tenant Diversification Summary

Tenant Type	Total Gross Leasable Area (sq. ft.)	Number of Tenants as of 12/31/2003	% of Total Leased GLA as of 12/31/2003	Annualized Base Rent in Place at December 31, 2003
				Total Annualized Base Rent ($) (3)	Percentage of Total (%)	Annualized Base Rent/ Leased Sq. ft. ($) (4)
National (1)	10,742,947	1,360	61.15	120,604,556	56.60	11.23
Regional (1)	3,124,847	261	17.79	30,428,490	14.28	9.74
Local (1)	3,701,543	1,578	21.07	62,041,292	29.12	16.76

Total	17,569,337	3,199	100.00	213,074,337	100.00	12.13

Anchor (2)	9,981,521	286	56.81	83,518,603	39.20	8.37
Non-Anchor (2)	7,587,816	2,913	43.19	129,555,734	60.80	17.07

Total	17,569,337	3,199	100.00	213,074,337	100.00	12.13

(1)	The company defines a national tenant as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenant as any tenant that operates in two or more metropolitan areas located within the same region; local tenant as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2)	The Company defines anchors as tenants which lease 15,000 square feet or more and non-anchors as tenants which lease less than 15,000 square feet.

(3)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(4)	Annualized base rent divided by GLA leased.

Major Tenants as of December 31, 2003

	Number of Leases	Leased GLA as of 12/31/03 (Sq. Ft.)	% of Total Owned GLA	Annualized Base Rent in Place at 12/31/2003
Tenants				Total Ann. Base Rent ($) (1)	Ann. Base Rent/Sq. Ft. ($) (2)	% of Total Ann. Base Rent
VONS/SAFEWAY/PAK ’N SAVE	24	1,116,552	6.33%	9,119,902	8.17	4.26%
RALEY’S	16	951,326	5.40	6,422,172	6.75	3.00
WAL-MART	5	527,329	2.99	5,425,180	10.29	2.53
ALBERTSONS/SAVON	19	722,420	4.10	4,532,768	6.27	2.12
KROGER/RALPHS/QFC/FOOD4LESS	11	402,175	2.28	3,835,668	9.54	1.79
RITE AID	22	546,110	3.10	3,661,186	6.70	1.71
ROSS DRESS FOR LESS	12	324,403	1.84	2,858,922	8.81	1.34
BLOCKBUSTER VIDEO	25	138,618	0.79	2,694,509	19.44	1.26
SAVE MART	9	362,747	2.06	2,469,073	6.81	1.15
T.J. MAXX/MARSHALL’S	9	259,679	1.47	2,282,828	8.79	1.07

Total:	152	5,351,359	30.36%	$43,302,208	$8.09	20.23%

(1)	Annualized base rent for all leases in place at quarter end calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2)	Annualized base rent divided by gross leasable area.

Lease Expiration Analysis *

As of 12/31/2003

					Annualized Base Rent in Place at 12/31/2003
	Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	% of Total Leased GLA	Total Ann. Base Rent ($) (2)	% of Total Ann. Base Rent	Ann. Base Rent ($/Sq.Ft.) (3)
All Anchor Leases (1)
1	2004	5	194,049	1.12%	1,112,570	0.53%	5.73
2	2005	26	604,307	3.49%	5,149,632	2.44%	8.52
3	2006	28	1,104,680	6.37%	10,082,228	4.77%	9.13
4	2007	20	608,300	3.51%	3,723,721	1.76%	6.12
5	2008	29	835,113	4.82%	6,567,388	3.11%	7.86
6	2009	27	1,088,759	6.28%	8,481,740	4.01%	7.79
7	2010	18	572,415	3.30%	4,825,246	2.28%	8.43
8	2011	17	513,996	2.96%	4,529,057	2.14%	8.81
9	2012	25	893,438	5.15%	8,562,481	4.05%	9.58
10	2013	19	629,423	3.63%	4,878,267	2.31%	7.75
11	2014+	70	2,872,791	16.57%	25,074,249	11.86%	8.73

TOTAL/WEIGHTED AVERAGE		284	9,917,271	57.19%	82,986,581	39.24%	8.37

All Non-Anchor Leases (1)
1	2004	401	929,725	5.36%	14,880,091	7.04%	16.00
2	2005	486	1,135,050	6.55%	19,614,423	9.28%	17.28
3	2006	521	1,224,303	7.06%	21,566,628	10.20%	17.62
4	2007	474	1,160,946	6.70%	19,994,583	9.46%	17.22
5	2008	432	1,168,996	6.74%	19,512,812	9.23%	16.69
6	2009	157	558,416	3.22%	9,416,174	4.45%	16.86
7	2010	77	295,063	1.70%	4,969,188	2.35%	16.84
8	2011	50	187,057	1.08%	4,132,064	1.95%	22.09
9	2012	73	252,364	1.46%	4,559,468	2.16%	18.07
10	2013	76	284,238	1.64%	5,544,604	2.62%	19.51
11	2014+	62	226,296	1.31%	4,293,837	2.03%	18.97

TOTAL/WEIGHTED AVERAGE		2,809	7,422,454	42.81%	128,483,872	60.76%	17.31

All Leases
1	2004	406	1,123,774	6.48%	15,992,661	7.56%	14.23
2	2005	512	1,739,357	10.03%	24,764,056	11.71%	14.24
3	2006	549	2,328,983	13.43%	31,648,856	14.97%	13.59
4	2007	494	1,769,246	10.20%	23,718,305	11.22%	13.41
5	2008	461	2,004,109	11.56%	26,080,200	12.33%	13.01
6	2009	184	1,647,175	9.50%	17,897,914	8.46%	10.87
7	2010	95	867,478	5.00%	9,794,434	4.63%	11.29
8	2011	67	701,053	4.04%	8,661,121	4.10%	12.35
9	2012	98	1,145,802	6.61%	13,121,950	6.21%	11.45
10	2013	95	913,661	5.27%	10,422,870	4.93%	11.41
11	2014+	132	3,099,087	17.87%	29,368,086	13.89%	9.48

TOTAL/WEIGHTED AVERAGE		3,093	17,339,725	100.00%	211,470,452	100.00%	12.20

Note: Number of Leases expiring does not include tenants on a month-to-month agreement, whose combined occupancy totals 165,618 sq. ft.

* Assumes no renewal options are exercised.

(1)	The company defines anchors as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.
(2)	Annualized base rent for all leases in place at report date calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the term in months for such leases, multiplied by 12.
(3)	Annualized base rent divided by gross leaseable area as of report date.

ITEM 3.	LEGAL PROCEEDINGS

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

On October 25, 2002, the Court dismissed the fraud-based claims, the claims for breach of fiduciary duty in abuse of control and unjust enrichment, and dismissed in part the claim for breach of fiduciary duty. On or about December 10, 2002, the parties reached a final agreement in principle to resolve the litigation. The proposed settlement provides for payment by us to the plaintiff class in the amount of $975,000, plus an additional $15,000 related to notice and administration costs. The Court granted final approval of the settlement on May 30, 2003 and dismissed the action.

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

During the fourth quarter of 2003, no matters were submitted to a vote of our stockholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange on August 8, 1997, under the symbol “PNP”. On March 5, 2004 we had approximately 1,310 stockholders of record and approximately 21,070 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the New York Stock Exchange and the dividends declared by us.

	High	Low	Dividends Declared
First Quarter 2002	$30.87	$28.13	$0.475
Second Quarter 2002	$34.18	$30.42	$0.475
Third Quarter 2002	$34.75	$29.80	$0.475
Fourth Quarter 2002	$36.85	$31.90	$0.475
First Quarter 2003	$39.08	$35.30	$0.500
Second Quarter 2003	$40.99	$38.55	$0.510
Third Quarter 2003	$43.50	$40.15	$0.510
Fourth Quarter 2003	$48.43	$42.95	$0.510

The fourth quarter 2002 and 2003 dividends on an annualized basis amount to $1.90 and $2.04 per share, respectively. All dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, our financial condition and any other factors our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to REITs under the Internal Revenue Code, we are required to make distributions to holders of our shares in an amount at least equal to 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code.

In February 2003, we issued 100,000 shares of our common stock to Portland Fixture Limited Partnership in exchange for non-managing member interests in Pan Pacific (Portland), LLC. Portland Fixture Limited Partnership acquired non-managing member interests in Pan Pacific (Portland), LLC in October 1998 in connection with a contribution of real property to Pan Pacific (Portland), LLC. Portland Fixture Limited Partnership currently has a right to tender its non-managing member interests to us in exchange for a cash amount as determined in accordance with the Amended and Restated Limited Liability Company Agreement of Pan Pacific (Portland), LLC. We may, at our sole option, issue an equivalent number of shares of our common stock in lieu of cash.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data on a historical basis. The following data should be read in connection with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share data)

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(revised) (1)	(revised) (1)	(revised) (1)	(revised) (1)
STATEMENTS OF INCOME DATA:
Total revenue	$264,622	$189,785	$175,986	$117,947	$99,089
Operating and general and administrative expenses	74,620	49,189	45,582	28,337	25,155
Merger related expenses	—	—	—	3,204	—
Depreciation and amortization	40,076	30,328	28,058	19,970	17,241
Interest expense	58,473	45,926	46,196	32,112	23,644
Income from continuing operations (2)	88,999	62,885	57,758	32,205	31,891
Discontinued operations	15,437	14,767	6,464	1,595	685
Net income	104,436	77,652	64,222	33,800	32,576
Basic earnings per share:
Income from continuing operations	2.26	1.88	1.81	1.42	1.51
Discontinued operations	0.39	0.44	0.21	0.07	0.03
Net income	2.65	2.32	2.02	1.49	1.54
Diluted earnings per share:
Income from continuing operations	2.23	1.87	1.80	1.42	1.51
Discontinued operations	0.38	0.43	0.17	0.06	0.03
Net income	2.61	2.30	1.97	1.48	1.54
Distributions declared	2.03	1.90	1.82	1.54	1.60

	As of December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Properties, net	$1,773,894	$1,306,033	$1,233,189	$1,194,824	$748,061
Total assets	1,863,348	1,424,240	1,339,290	1,297,690	784,537
Notes payable	345,077	239,541	229,135	233,911	228,490
Line of credit and term loan payable	48,250	66,000	165,300	267,650	128,800
Senior notes	503,708	428,677	273,800	124,850	—
Minority interests	32,325	15,804	20,748	41,754	23,347
Stockholders’ equity	892,285	648,635	622,458	606,998	381,866

(1)	Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2002, 2001, 2000 and 1999 to separately reflect the results of discontinued operations for properties that were sold during the year ended December 31, 2003. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2002, 2001, 2000 and 1999.

(2)	Income from continuing operations includes minority interests and gain on sale of real estate (excluding the amount included in discontinued operations in 2003 and 2002).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the years ended December 31, 2002 and 2001 to separately reflect the results of discontinued operations for properties that were sold during the year ended December 31, 2003. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2002 and 2001. See the discussions of discontinued operations in the “Results of Operations” section below.

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

During the year ended December 31, 2003, nine non-strategic assets were sold. The cash proceeds were used toward the purchase of two shopping center assets and to pay down our revolving credit facility. During the year ended December 31, 2002, nine non-strategic assets were sold, the proceeds of which were used to purchase six shopping center assets. During the year ended December 31, 2001, eight non-strategic assets were sold, the proceeds of which were used to purchase four shopping center assets.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of

$362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and as of December 31, 2003 we may issue up to 250,298 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them.

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

We expect that the more significant part of our growth in the next year or two will come from rent increases from the re-leasing and re-tenanting initiatives of the assets acquired in the Center Trust acquisition, from the stabilization of the two other properties acquired during 2003 as well as from additional acquisitions.

Results of Operations

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Total revenue increased by $74,837,000, or 39.4%, to $264,622,000 for the year ended December 31, 2003, from $189,785,000 for the year ended December 31, 2002.

Rental revenue, which includes base rent and percentage rent, increased by $58,544,000, or 39.6%, to $206,238,000 for the year ended December 31, 2003, from $147,694,000 for the year ended December 31, 2002. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $16,745,000, or 46.6%, to $52,641,000 for the year ended December 31, 2003, from $35,896,000 for the year ended December 31, 2002. This increase resulted primarily from the acquisition of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 85.8% for the year ended December 31, 2003 compared to 91.1% for the year ended December 31, 2002. The decrease in recovery percentage compared to the prior year period reflects the impact of the acquisition of the Center Trust portfolio in that Center Trust’s historical recovery rate was lower than Pan Pacific’s recovery rate. We expect that the recovery percentage will increase over time as occupancy is increased in the acquired assets.

Other income decreased by $546,000, or 9.0%, to $5,495,000 for the year ended December 31, 2003, from $6,041,000 for the year ended December 31, 2002. The decrease resulted principally from a reduction of interest income on our Plaza Escuela corporate note receivable which was repaid in the third quarter of 2002. This decrease was partially offset by interest income recorded on other notes receivable issued during 2003 related to property sales as well as interest on notes receivable we assumed upon the acquisition of the Center Trust portfolio.

Property operating expenses increased by $14,801,000, or 60.3%, to $39,350,000 for the year ended December 31, 2003, from $24,549,000 for the year ended December 31, 2002. This increase resulted primarily from our acquisition of the Center Trust portfolio. Property taxes increased by $7,122,000, or 47.9%, to $21,984,000 for the year ended December 31, 2003, from $14,862,000 for the year ended December 31, 2002. The increase in property taxes was also primarily the result of the acquisition of the Center Trust portfolio.

Depreciation and amortization increased by $9,748,000, or 32.1%, to $40,076,000 for the year ended December 31, 2003, from $30,328,000 for the year ended December 31, 2002. This was primarily due to the acquisition of the Center Trust portfolio.

Interest expense increased by $12,547,000, or 27.3%, to $58,473,000 for the year ended December 31, 2003, from $45,926,000 for the year ended December 31, 2002. The increase was primarily the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2003. Interest expense also increased as a result of our issuance of $55,000,000 in aggregate principal amount of senior notes in June 2002, our issuance of $100,000,000 in aggregate principal amount of senior notes in December 2002 and our issuance of $75,000,000 in aggregate principal amount of senior notes in June 2003. The stated interest rates of 5.75%, 6.125% and 4.70% on the senior note issuances, respectively, are higher than our cost to borrow funds under our revolving credit facility which were paid down with the net proceeds of the notes offerings.

General and administrative expenses increased by $3,174,000, or 33.7%, to $12,600,000 for the year ended December 31, 2003, from $9,426,000 for the year ended December 31, 2002. This increase resulted primarily from increased staffing required as a result of the acquisition of Center Trust, annual compensation increases during 2003, accrued compensation for bonuses and costs associated with the implementation of new corporate governance initiatives. As a percentage of total revenue, general and administrative expenses were 4.8% for the year ended December 31, 2003 as compared to 5.0% for the year ended December 31, 2002.

Discontinued operations for the year ended December 31, 2003 of $15,437,000 reflects the operating results of eight of the nine non-strategic assets that were sold during the year. Included in this amount is gain on sale of $10,571,000. Discontinued operations for the year ended December 31, 2002 of $14,767,000 reflects the operating results of three of the nine non-strategic assets that were sold during the year ended December 31, 2003 and were owned in 2002 and nine non-strategic assets that were sold during the second half of 2002. Included in this amount is gain on sale of $8,702,000.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Total revenue increased by $13,799,000, or 7.8%, to $189,785,000 for the year ended December 31, 2002, from $175,986,000 for the year ended December 31, 2001.

Rental revenue, which includes base rent and percentage rent, increased by $11,735,000, or 8.6%, to $147,694,000 for the year ended December 31, 2002, from $135,959,000 for the year ended December 31, 2001. The increase in rental revenue resulted principally from portfolio occupancy increases and re-leasing and re-tenanting initiatives of six property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $4,580,000, or 14.6%, to $35,896,000 for the year ended December 31, 2002, from $31,316,000 for the year ended December 31, 2001. This increase resulted primarily from portfolio occupancy increases and re-leasing and re-tenanting initiatives of six property acquisitions in 2002, four property acquisitions in 2001 and the properties acquired through the Western transaction in November 2000. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 91.1% for the year ended December 31, 2002 compared to 89.9% for the year ended December 31, 2001.

Other income decreased by $1,833,000, or 23.3%, to $6,041,000 for the year ended December 31, 2002, from $7,874,000 for the year ended December 31, 2001. The decrease resulted principally from a reduction of interest income on corporate notes receivable as certain notes were repaid in the fourth quarter of 2001 and during 2002 as well as a reduction in management fees which resulted from an increase in our ownership percentage of certain subsidiary entities. The decrease also resulted from a reduction in lease termination fee income compared to the prior year and an increase in common area maintenance billing adjustments for 2001 that were credited back to tenants.

Property operating expenses increased by $2,890,000, or 13.3%, to $24,549,000 for the year ended December 31, 2002, from $21,659,000 for the year ended December 31, 2001. This increase resulted primarily from six property acquisitions in 2002, four property acquisitions in 2001 as well as an increase in insurance costs as a result of added coverage. Property taxes increased by $1,681,000, or 12.8%, to $14,862,000 from $13,181,000 for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in property taxes was primarily the result of property tax re-assessments on the assets acquired in the Western transaction as well as property tax expense for the assets acquired in 2002 and 2001.

Depreciation and amortization increased by $2,270,000, or 8.1%, to $30,328,000 for the year ended December 31, 2002, from $28,058,000 for the year ended December 31, 2001. This was primarily due to additional depreciation expense on tenant improvements, building renovations and pad build-out expenditures incurred during 2001 and 2002 as well as depreciation expense on the assets acquired during 2002 and 2001.

Interest expense decreased by $270,000, or 0.6%, to $45,926,000 for the year ended December 31, 2002, from $46,196,000 for the year ended December 31, 2001. The decrease was primarily the result of a reduction in the LIBOR component of our borrowing cost under our revolving credit facility over the comparable period in the prior year. This decrease in our borrowing cost was partially offset by an increase in interest expense as a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2002 and 2001. Interest expense also increased as a result of our issuance of $150,000,000 in aggregate principal amount of senior notes in April 2001, our issuance of $55,000,000 in aggregate principal amount of senior notes in June 2002 and our issuance of $100,000,000 in aggregate principal amount of senior notes in December 2002. The stated interest rates of 7.95%, 5.75% and 6.125% on the senior note issuances, respectively, are higher than our cost to borrow funds under our revolving credit facility and term credit loan which were paid down with the net proceeds of the notes offerings.

General and administrative expenses increased by $258,000, or 2.8%, to $9,426,000 for the year ended December 31, 2002, from $9,168,000 for the year ended December 31, 2001. This increase resulted primarily from annual compensation increases during 2002. As a percentage of total revenue, general and administrative expenses were 5.0% for the year ended December 31, 2002 as compared to 5.2% for the year ended December 31, 2001.

Gain on sale of real estate totaling $4,129,000 in 2001 resulted from the sale of eight non-strategic assets during the year ended December 31, 2001. Gain on sales of non-strategic assets in 2002 are reported under discontinued operations.

Discontinued operations for the years ended December 31, 2002 and 2001 of $14,767,000 and $6,464,000, respectively, reflect the operating results of the nine non-strategic assets that were sold during the year ended December 31, 2002. Included in the discontinued operations of $14,767,000 for 2002 are gains on sales of real estate of $8,702,000.

Funds from Operations

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 (the “White Paper”) defines Funds from Operations as net income (computed in accordance with accounting principles generally accepted in the United States of America, “GAAP”), excluding gains (or losses) on sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that Funds from Operations (FFO) is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), the accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this issue. We compute Funds from Operations in accordance with standards established by the White Paper. Our computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations used by other equity REITs and, therefore, may not be comparable to these other REITs. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to GAAP net income. FFO, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts that do not define it exactly as the NAREIT definition.

The following table presents our Funds from Operations:

	For the years ended December 31,
	2003	2002	2001
Net income	$104,436,000	$77,652,000	$64,222,000
Add:
Depreciation and amortization	40,076,000	30,328,000	28,058,000
Depreciation on discontinued operations	287,000	1,002,000	1,220,000
Depreciation on unconsolidated entities	236,000	197,000	83,000
Operating subsidiary minority interests	1,703,000	1,457,000	2,521,000
Less:
Net gain on sale of real estate	(10,571,000)	(8,702,000)	(4,129,000)
Depreciation on minority interests	(213,000)	—	—
Depreciation on non-real estate corporate assets	(441,000)	(560,000)	(523,000)

Funds from Operations	$135,513,000	$101,374,000	$91,452,000

Weighted average number of shares of common stock outstanding (assuming dilution)	40,707,044	34,431,113	33,875,339

Cash Flows

Comparison of the Year ended December 31, 2003 to the Year ended December 31, 2002

Net cash provided by operating activities increased by $47,775,000 to $128,598,000 for the year ended December 31, 2003, as compared to $80,823,000 for the year ended December 31, 2002. The increase was primarily the result of an increase in operating income due to the acquisition of Center Trust, a decrease in prepaid expenses and an increase in accounts payable, accrued expenses and other liabilities.

Net cash provided by investing activities increased by $218,507,000 to $115,138,000 for the year ended December 31, 2003, as compared to net cash used in investing activities of $103,369,000 for the year ended December 31, 2002. The increase was primarily the result of proceeds from the sale of real estate, the receipt of equity repayments from an unconsolidated entity, a decrease in acquisitions of and additions to properties, a decrease in funds held in escrow pending property acquisitions and a decrease in the issuance of notes receivable offset by cash used in the acquisition of Center Trust and a decrease in collections of notes receivable.

Net cash used in financing activities increased by $257,581,000 to $243,950,000 for the year ended December 31, 2003, as compared to net cash provided by financing activities of $13,631,000 for the year ended December 31, 2002. The increase primarily resulted from a decrease in notes payable proceeds, an increase in notes payable payments, an increase in line of credit payments, a decrease in the issuance of senior notes, a decrease in issuance of common shares and an increase in distributions paid. These increases were partially offset by an increase in line of credit proceeds.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Net cash provided by operating activities increased by $8,604,000 to $80,823,000 for the year ended December 31, 2002, as compared to $72,219,000 for the year ended December 31, 2001. The increase was primarily the result of an increase in operating income due to property acquisitions. This increase was partially offset by an increase in income from discontinued operations including the gain on sale thereon, a decrease in the change in other assets and a decrease in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities increased by $56,638,000 to $103,369,000 for the year ended December 31, 2002, as compared to $46,731,000 for the year ended December 31, 2001. The increase was primarily the result of an increase in acquisitions of and additions to properties, an increase in funds held in escrow pending property acquisitions and an increase in redemption of operating subsidiary units. These increases were offset by an increase in proceeds from sale of real estate, an increase in collections of notes receivable and a decrease in the issuance of notes receivable.

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

Liquidity and Capital Resources

Our total market capitalization at December 31, 2003 was approximately $2,856,125,000, based on the market closing price of our common stock at December 31, 2003 of $47.65 per share (assuming the conversion of 820,782 operating subsidiary units to common stock) and our debt outstanding of approximately $897,035,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 31.4% at December 31, 2003. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In March 2003, we entered into a new $300,000,000 revolving credit facility with a maturity date of March 2006. At December 31, 2003, we had $48,250,000 drawn on our revolving credit facility leaving $251,750,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.70% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at December 31, 2003 was 1.86%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. In September 2003, we drew down $25,923,000 on our revolving credit facility to pay off the mortgage note on the Mineral King property and the construction loan on the Olympia Place development.

During 2003, nine non-strategic assets were sold, including two regional malls that were acquired as part of the Center Trust acquisition, which generated net cash proceeds of approximately $190,000,000 which were used primarily to repay borrowings under our revolving credit facility.

In June 2002, we issued $55,000,000 of 5.75% senior notes due June 29, 2007. In December 2002, we issued $100,000,000 of 6.125% senior notes due January 15, 2013. In June 2003, we issued $75,000,000 of 4.70% senior notes due June 1, 2013. The net proceeds from these offerings were used to repay borrowings under our revolving credit facility.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however we are not a party to any derivative financial instruments at December 31, 2003. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2001	January 30, 2001	February 16, 2001	March 15, 2001	$0.455
June 30, 2001	May 16, 2001	May 25, 2001	June 15, 2001	$0.455
September 30, 2001	August 14, 2001	August 31, 2001	September 14, 2001	$0.455
December 31, 2001	November 13, 2001	November 30, 2001	December 14, 2001	$0.455
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.475
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.475
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.475
December 31, 2002	October 30, 2002	November 29, 2002	December 13, 2002	$0.475
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.500
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.510
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$0.510
December 31, 2003	November 4, 2003	November 28, 2003	December 15, 2003	$0.510

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

Off-Balance Sheet Arrangements

On September 30, 2002, Plaza Escuela Holding Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, wherein we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. In January 2003, we received a return of capital of $3,990,000. In May 2003, we received a return of capital of $800,000. In August 2003, we received a return of capital of $1,000,000. Our remaining equity position of $1,805,000 continues to earn a preferred return of 12%. In addition, we are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the returns of capital and cash flow participation were used primarily to repay borrowings under our revolving credit facility. At December 31, 2003, the balance of the Plaza Escuela Holding Co., LLC loan was $41,529,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At December 31, 2003, the balance of the loan was $17,735,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance sheet financings to which we are a party.

Contractual Obligations and Contingent Liabilities

All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. Our indebtedness outstanding at December 31, 2003, which includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility, is as follows:

Year	Amount
2004	$68,363,000
2005	$13,172,000
2006	$108,910,000
2007	$133,413,000
2008	$28,864,000
2009	$114,473,000
2010	$49,155,000
2011	$157,342,000
2012	$42,709,000
2013 and thereafter	$181,000,000

Payments due in the year 2004 include senior note redemptions of $50,000,000. Payments due in the year 2006 include the balance drawn on our revolving credit facility at December 31, 2003 of $48,250,000 and senior note redemptions of $25,000,000. Payments due in 2007, 2008, 2010, 2011 and 2013 include senior note redemptions of $55,000,000, $25,000,000, $25,000,000, $150,000,000 and $175,000,000, respectively. Payments due in 2013 and thereafter include property level bonds due of $6,000,000. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

We have future obligations relating to construction contracts and leases for real estate and office equipment under operating leases expiring at various dates through 2051. Rental expense was $1,782,000, $348,000 and $770,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Committed amounts under construction contracts and minimum rentals under noncancellable operating leases in effect at December 31, 2003 were as follows:

2004	$4,805,000
2005	1,268,000
2006	1,021,000
2007	1,018,000
2008	936,000
2009 and subsequent	10,676,000

$19,724,000

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

Impact of Accounting Pronouncements Issued but not Adopted by the Company

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The adoption of this Interpretation does not have a material effect on the financial position or results reported by the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics with Both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The effective date for certain provisions of SFAS No. 150 has been deferred indefinitely for specified mandatorily redeemable non-controlling interests. The Company has adopted the disclosure requirements of SFAS No. 150 related to its limited-life partnerships.

In December 2003, the FASB revised SFAS No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits. This revised statement 132 prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revised the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The adoption of this Interpretation does not have a material effect on the financial position or results reported by the Company.

In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities (VIE’s). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The unmodified provisions of the Interpretation to special-purpose entities must be applied by the end of the first reporting period ending after December 15, 2003. The revised Interpretation must be applied to all entities that are not special-purpose entities by the end of the first reporting period beginning after December 15, 2003. The adoption of this Interpretation does not have a material effect on the financial position or results reported by the Company.

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

We are exposed to interest rate changes primarily as a result of our credit agreements and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates, although we use our line of credit for short-term borrowing purposes, and could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at December 31, 2003. We do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2003 in relation to total assets of $1,863,348,000 and a market capitalization of $1,959,090,000.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value(3)
Fixed-rate debt (1)(2)	$68,471	$14,429	$62,530	$108,060	$28,839	$560,822	$843,151	$849,252
Average interest rate	7.77%	7.72%	7.20%	7.97%	7.23%	6.94%	7.20%	5.37%
Variable-rate debt (1)	—	—	$48,250	—	—	$6,000	$54,250	$54,250
Average interest rate	—	—	1.86%	—	—	1.11%	1.78%	1.78%

(1)	Principal amounts shown are in thousands.

(2)	Excludes unamortized discounts on senior notes, net of unamortized premiums on notes payable, of $366,000.

(3)	The fair value of notes payable, line of credit and senior notes payable approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

The table incorporates only those exposures that exist as of December 31, 2003, and does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K in that we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held in May 2004 (the “Proxy Statement”) and the information included therein is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section captioned “Principal Accountant Fees and Services” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K.

1.	Consolidated Financial Statements:

2.	Consolidated Financial Statement Schedule:

Schedule III—Properties and Accumulated Depreciation	F-26

Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

4.1	Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

4.2	Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.4	Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K dated September 24, 1997, and incorporated herein by reference).

4.5	Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.6	Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.7	Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.8	Form of Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.2 to Western Properties Trust Registration Statement on Form S-3 (Registration No. 333-71270) and incorporated herein by reference).

4.9	Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.9 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.10	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

Exhibit No.	Description

4.11	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.12	Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.13	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

4.14	Minutes of a meeting of the Pricing Committee held on June 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

4.15	Form of 6.125% Notes due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.16	Minutes of a meeting of the Pricing Committee held on December 12, 2002 designating the terms of 6.125% Notes due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.17	Form of 4.70% Note due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.18	Minutes of a meeting of the Pricing Committee held on May 28, 2003 designating the terms of the 4.70% Note due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.19	Stockholders’ Rights Agreement, dated as of November 5, 2002, by and among Pan Pacific Retail Properties, Inc., Lazard Frères Real Estate Investors L.L.C., LF Strategic Realty Investors L.P., Prometheus Western Retail Trust and Prometheus Western Retail, LLC (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated November 7, 2002 and incorporated herein by reference).

Exhibit No.	Description

4.20	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Myrtle Gronske, the Harry J. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, Hughes Investments, Visalia MKP, Inc., HI-Loma, HI-NC, Hughes Milliken Associates, CJJ Limited Partnership, Bartfam, Cecile C. Bartman, Trustee under the Will of Bernard Citron, Deceased, Cecile Citron Bartman Trust dated September 26, 2001, Rebecca Jean Speer Trust U/A/D November 9, 1994, Doreann Speer Gibson Trust U/A/D October 13, 1989, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Rebecca Speer, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Linda Speer Fortune, Trust “D”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 and Trust “A”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 (previously filed as Exhibit 4.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

4.19	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Saul Kreshek, Ernest Grossman and Margaret Lewicki (previously filed as Exhibit 4.19 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

10.1	The 1997 Stock Option and Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

10.2	The 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Appendix A to Pan Pacific Retail Properties, Inc.’s Proxy Statement for the 2000 Annual Meeting of Stockholders).

10.3	Form of Officers and Directors Indemnification Agreement (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 Registration No. 333-28715) and incorporated herein by reference).

10.4	Form of Non-Competition Agreement (previously filed as Exhibit 10.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

10.5	Amended and Restated Revolving Credit Agreement dated as of March 31, 2003 by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and US Bank, National Association as Co-Syndication Agents, Wachovia Bank, National Association as Documentation Agent and the other lenders as identified therein (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

Exhibit No.	Description

10.6	Term credit loan, dated as of November 13, 2000, by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.10 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

10.7	Member’s Interest Purchase Agreement, dated as of August 13, 1999, by and among Pan Pacific Retail Properties, Inc., Pan Pacific (RLP), Inc. and Stanley W. Gribble (previously filed as Exhibit 10.15 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.8	Loan Assumption and Modification Agreement, dated as of September 23, 1999, by and between Pan Pacific Retail Properties, Inc. and La Salle National Bank (previously filed as Exhibit 10.16 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.9	Operating Agreement of Pan Pacific (Rancho Las Palmas), LLC, dated as of September 23, 1999 (previously filed as Exhibit 10.17 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.10	Contribution Agreement and Escrow Instructions, dated as of August 13, 1999, by and between Pan Pacific Retail Properties, Inc. and Rancho Las Palmas Center Associates (previously filed as Exhibit 10.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.11	Form of Second Amended and Restated Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Stuart A. Tanz (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.12	Form of Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Joseph B. Tyson (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.13	Form of Second Amended and Restated Employment Agreement, dated as of October 30, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Jeffrey S. Stauffer (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.14	Form of Restricted Stock Agreement between Pan Pacific Retail Properties, Inc. and each of Messrs. Stuart A. Tanz, Jeffrey S. Stauffer and Joseph B. Tyson (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.15	Second Amended and Restated Agreement of Limited Partnership of CT Operating Partnership, L.P., dated as of January 17, 2003 (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

Exhibit No.	Description

10.16	Form of Restricted Stock Agreement between Stuart A. Tanz and Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.17	Form of Restricted Stock Agreement between Joseph B. Tyson and Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.18	Form of Restricted Stock Agreement between Jeffrey S. Stauffer and Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.3 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

12.1*	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

(b) Reports on Form 8-K.

None.

47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ STUART A. TANZ	By:	/s/ JOSEPH B. TYSON

	Stuart A. Tanz		Joseph B. Tyson, CPA
	Director, Chairman, Chief Executive Officer and President		Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. RIEDY Mark J. Riedy	Director	March 12, 2004

/s/ BERNARD M. FELDMAN Bernard M. Feldman	Director	March 12, 2004

/s/ DAVID P. ZIMEL David P. Zimel	Director	March 12, 2004

/s/ JOSEPH P. COLMERY Joseph P. Colmery	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Pan Pacific Retail Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California

February 5, 2004

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS:
Properties, at cost:
Land	$509,887	$371,427
Buildings and improvements	1,374,663	1,018,837
Tenant improvements	49,793	40,826

	1,934,343	1,431,090
Less accumulated depreciation and amortization	(160,449)	(125,057)

	1,773,894	1,306,033
Investments in unconsolidated entities	3,223	9,050
Cash and cash equivalents	6,453	1,284
Accounts receivable (net of allowance for doubtful accounts of $4,444 and $1,879, respectively)	13,478	10,142
Accrued rent receivable (net of allowance for doubtful accounts of $2,735 and $2,130, respectively)	22,552	19,167
Notes receivable	7,844	15,891
Deferred lease commissions (including unamortized related party amounts of $7,386 and $5,189, respectively, and net of accumulated amortization of $5,512 and $4,087, respectively)	11,029	7,398
Prepaid expenses	19,072	10,397
Other assets	5,803	44,878

	$1,863,348	$1,424,240

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable and other	$345,077	$239,541
Line of credit payable	48,250	66,000
Senior notes	503,708	428,677
Accounts payable, accrued expenses and other liabilities	41,703	25,583

	938,738	759,801
Minority interests	32,325	15,804

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,293,382 and 33,584,186 shares issued and outstanding, net of 1,190,999 and 1,187,999 treasury shares, at December 31, 2003 and 2002, respectively	403	336
Paid in capital in excess of par value	952,973	731,069
Deferred compensation	(8,781)	(4,345)
Accumulated deficit	(52,310)	(78,425)

	892,285	648,635

	$1,863,348	$1,424,240

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Years Ended December 31,
	2003	2002	2001
REVENUE:
Base rent	$203,562	$145,600	$133,352
Percentage rent	2,676	2,094	2,607
Recoveries from tenants	52,641	35,896	31,316
Income from unconsolidated entities	802	154	837
Other	4,941	6,041	7,874

	264,622	189,785	175,986

EXPENSES:
Property operating	39,350	24,549	21,659
Property taxes	21,984	14,862	13,181
Depreciation and amortization	40,076	30,328	28,058
Interest	58,473	45,926	46,196
General and administrative	12,600	9,426	9,168
Other	686	352	1,574

	173,169	125,443	119,836

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	91,453	64,342	56,150
Minority interests	(2,454)	(1,457)	(2,521)
Gain on sale of real estate	—	—	4,129

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	88,999	62,885	57,758
Discontinued operations	15,437	14,767	6,464

NET INCOME	$104,436	$77,652	$64,222

Basic earnings per share:
Income from continuing operations	$2.26	$1.88	$1.81
Discontinued operations	$0.39	$0.44	$0.21
Net income	$2.65	$2.32	$2.02
Diluted earnings per share:
Income from continuing operations	$2.23	$1.87	$1.80
Discontinued operations	$0.38	$0.43	$0.17
Net income	$2.61	$2.30	$1.97

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Paid in capital in excess of par value	Deferred compensation	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2000	32,074,368	$321	$705,265	$—	$(98,588)	$606,998
Repurchase of common stock	(1,000,000)	(10)	(20,840)	—	—	(20,850)
Conversion of operating subsidiary units to common stock	921,322	9	18,252	—	—	18,261
Stock issued in acquisition of Western	520	—	11	—	—	11
Issuance and vesting of restricted stock	217,800	2	4,830	(3,910)	—	922
Stock issued on exercise of options	575,903	6	11,007	—	—	11,013
Net income	—	—	—	—	64,222	64,222
Cash distributions paid and declared	—	—	—	—	(58,119)	(58,119)

Balance at December 31, 2001	32,789,913	328	718,525	(3,910)	(92,485)	622,458
Repurchase of common stock	(187,999)	(2)	(5,787)	—	—	(5,789)
Redemption of operating subsidiary units	—	—	(1,909)	—	—	(1,909)
Issuance and vesting of restricted stock	53,900	1	1,665	(435)	—	1,231
Stock issued on exercise of options	928,372	9	18,575	—	—	18,584
Net income	—	—	—	—	77,652	77,652
Cash distributions paid and declared	—	—	—	—	(63,592)	(63,592)

Balance at December 31, 2002	33,584,186	336	731,069	(4,345)	(78,425)	648,635
Repurchase of common stock	(3,000)	—	(112)	—	—	(112)
Redemption of operating subsidiary units	—	—	(3,091)	—	—	(3,091)
Conversion of operating subsidiary units to common stock	100,000	1	1,924	—	—	1,925
Issuance and vesting of restricted stock	163,000	2	6,641	(4,436)	—	2,207
Stock issued in acquisition of Center Trust	6,084,499	61	208,282	—	—	208,343
Stock issued on exercise of options	364,697	3	8,260	—	—	8,263
Net income	—	—	—	—	104,436	104,436
Cash distributions paid and declared	—	—	—	—	(78,321)	(78,321)

	40,293,382	$403	$952,973	$(8,781)	$(52,310)	$892,285

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,436	$77,652	$64,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,076	30,763	28,493
Bad debt expense	4,311	1,761	2,049
Amortization of prepaid financing costs	1,336	1,052	999
Gain on sale of real estate	—	—	(4,129)
Income from unconsolidated entities	(802)	(154)	(837)
Discontinued operations	(15,437)	(14,767)	(6,464)
Minority interests	2,454	1,457	2,521
Vesting of restricted stock	2,207	1,231	922
Changes in assets and liabilities, net of the effects of the acquisition of Center Trust in 2003 and Western in 2000:
Increase in accounts receivable	(4,365)	(3,676)	(2,642)
Increase in accrued rent receivable	(4,001)	(2,049)	(3,369)
Increase in accrued interest on notes receivable	(1,188)	(3,202)	(3,057)
Increase in deferred lease commissions	(5,687)	(2,723)	(2,735)
Decrease (increase) in prepaid expenses	2,206	(1,182)	(358)
Increase in other assets	(623)	(3,074)	(9,046)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,675	(2,266)	5,650

Net cash provided by operating activities	128,598	80,823	72,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(91,378)	(133,358)	(63,930)
Funds held in escrow pending property acquisitions	—	(39,774)	—
Proceeds from sale of real estate	189,576	46,605	36,423
Distributions and equity repayments from unconsolidated entities	6,629	299	584
Acquisition of Western	—	—	(1,952)
Acquisition of Center Trust	(8,999)	—	—
Redemption of operating subsidiary units	(6,786)	(6,721)	—
Acquisition of minority interests	(526)	—	(2,252)
Collections of notes receivable	26,622	39,855	3,678
Increases in notes receivable	—	(10,275)	(19,282)

Net cash provided by (used in) investing activities	115,138	(103,369)	(46,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	7,171	15,601	—
Notes payable payments	(235,823)	(4,981)	(4,776)
Line of credit proceeds	321,975	206,250	168,300
Line of credit payments	(339,725)	(305,550)	(270,650)
Prepaid financing costs	—	—	(1,700)
Issuance of senior notes	74,816	154,701	148,837
Repurchase of common stock	(112)	(5,789)	(20,850)
Issuance of common stock	8,263	18,584	11,013
Distributions paid	(80,515)	(65,185)	(61,191)

Net cash (used in) provided by financing activities	(243,950)	13,631	(31,017)

DECREASE IN CASH AND CASH EQUIVALENTS	(214)	(8,915)	(5,529)
Cash from discontinued operations	5,383	6,770	7,362

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,169	(2,145)	1,833
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,284	3,429	1,596

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,453	$1,284	$3,429

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $4,506, $1,796 and $1,539, respectively)	$59,874	$47,988	$45,547
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of note receivable to investment in unconsolidated entity	$—	$7,595	$—
Transfer of other assets to properties	$40,230	$8,588	$20,107
Transfer of note receivable to property	$—	$—	$11,113
Notes receivable issued upon sales of properties	$25,125	$2,770	$2,400
Conversion of operating subsidiary units to common stock	$1,925	$1,909	$18,261
Stock issued in acquisition of Center Trust	$208,343	$—	$—
Assumption of notes payable, bonds and line of credit in acquisition of Center Trust	$362,257	$—	$—
Note payable assumed upon acquisition of property	$16,919	$—	$—
Notes receivable from acquisition of Center Trust	$7,498	$—	$—
Minority interest from acquisition of Center Trust	$22,362	$—	$—
Assignment of debt on sales of properties	$44,765	$—	$—
Excess of cash paid over book value of operating subsidiary units redeemed	$3,091	$—	$—
Exchange of note receivable for properties	$—	$735	$—

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

1. Organization and basis of presentation

Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the “Company”) is an equity real estate investment trust (“REIT”) that owns, leases and manages neighborhood and community shopping centers. As of December 31, 2003, the Company owned a portfolio comprised of 130 properties located primarily in the Western region of the United States. The Company believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code.

In accordance with SFAS No. 144, our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2002 and 2001 to separately reflect the results of discontinued operations for properties that were sold during the year ended December 31, 2003. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2002 or 2001. See Note 3 to the consolidated financial statements.

In 1998 and 1999, the Company formed certain operating subsidiaries to acquire shopping center properties. The Company is the managing member and in exchange for the properties which were contributed to the operating subsidiaries, units were issued to the non-managing members. These operating subsidiaries were primarily formed for tax planning purposes for the non-managing members who contributed the properties. A non-managing member can seek redemption of the units after the first anniversary of the date of issuance. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share of common stock for each unit, or (ii) paying cash to the non-managing member based on the average trading price of its common stock. Distributions are made to the non-managing members at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the non-managing members in an amount equal to the cumulative distributions earned by such members. All remaining net income or loss is allocated to the Company as the managing member. During 2001, 400,000 units were redeemed for common stock. No units were redeemed in 2002. In 2003, 100,000 units were redeemed for common stock and 131,590 units were redeemed for cash of $5,540,000. The following table summarizes the activity for these operating subsidiaries as of December 31, 2003:

Operating subsidiary	Units originally issued	Units converted	Units outstanding
Pan Pacific (Portland), LLC	832,617	631,590	201,027
Pan Pacific (Rancho Las Palmas), LLC	314,587	0	314,587

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

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

1. Organization and basis of presentation (continued)

In connection with the acquisition of Western, the Company has an investment in certain operating partnerships. Pan Pacific (Kienows), L.P., formerly Western/Kienow, L.P., issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income or loss is allocated to the Company as general partner. Pan Pacific (Pinecreek), L.P., formerly Western/Pinecreek, L.P., issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are made to the limited partners after a 10% preferred return to the Company as general partner. Net income is allocated to the Company, as general partner, and to the limited partners in amounts equal to the cumulative distributions earned by such partners and thereafter based on their ownership interests. Losses are allocated 99% to the Company as general partner and 1% to the limited partners. The following table summarizes the activity for these operating subsidiaries as of December 31, 2003:

Operating subsidiary	Units originally issued	Units converted	Units outstanding
Pan Pacific (Kienows), L.P.	857,065	857,065	0
Pan Pacific (Pinecreek), L.P.	54,869	0	54,869

On January 17, 2003, the Company acquired 100% of the outstanding common shares of Center Trust, Inc. (“Center Trust”), a real estate investment trust which owned neighborhood and community shopping centers, at a cost of approximately $600,000,000. The transaction was a merger involving a stock for stock exchange including assumption of debt whereby Center Trust common shares and units were exchanged into newly issued Company common shares and units, based upon a price of $34.24 per share/unit issued and a 0.218 exchange ratio. As a result, the Company issued 6,084,499 common shares and 284,263 operating subsidiary units to Center Trust’s stockholders and limited partners of CT Operating Partnership, L.P., respectively. The Company accounted for this transaction using the purchase method of accounting; accordingly, the results of Center Trust’s operations have been included in the Company’s consolidated financial statements since January 17, 2003. There was no goodwill recorded as part of this acquisition. The difference between the purchase price of the acquisition and the fair value of the land and buildings and improvements on an as if vacant basis building was not a significant amount.

In connection with the acquisition of Center Trust, the Company has a 96% general partner interest in an operating partnership which is consolidated in the Company’s financial statements. CT Operating Partnership, L.P. issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are being made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income and all loss is allocated to the Company as general partner. The following table summarizes the activity for this operating subsidiary as of December 31, 2003:

Operating subsidiary	Units originally issued	Units converted	Units outstanding
CT Operating Partnership, L.P.	284,263	33,964	250,299

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

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

$605,479

Unaudited pro forma revenue and expense information for the years ended December 31, 2003, 2002 and 2001 reflecting the acquisition of Center Trust is presented in the following table. The amounts included assume that the acquisition had taken place at the beginning of each period.

	For the years ended December 31,
	2003	2002	2001
	(Unaudited pro forma)
Total revenue	$267,069	$246,223	$232,008
Total expenses	174,552	162,801	156,419

Income from continuing operations before minority interests, gain on sale of real estate and discontinued operations	92,517	83,422	75,589
Minority interests	(2,610)	(2,225)	(3,370)
Gain on sale of real estate	—	—	4,129
Discontinued operations	16,176	23,805	15,438

Net income	$106,083	$105,002	$91,786

Basic earnings per share:
Income from continuing operations	$2.28	$2.06	$1.83
Discontinued operations	$0.41	$0.60	$0.49
Net income	$2.69	$2.66	$2.32
Diluted earnings per share:
Income from continuing operations	$2.25	$2.03	$1.82
Discontinued operations	$0.40	$0.58	$0.48
Net income	$2.65	$2.61	$2.30

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices

(a)	Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partnerships and limited liability companies it controls. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a minority interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority shareholder. If the minority shareholder holds substantive participation rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority shareholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder. With respect to the partnerships and limited liability companies, the Company determines control through a consideration of each parties’ financial interests in profits and losses and the ability to participate in major decisions such as the acquisition, sale or refinancing of principal assets.

(b)	Cash and cash equivalents

For purposes of reporting cash flows, highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash totaled $510,000 and $223,000 at December 31, 2003 and 2002, respectively.

(c)	Accounts receivable and income recognition

Rental revenue is recognized on a straight-line basis over the terms of the leases, less an allowance for doubtful accounts relating to accounts receivable and accrued rent receivable for amounts deemed uncollectible and for leases which may be terminated before the end of the contracted term. The Company considers tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record. The Company considers tenant retention in determining an appropriate allowance to record for the accrued rent receivable recorded in recognizing rental income on a straight-line basis. If an account receivable is determined to be uncollectible it is either reserved or written off as bad debt expense. Percentage rent is recorded at the time tenants meet specified sales thresholds. The Company receives reimbursement for real estate taxes and certain other operating expenses. Such reimbursements are generally recognized at the time the related expenses are incurred.

Bad debt expense, included in property operating expenses in the Company’s financial statements, was $4,311,000, $1,761,000 and $2,049,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

For the Years Ended December 31, 2003, 2002 and 2001

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

The Company predominantly operates in one industry segment: real estate ownership, management and development. No single tenant accounts for 10% or more of rental revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company’s customer base, and their dispersion across many areas within the Western region of the United States. At December 31, 2003 and 2002, the Company had no significant concentration of credit risk.

(i)	Net income per share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common stockholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing the adjusted amount of earnings available to common stockholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period including operating subsidiary units, net of shares assumed to be repurchased using the treasury stock method.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted EPS (all net income is available to common stockholders for the periods presented):

	For the years ended December 31,
	2003	2002	2001
Income available to common stockholders:
Basic	$104,436	$77,652	$64,222
Add-back income allocated to dilutive operating subsidiary units	1,703	1,457	1,864

Diluted	$106,139	$79,109	$66,086

Weighted average shares:
Basic	39,466,034	33,409,469	31,857,903
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	311,228	214,143	294,006
Conversion of dilutive operating subsidiary units	929,782	807,501	1,408,843

Diluted	40,707,044	34,431,113	33,560,752

At December 31, 2003 and 2002, no stock options were excluded from the calculation of diluted weighted average shares because they were anti-dilutive. At December 31, 2003 and 2002, no operating subsidiary units were excluded from the calculation of diluted weighted average shares because they were anti-dilutive.

(j)	Stock plans

The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of option grants only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for restricted stock grants is determined on the grant date based on the market price and is recognized over the vesting period. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to, for all periods presented, apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosures required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”).

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

As a result of the disclosure requirements in SFAS No. 148, the following table shows the Company’s pro forma net income had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123:

	2003	2002	2001
Net income as reported	$104,436	$77,652	$64,222
Add: Stock-based compensation expense included in reported net income	2,207	1,231	922
Deduct: Total fair value stock based compensation expense for all awards	(2,737)	(1,758)	(1,349)

Pro forma net income	$103,906	$77,125	$63,795

Basic earnings per share as reported	$2.65	$2.32	$2.02
Pro forma basic earnings per share	$2.63	$2.31	$2.00
Diluted earnings per share as reported	$2.61	$2.30	$1.97
Pro forma diluted earnings per share	$2.59	$2.28	$1.96

Net income as reported includes compensation expense relating to our restricted stock plan of $2,207,000, $1,231,000 and $922,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

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

Certain reclassifications of 2002 and 2001 amounts have been made in order to conform to 2003 presentation.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

3. Discontinued operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). In accordance with SFAS No. 144, we report each individual property as a component for determining discontinued operations. The operating results of eight properties sold during the year ended December 31, 2003 were reported as income from discontinued operations in 2003, and their respective 2002 and 2001 results of operations were reclassified to income from discontinued operations. The operating results of nine properties sold during the year ended December 31, 2002 were reported as income from discontinued operations in 2002, and their respective 2001 results of operations were reclassified to income from discontinued operations. The following is a summary of our income from discontinued operations for the years ended December 31, 2003, 2002 and 2001:

	For the years ended December 31,
	2003	2002	2001
Revenue	$9,278	$8,493	$9,185
Property operating expenses	4,125	1,426	1,501
Depreciation and amortization expenses	287	1,002	1,220
Gain on sale of real estate	10,571	8,702	—

Discontinued operations	$15,437	$14,767	$6,464

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

4. Investments in unconsolidated entities

The accompanying consolidated financial statements include investments in entities in which the Company does not own a controlling interest. At December 31, 2003, the Company owned a 12% non-managing member interest in Plaza Escuela and a 50% general partner interest in North Coast Health Center. At December 31, 2002, the Company owned a 49% non-managing member interest in Plaza Escuela and a 50% general partner interest in North Coast Health Center. During the second quarter of 2002, North Coast Health Center acquired a building financed through a note payable. During 2001 the Company owned a 50% general partner interest in North Coast Health Center and a 30% interest in Serra Center. This 30% interest was sold in December 2001. These investments are reported using the equity method.

Summarized financial information for the entities is presented below:

	December 31, 2003	December 31, 2002
Properties	$77,973	$79,764
Other assets	2,923	8,581

Total assets	$80,896	$88,345

Notes payable	$59,264	$59,838
Other liabilities	566	2,553
Partners’ capital/members’ equity:
The Company’s share	3,223	9,050
Other partners/members	17,843	16,904

Total liabilities and partners’ capital/members’ equity	$80,896	$88,345

	For the years ended December 31,
	2003	2002	2001
Revenue	$4,108	$2,785	$5,334
Expenses	2,416	2,477	2,983

Net income	$1,692	$308	$2,351

The Company’s equity in net income	$802	$154	$837

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

5. Indebtedness

(a) Notes payable and other

	December 31,
	2003	2002
Notes payable secured by properties consist of the following:
Bank notes payable, secured by deeds of trust, bearing interest at 7.10% with monthly principal and interest payments of $391, due in August 2009	$52,794	$53,700
Bank notes payable, secured by a mortgage and deeds of trust, bearing interest at 8.17% with monthly principal and interest payments of $404, due in January 2007	50,830	51,441
Bank notes payable, secured by deeds of trust, bearing interest at 7.75% with monthly principal and interest payments of $372, due in June 2009	49,954	—
Bank notes payable, secured by deeds of trust, bearing interest at 7.13%, 6.76% and 7.10% with monthly principal and interest payments of $278, due in January 2012	41,388	—
Bank notes payable, secured by deeds of trust, bearing interest at 7.21% with monthly principal and interest payments of $252, due in July 2006	32,401	33,064
Bank note payable, secured by a deed of trust, bearing interest at 7.72% with monthly principal and interest payments of $190, due in January 2010	25,515	25,808
Bank note payable, secured by a deed of trust, bearing interest at 7.38% with monthly principal and interest payments of $132, due in June 2009	16,664	—
Bank note payable, secured by deeds of trust, bearing interest at 8.73% with monthly principal and interest payments of $204, due in February 2007 (a)	15,863	16,168
Bank note payable, secured by a deed of trust, bearing interest at 8.10% with monthly principal and interest payments of $116, due in August 2007	11,921	12,082
Bank note payable, secured by a deed of trust, bearing interest at 7.80% with monthly principal and interest payments of $107, due in December 2005	8,652	9,237
Bank note payable, secured by a deed of trust, bearing interest at 7.61% with monthly principal and interest payments of $80, due in May 2004	8,833	9,105
Bank note payable, secured by a deed of trust, bearing interest at 7.65% with monthly principal and interest payments of $69, due in October 2012 (b)	7,131	7,233
Bank note payable, secured by a deed of trust, bearing interest at 7.68% with monthly principal and interest payments of $51, due in August 2011	7,013	—
Bank note payable, secured by a deed of trust, bearing interest at 8.30% with monthly principal and interest payments of $39, due in October 2009	5,033	—
Bank note payable, secured by a deed of trust, bearing interest at 7.00% with monthly principal and interest payments of $32, due in March 2004	4,159	4,250
Bank note payable, secured by a deed of trust, bearing interest at 7.88% with monthly principal and interest payments of $56, due in August 2008 and repaid in 2003	—	703
Bank note payable, secured by a deed of trust, bearing interest at LIBOR plus 1.95% or a reference rate with payments on this construction loan due in December 2003	—	15,601
Floating rate tax-exempt certificates of participation – interest only at effective rate of 1.11%; maturing November 2015; non-recourse	6,000	—

	344,151	238,392
Unamortized note payable premiums	926	1,149

	$345,077	$239,541

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

5. Indebtedness (continued)

(a)	Excludes unamortized note payable premium of $688 and $890 at December 31, 2003 and 2002, respectively.

(b)	Excludes unamortized note payable premium of $238 and $259 at December 31, 2003 and 2002, respectively.

The net carrying value of properties secured by these notes payable is $490,394,000 and $370,408,000 at December 31, 2003 and 2002, respectively.

Principal payments under these notes payable are due as follows:

2004	18,363
2005	13,172
2006	35,660
2007	78,413
2008	3,864
2009 and subsequent	194,679

$344,151

(b)	Line of credit payable

In March 2003, the Company entered into an amended and restated unsecured $300,000,000 revolving credit facility which bears interest, at the Company’s option, at either LIBOR plus 0.70% or a reference rate and expires in March 2006. At December 31, 2003 and 2002, the amount drawn on this line of credit was $48,250,000 and $66,000,000, respectively, and the interest rate was 1.86% and 2.97%, respectively. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. The Company at its sole option may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2007, assuming satisfaction of certain conditions.

(c)	Senior notes

In June 2003, the Company issued $75,000,000 in aggregate principal amount of 4.70% senior notes due June 2013. The Company sold these notes at 99.755% of the principal amount and used the net proceeds from the offering to repay borrowings under its line of credit.

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

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

6. Financial instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

(a)	Cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and other liabilities

The carrying amounts approximate fair values because of the short-term nature of these instruments.

(b)	Notes receivable

The carrying amounts of notes receivable with balances of $5,060,000 and $231,000 at December 31, 2003 and 2002, respectively, approximate fair values because of the short-term nature of these instruments.

It was not practicable to estimate the fair value of a note receivable with a balance of $454,000 and $556,000 at December 31, 2003 and 2002, respectively, due to the uncertainty of the timing of repayment.

The fair value of a note receivable with a balance of $2,330,000 at December 31, 2003 and notes receivable with balances of $15,104,000 at December 31, 2002, approximates the carrying amounts based on market rates for the same or other instruments with similar risk, security and remaining maturities.

(c)	Notes payable, line of credit and senior notes payable

The fair value of notes payable, line of credit and senior notes payable approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

7. Sale of real estate

The Company recorded a gain on sale of real estate of $10,571,000 during the year ended December 31, 2003. The gain is included in discontinued operations and related to the sale of three shopping centers and an office building parcel. The total sales proceeds for these sales of $34,021,000 were received in cash and one short-term note receivable which was paid off prior to December 31, 2003. The Company also sold another five shopping centers during the year ended December 31, 2003 and recorded no gain or loss on these sales. The total sales proceeds of $210,681,000 were received in cash and two notes receivable, one which was paid off prior to December 31, 2003.

The Company recorded a gain on sale of real estate of $8,702,000 during the year ended December 31, 2002. The gain is included in discontinued operations and related to the sale of seven shopping centers, two single tenant assets and one parcel of land. The total sales proceeds of $49,375,000 were received in cash and three notes receivable.

The Company recorded a gain on sale of real estate of $4,129,000 during the year ended December 31, 2001. The gain related to the sale of a shopping center, five single tenant assets, a 30% interest in a shopping center (Note 4) and four parcels of land. The total sales proceeds of $38,823,000 were received in cash and a note receivable.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

8. Stock plans

In August 1997, the Company established the 1997 Stock Option and Incentive Plan (the “1997 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 1997 Plan authorizes grants of stock, restricted stock and options to purchase up to 1,620,000 shares of authorized but unissued common stock. In March 2000, the Company established the 2000 Stock Incentive Plan (the “2000 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 2000 Plan authorizes grants of stock, restricted stock and options to purchase up to 489,971 shares of authorized but unissued common stock. The 2000 Plan was approved by the Company’s stockholders at the annual meeting held in May 2000. In November 2000, the number of shares available for grant pursuant to the 2000 Plan was increased to 1,786,695 shares upon approval by the Company’s stockholders in connection with the merger with Western. During 2003 the number of shares available for grant pursuant to the 2000 Plan was increased by 668,832 shares to 2,455,527 shares upon approval by the Company’s stockholders in connection with the annual meeting held in May 2003. At December 31, 2003, there were 1,302,174 additional shares available for grant under the 1997 Plan and the 2000 Plan.

(a)	Stock options

Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The stock options have seven-year terms and vest 33 1/3% per year over three years from the date of grant, except for the options granted to the independent directors which vest 33 1/3% immediately, with the remainder vesting ratably over two years.

No stock options were granted during 2003. The per share weighted average fair value of stock options granted during 2002 and 2001 were $3.42 and $2.14, on the dates of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2002	2001
Expected distribution yield	5.10%	7.80%
Risk-free interest rate	3.00%	5.00%
Expected volatility	20.59%	22.48%
Expected life (years)	7.0	6.8

The Company applied APB Opinion No. 25 in accounting for the 1997 Plan and 2000 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

8. Stock plans (continued)

Stock option activity during the periods presented is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2000	1,563,234	$19.6605
Granted	425,486	$21.5500
Exercised	(575,903)	$19.1051
Forfeited	(7,000)	$21.5500
Expired	(8,000)	$21.8901

Balance at December 31, 2001	1,397,817	$20.4240
Granted	213,500	$30.4200
Exercised	(928,372)	$20.0178
Forfeited	(9,332)	$21.5500

Balance at December 31, 2002	673,613	$24.1264
Exercised	(364,697)	$22.7159

Balance at December 31, 2003	308,916	$25.7773

At December 31, 2003 five stock option grants had shares outstanding as follows:

	1997	1998	1999	2001	2002
Granted options outstanding	68	5,500	1,999	152,348	149,001
Exercise price	$19.50	$22.1875	$17.625	$21.55	$30.42
Remaining contractual life in years	0.6	1.3	2.3	4.3	5.3
Options exercisable	68	5,500	1,999	16,319	6,661
Options unexercisable	—	—	—	136,029	142,340

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

8. Stock plans (continued)

(b)	Restricted stock and stock grants

During 2003, the Company granted 153,000 shares of restricted stock to certain officers and key employees pursuant to the 2000 Plan. The restricted shares vest over five years from the date of grant. During 2003, the Company granted 8,000 shares of restricted stock to four independent directors of the Board pursuant to the 2000 Plan. The restricted shares vest over three years from the date of grant. During 2003, the Company granted 2,000 shares of restricted stock to one independent director pursuant to the 2000 Plan. The restricted shares vest over two years from the date of grant. Compensation expense for the portion of restricted stock grants that vested during 2003 of $2,207,000 has been recognized in general and administrative expenses. Compensation expense related to these grants and the grants from 2002 and 2001 to be recognized in future periods is $8,781,000 at December 31, 2003.

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

9. Income taxes

As discussed in Note 2(g), the Company elected to be taxed as a REIT, effective April 16, 1997. Management believes that the Company qualified and management’s intent is to continue to qualify as a REIT and therefore does not expect the Company will be liable for income taxes at the federal level or in most states in future years. Accordingly, for the years ended December 31, 2003, 2002 and 2001, no provision was recorded for federal or substantially all state income taxes.

In connection with its election to be taxed as a REIT, the Company also elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions in the ten-year period following conversion. Such net unrealized gains were approximately $80,000,000, $80,000,000 and $50,000,000 at December 31, 2003, 2002 and 2001, respectively. Management believes that the Company will not be required to make payments of income taxes on $50,000,000 of built-in gains during the ten-year period ending December 31, 2007, or on $30,000,000 of built-in gains during the ten-year period ending December 31, 2012. It is the intent of the Company to defer asset dispositions to periods when related gains will not be subject to the built-in gains income taxes or otherwise to defer the recognition of the built-in gains. However, it may be necessary to recognize a liability for such income taxes in the future if management’s plans and intentions with respect to asset dispositions, or the related tax laws, change.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

9. Income taxes (continued)

The following unaudited table reconciles the Company’s book net income to REIT taxable income before dividends paid deduction:

	For the years ended December 31,
	2003 Estimate	2002 Actual	2001 Actual
Book net income	$104,436	$77,652	$64,222
Less: Differences between book and tax net income for REIT subsidiaries	(3,971)	(1,977)	(2,614)

	100,465	75,675	61,608
Add: Book depreciation and amortization (a)	39,512	28,717	25,753
Less: Tax depreciation and amortization	(41,633)	(26,136)	(26,823)
Less: Straight-line rent adjustments	(4,133)	(2,193)	(2,628)
Book/tax difference on gains/losses from capital transactions	(6,875)	(8,702)	(2,142)
Stock option expense	(5,648)	(6,886)	—
Other book/tax differences, net	(3,244)	98	4,858

Taxable ordinary income before adjustments	78,444	60,573	60,626
Less: Other adjustments (b)	(6,333)	—	(7,478)

REIT taxable income before dividends paid deduction	$72,111	$60,573	$53,148

(a)	Includes depreciation of properties in discontinued operations (see Note 3).

(b)	Based on other adjustments permitted by the Internal Revenue Code.

The Company pays distributions quarterly to the stockholders. The following presents the federal income tax characterization of distributions paid or deemed to be paid to stockholders:

	For the years ended December 31,
	2003		2002		2001
Ordinary income	$1.31	64.61%	$1.90	100.00%	$1.73	94.94%
Return of capital	0.62	30.67	—	—	0.09	5.06
Capital gain distribution	0.10	4.72	—	—	—	—

	$2.03	100.00%	$1.90	100.00%	$1.82	100.00%

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

10. Future lease revenue

Total future minimum lease receipts under noncancellable operating tenant leases in effect at December 31, 2003 are as follows:

2004	$204,264
2005	186,110
2006	161,385
2007	133,592
2008	107,374
2009 and subsequent	454,957

$1,247,682

11. Related party transactions

(a) In August 2002, the Company purchased 61,333 shares of its common stock from executive officers. The Company purchased the stock at fair value at a price of $34.40 per share, which was the closing stock price on the day the transaction was agreed to, and financed the transaction through operating cash flow. In February 2002, the Company purchased 126,666 shares of its common stock from an executive officer. The Company purchased the stock at fair value at a price of $29.05 per share and financed the transaction through operating cash flow. In January 2001, the Company purchased 1,000,000 shares of its common stock from an affiliate of the Company. The Company purchased the stock at fair value at a price of $20.85 per share and financed the transaction through a draw under its line of credit.

(b) The Company had notes receivable of $0 and $231,000 due from executive officers at December 31, 2003 and 2002, respectively. These notes bore interest at 7.00% and were due on demand. During 2003, two notes for $165,000 were repaid and one note for $66,000 was forgiven as a component of annual compensation which is included in general and administrative expenses.

12. Employee benefit plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan as defined by the Internal Revenue Code. The employee benefit plan, sponsored by the Company, allows eligible employees to defer a percentage of compensation on a pre-tax basis up to a maximum of $12,000 and $11,000 in 2003 and 2002, respectively. Employees over 50 years of age were able to add an additional $2,000 and $1,000 in 2003 and 2002, respectively. Prior to 2002, eligible employees were allowed to defer up to 15% of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management’s discretion, may match employee contributions. The Company’s cost for the years ended December 31, 2003, 2002 and 2001 was approximately $92,000, $77,000 and $64,000, respectively.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

13. Commitments and contingencies

(a) The Company has entered into construction contracts and also leases certain real estate and office equipment under operating leases expiring at various dates through 2051. Rental expense was $1,782,000, $348,000 and $770,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Committed amounts under construction contracts and minimum rentals under noncancellable operating leases in effect at December 31, 2003 were as follows:

2004	$4,805
2005	1,268
2006	1,021
2007	1,018
2008	936
2009 and subsequent	10,676

$19,724

(b) In connection with the acquisition of Western, the Company was named in a complaint alleging, among other things, that the merger terms between the Company and Western were unfair and violated fiduciary obligations to Western’s shareholders. The Court dismissed the fraud-based claims, the claims for breach of fiduciary duty in abuse of control and unjust enrichment, and dismissed in part the claim for breach of fiduciary duty. The parties reached a final agreement to resolve the litigation for a payment by the Company to the plaintiff class in the amount of $975,000. The Company intends to pursue collection of the settlement amount of $975,000 and the related legal costs of approximately $1,224,000 from its insurance carriers. Although the Company believes these amounts are covered by its existing coverage, and has reflected the settlement payment and the related legal costs in its financial statements as a receivable, one of the insurance carriers has disputed the claim and although the Company believes it will be successful in collecting the full amount, it can not be assured of that.

(c) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

14. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on December 31, 2003, the amount payable to the limited partner is estimated to be $1,341,000.

The Company is a general partner in a general partnership and a limited partnership which collectively own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnership occurred on December 31, 2003, the amounts payable to the other general partner and the limited partner are estimated to be $9,261,000.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts are in thousands, except unit, option and share data)

15. Segment reporting

The Company operates in one industry segment - real estate ownership, management and development. As of December 31, 2003 and 2002, the Company owned 130 and 105 community shopping centers, respectively, primarily located in the Western United States (see Note 1). Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. Therefore, the Company defines operating segments as individual properties with no segment representing more than 10% of the net operating income of the Company. No single tenant accounts for 10% or more of rental revenue and none of the shopping centers are located in a foreign country.

16. Quarterly financial data (unaudited)

The following summarizes the condensed quarterly financial information for the Company:

	Quarters ended 2003
	December 31	September 30	June 30	March 31
Revenue	$68,478	$67,900	$66,186	$62,058
Expenses	44,070	43,047	43,391	42,661

Income from continuing operations before minority interests and discontinued operations	24,408	24,853	22,795	19,397
Minority interests	(871)	(463)	(260)	(860)
Discontinued operations	2,577	135	5,647	7,078

Net income	$26,114	$24,525	$28,182	$25,615

Basic earnings per share:
Income from continuing operations	$0.59	$0.61	$0.57	$0.48
Discontinued operations	$0.06	$—	$0.14	$0.18
Net income	$0.65	$0.61	$0.71	$0.66
Diluted earnings per share:
Income from continuing operations	$0.59	$0.61	$0.55	$0.48
Discontinued operations	$0.06	$—	$0.14	$0.18
Net income	$0.65	$0.61	$0.69	$0.66

	Quarters ended 2002
	December 31	September 30	June 30	March 31
Revenue	$49,375	$48,257	$46,869	$45,284
Expenses	32,404	31,695	31,146	30,198

Income from continuing operations before minority interests and discontinued operations	16,971	16,562	15,723	15,086
Minority interests	(372)	(359)	(368)	(358)
Discontinued operations	7,225	4,250	1,623	1,669

Net income	$23,824	$20,453	$16,978	$16,397

Basic earnings per share:
Income from continuing operations	$0.49	$0.48	$0.46	$0.45
Discontinued operations	$0.22	$0.13	$0.05	$0.05
Net income	$0.71	$0.61	$0.51	$0.50
Diluted earnings per share:
Income from continuing operations	$0.49	$0.48	$0.46	$0.44
Discontinued operations	$0.21	$0.12	$0.04	$0.05
Net income	$0.70	$0.60	$0.50	$0.49

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2003

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements(2)	Carrying Costs	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:
Albany Plaza Albany, OR	$—	$1,525	$4,606	$—	$1,567	$—	$1,525	$6,173	$7,698	$923	1999	(A)
Angels Camp Town Center Angels Camp, CA	—	1,153	3,485	—	36	—	1,153	3,521	4,674	285	2000	(A)
Arlington Courtyard Riverside, CA	—	401	753	—	117	—	401	870	1,271	296	1994	(A)
Auburn North Auburn, WA	—	2,275	6,876	—	2,800	—	2,275	9,676	11,951	1,586	1999	(A)
Bear Creek Plaza Medford, OR	—	3,275	10,076	—	1,325	—	3,275	11,401	14,676	2,020	1998	(A)
Bixby Hacienda Hacienda Heights, CA	—	6,859	16,012	3	141	—	6,862	16,153	23,015	723	2002	(A)
Blaine International Center Blaine, WA	—	1,951	5,255	—	70	—	1,951	5,325	7,276	438	2000	(A)
Blossom Valley Turlock, CA	—	2,494	7,483	—	38	—	2,494	7,521	10,015	593	2000	(A)
Brookhurst Anaheim, CA	—	6,152	14,359	—	883	—	6,152	15,242	21,394	859	2001	(A)
Brookvale Center Fremont, CA	—	3,161	9,555	—	931	—	3,161	10,486	13,647	1,787	1997	(A)
Cable Park Orangevale, CA	—	3,043	9,192	—	37	—	3,043	9,229	12,272	910	1999	(A)
Canal Farms Las Brunos, CA	—	1,577	4,728	—	54	—	1,577	4,782	6,359	395	2000	(A)
Canby Square Canby, OR	—	2,503	7,517	33	1,672	—	2,536	9,189	11,725	402	2001	(A)
Canyon Ridge Plaza Kent, WA	—	2,905	—	(1)	8,196	—	2,904	8,196	11,100	1,908	1992 1995	(A) (C)
Canyon Square Plaza Santa Clarita, CA	—	2,725	8,327	—	112	—	2,725	8,439	11,164	986	1999	(A)
Caughlin Ranch Reno, NV	—	2,274	6,853	10	1,118	—	2,284	7,971	10,255	631	2000	(A)
Century Center Modesto, CA	—	4,780	14,337	—	649	—	4,780	14,986	19,766	1,243	2000	(A)
Cheyenne Commons Las Vegas, NV	—	8,540	27,937	—	2,307	—	8,540	30,244	38,784	6,865	1995	(A)
Chico Crossroads Chico, CA	—	3,600	17,071	—	6,034	—	3,600	23,105	26,705	2,982	1997	(A)
Chino Town Square Chino, CA	25,515	8,801	10,466	12,290	15,777	—	21,091	26,243	47,334	6,311	1992	(A)
Claremont Village Everett, WA	—	2,320	7,035	—	229	—	2,320	7,264	9,584	1,260	1997	(A)
Cobblestone Redding, CA	—	1,869	5,609	—	119	—	1,869	5,728	7,597	484	2000	(A)
Commonwealth Square Folsom, CA	—	4,425	13,274	—	146	—	4,425	13,420	17,845	1,073	2000	(A)
Country Club Center Rio Rancho, NM	3,095	566	1,518	—	1,864	—	566	3,382	3,948	1,362	1992	(A)
Country Fair Shopping Center Chino, CA	—	6,113	14,263	—	319	—	6,113	14,582	20,695	344	2003	(A)
Country Gables Granite Bay, CA	—	4,622	10,806	—	149	—	4,622	10,955	15,577	892	2000	(A)
Creekside Center Hayward, CA	—	1,500	4,545	—	606	—	1,500	5,151	6,651	731	1998	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2003

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Carrying Costs	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:
Date Palm Cathedral City, CA	—	2,875	8,616	—	22	—	2,875	8,638	11,513	199	2003	(A)
Decatur Meadows Las Vegas, NV	—	2,752	6,424	—	264	—	2,752	6,688	9,440	374	2002	(A)
Del Norte Plaza Escondido, CA	16,664	9,972	23,268	—	72	—	9,972	23,340	33,312	440	2003	(A)
Dublin Retail Center Dublin, CA	—	4,063	12,160	—	276	—	4,063	12,436	16,499	687	2000	(A)
Eagle Station Carson City, NV	—	2,455	7,363	—	120	—	2,455	7,483	9,938	607	2000	(A)
East Burnside Portland, OR	—	1,583	3,695	21	211	—	1,604	3,906	5,510	347	2000	(A)
Eastridge Plaza Porterville, CA	—	1,170	3,513	—	7	—	1,170	3,520	4,690	275	2000	(A)
El Camino North Oceanside, CA	—	14,822	34,523	—	12,605	—	14,822	47,128	61,950	878	2003	(A)
Elko Junction Elko, NV	—	3,274	9,822	—	43	—	3,274	9,865	13,139	784	2000	(A)
Elverta Crossing Sacramento, CA	—	3,080	9,236	—	115	—	3,080	9,351	12,431	758	2000	(A)
Encinitas Marketplace Encinitas, CA	—	3,529	8,281	—	672	—	3,529	8,953	12,482	1,018	2000	(A)
Fairmont Shopping Center Fairmont, CA	—	3,420	8,023	—	334	—	3,420	8,357	11,777	1,576	1997	(A)
Fashion Faire San Leandro, CA	—	2,863	8,695	—	237	—	2,863	8,932	11,795	1,291	1998	(A)
Fire Mountain Oceanside, CA	11,640	5,155	12,029	—	33	—	5,155	12,062	17,217	282	2003	(A)
Frontier Village Shopping Center Lake Stevens, WA	—	6,258	14,573	—	493	—	6,258	15,066	21,324	356	2003	(A)
Fullerton Town Center Fullerton, CA	—	10,192	23,617	—	97	—	10,192	23,714	33,906	549	2003	(A)
Gardena Gateway Center Gardena, CA	6,629	2,778	6,471	—	46	—	2,778	6,517	9,295	150	2003	(A)
Garrison Square Vancouver, WA	—	1,462	4,391	44	1,075	—	1,506	5,466	6,972	258	2001	(A)
Gateway Shopping Center Mill Creek, WA	—	3,938	12,032	—	76	—	3,938	12,108	16,046	826	2000	(A)
Glen Cove Center Vallejo, CA	—	1,925	5,807	—	26	—	1,925	5,833	7,758	771	1998	(A)
Glenbrook Center Sacramento, CA	—	1,538	3,588	—	1,428	—	1,538	5,016	6,554	417	2000	(A)
Gordon Ranch Chino Hills, CA	—	5,623	13,120	—	150	—	5,623	13,270	18,893	446	2002	(A)
Granary Square Valencia, CA	—	5,479	12,835	—	433	—	5,479	13,268	18,747	1,169	2000	(A)
Green Valley Town & Country Henderson, NV	—	4,096	12,343	—	177	—	4,096	12,520	16,616	2,057	1997	(A)
Gresham Town Fair Gresham, OR	16,139	6,471	15,078	—	138	—	6,471	15,216	21,687	350	2003	(A)
Heritage Park Suison City, CA	—	3,449	10,348	—	747	—	3,449	11,095	14,544	851	2000	(A)
Heritage Place Tulare, CA	—	2,098	6,298	—	43	—	2,098	6,341	8,439	509	2000	(A)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2003

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Carrying Costs	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:
Hermiston Plaza Hermiston, OR	—	1,930	6,145	—	1,217	—	1,930	7,362	9,292	1,111	1998	(A)
Hood River Center Hood River, OR	—	1,169	3,699	—	3,220	—	1,169	6,919	8,088	912	1998	(A)
Kenneth Hahn Plaza Los Angeles, CA	6,000	3,116	7,271	—	144	—	3,116	7,415	10,531	173	2003	(A)
Kmart Phoenix, AZ	—	1,590	3,710	—	—	—	1,590	3,710	5,300	91	2003	(A)
Kmart Center Sacramento, CA	—	1,130	3,392	—	171	—	1,130	3,563	4,693	335	2000	(A)
La Verne Towne Center Trust La Verne, CA	—	3,477	7,980	—	126	—	3,477	8,106	11,583	191	2003	(A)
Laguna 99 Plaza Elk Grove, CA	—	3,244	9,730	—	15	—	3,244	9,745	12,989	765	2000	(A)
Laguna Village Sacramento, CA	—	3,448	20	—	18,271	—	3,448	18,291	21,739	4,206	1992 1996/97	(A) (C)
Lakewood Shopping Center Lakewood, CA	—	2,363	7,141	—	51	—	2,363	7,192	9,555	1,190	1997	(A)
Lakewood Plaza Bellflower, CA	—	2,538	5,921	—	—	—	2,538	5,921	8,459	136	2003	(A)
Lakewood Village Windsor, CA	8,833	5,347	12,476	—	110	—	5,347	12,586	17,933	1,012	2000	(A)
Larwin Square Tustin, CA	—	8,617	20,104	—	386	—	8,617	20,490	29,107	509	2002	(A)
Laurentian Center Ontario, CA	4,159	2,767	6,411	—	(389)	—	2,767	6,022	8,789	1,212	1994/96	(A)
Loma Square San Diego, CA	17,820	7,764	18,116	—	64	—	7,764	18,180	25,944	423	2003	(A)
Manteca Marketplace Manteca, CA	—	3,904	11,908	16	660	—	3,920	12,568	16,488	1,910	1998	(A)
Marina Village Huntington Beach, CA	—	3,531	10,660	15	669	—	3,546	11,329	14,875	1,489	1999	(A)
Maysville Marketsquare Maysville, KY	5,064	3,435	2,001	(86)	3,988	—	3,349	5,989	9,338	1,693	1992 1993	(A) (C)
Medford Center Medford, OR	—	8,369	19,527	—	276	—	8,369	19,803	28,172	449	2003	(A)
Melrose Village Vista, CA	8,650	5,125	11,621	—	174	—	5,125	11,795	16,920	2,891	1999	(A)
Memphis Retail Center Memphis, TN	—	1,204	3,784	—	(70)	—	1,204	3,714	4,918	1,064	1992	(A)
Menlo Park Portland, OR	—	3,056	7,134	44	1,600	—	3,100	8,734	11,834	703	2000	(A)
Milwaukie Marketplace Milwaukie, OR	—	3,184	9,717	—	544	—	3,184	10,261	13,445	1,729	1998	(A)
Mineral King Plaza Visalia, CA	—	1,506	3,505	—	24	—	1,506	3,529	5,035	82	2003	(A)
Mira Loma Shopping Center Reno, NV	—	1,925	5,810	—	742	—	1,925	6,552	8,477	854	1998	(A)
Mission Ridge Plaza Manteca, CA	—	2,880	8,640	—	6	—	2,880	8,646	11,526	676	2000	(A)
Monterey Plaza San Jose, CA	16,410	7,688	18,692	14	432	—	7,702	19,124	26,826	3,270	1997	(A)
Mountain Square Upland, CA	24,151	8,902	20,666	—	34	—	8,902	20,700	29,602	477	2003	(A)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2003

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Carrying Costs	Land	Buildings and Improvements	Total (1)(2)(3)
PROPERTIES:
North County Plaza Carlsbad, CA	—	5,899	13,765	—	265	—	5,899	14,030	19,929	322	2003	(A)
North Hills Reno, NV	—	2,500	—	—	—	—	2,500	—	2,500	—	2000	(A)
North Mountain Village Phoenix, AZ	7,013	2,058	6,173	—	32	—	2,058	6,205	8,263	157	2003	(A)
Northridge Plaza Fair Oaks, CA	—	1,658	4,977	—	204	—	1,658	5,181	6,839	444	2000	(A)
Oceanside Crossing Oceanside, CA	—	1,667	3,890	—	136	—	1,667	4,026	5,693	90	2003	(A)
Olympia Place Walnut Creek, CA	—	8,559	—	—	36,605	—	8,559	36,605	45,164	—	2000	(A)
Olympia Square Olympia, WA	13,317	3,737	11,580	—	1,139	—	3,737	12,719	16,456	4,686	1992	(A)
Olympia West Center Olympia, WA	—	2,736	8,278	—	161	—	2,736	8,439	11,175	1,425	1997	(A)
Oregon City Shopping Center Oregon City, OR	9,269	4,426	13,424	—	2,590	—	4,426	16,014	20,440	2,004	1998	(A)
Oregon Trail Gresham, OR	—	3,593	11,501	—	2,826	—	3,593	14,327	17,920	2,189	1998	(A)
Pacific Commons Shopping Center Spanaway, WA	—	3,419	10,307	—	94	—	3,419	10,401	13,820	1,456	1998	(A)
Palmdale Center Palmdale, CA	—	1,150	3,509	—	221	—	1,150	3,730	4,880	661	1997	(A)
Panther Lake Shopping Center Kent, WA	—	1,950	5,901	—	298	—	1,950	6,199	8,149	1,015	1998	(A)
Park Place Vallejo, CA	—	4,020	9,381	—	87	—	4,020	9,468	13,488	745	2000	(A)
Pavilions Place Westminster, CA	—	12,071	28,166	12	68	—	12,083	28,234	40,317	393	2003	(A)
Pine Creek Shopping Center Grass Valley, CA	—	5,000	15,001	—	378	—	5,000	15,379	20,379	1,255	2000	(A)
Pioneer Plaza Springfield, OR	—	1,864	5,707	—	11	—	1,864	5,718	7,582	853	1998	(A)
Plaza 580 Livermore, CA	—	4,010	12,031	—	180	—	4,010	12,211	16,221	1,012	2000	(A)
Powell Valley Junction Gresham, OR	—	1,546	4,747	—	1,572	—	1,546	6,319	7,865	825	1998	(A)
Powell Villa Portland, OR	—	825	2,478	23	285	—	848	2,763	3,611	216	2001	(A)
Rainbow Promenade Las Vegas, NV	18,515	9,381	21,933	(15)	160	—	9,366	22,093	31,459	3,530	1997	(A)
Rancho Las Palmas Rancho Mirage, CA	11,921	5,025	15,233	—	950	—	5,025	16,183	21,208	1,843	1999	(A)
Rheem Valley Moraga, CA	—	4,518	10,523	—	458	—	4,518	10,981	15,499	282	2003	(A)
Rockwood Plaza Gresham, OR	—	1,179	3,540	18	1,269	—	1,197	4,809	6,006	544	2000	(A)
Sahara Pavilion North Las Vegas, NV	29,354	11,925	28,653	(10)	953	—	11,915	29,606	41,521	9,769	1992	(A)
Sahara Pavilion South Las Vegas, NV	—	4,833	12,988	—	2,021	—	4,833	15,009	19,842	5,097	1992	(A)
San Dimas Market Place San Dimas, CA	13,886	5,699	17,315	—	6	—	5,699	17,321	23,020	2,598	1998	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2003

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Carrying Costs	Land	Buildings and Improvements	Total (1)(2)(3)
PROPERTIES:
Sandy Marketplace Sandy, OR	4,303	2,047	6,132	—	432	—	2,047	6,564	8,611	936	1998	(A)
Shops at Bakersfield Bakersfield, CA	—	59	178	—	—	—	59	178	237	4	2003	(A)
Shops at Lincoln School Modesto, CA	—	1,672	5,069	—	27	—	1,672	5,096	6,768	548	1999	(A)
Silverdale Shopping Center Silverdale, WA	5,598	2,048	4,652	—	28	—	2,048	4,680	6,728	108	2003	(A)
Sky Park Plaza Chico, CA	—	3,566	10,700	—	294	—	3,566	10,994	14,560	845	2000	(A)
Southern Palms Tempe, AZ	—	3,661	10,983	—	140	—	3,661	11,123	14,784	278	2003	(A)
Southgate Center Milwaukie, OR	2,979	1,423	4,319	—	448	—	1,423	4,767	6,190	606	1998	(A)
Southpointe Plaza Sacramento, CA	9,366	2,194	5,100	—	118	—	2,194	5,218	7,412	123	2003	(A)
Sunset Esplanade Hillsboro, OR	—	8,610	20,090	—	16	—	8,610	20,106	28,716	923	2002	(A)
Sunset Mall Portland, OR	7,369	2,996	9,089	(14)	124	—	2,982	9,213	12,195	1,211	1998	(A)
Sunset Square Bellingham, WA	—	6,100	18,647	(7)	2,532	—	6,093	21,179	27,272	7,373	1992	(A)
Sycamore Plaza Anaheim, CA	—	1,856	5,589	—	108	—	1,856	5,697	7,553	483	2000	(A)
Tacoma Central Tacoma, WA	8,652	5,314	16,219	—	589	—	5,314	16,808	22,122	2,677	1997	(A)
Tanasbourne Village Hillsboro, OR	17,676	5,573	13,861	—	1,145	—	5,573	15,006	20,579	4,780	1992	(A)
Tustin Heights Tustin, CA	10,057	3,675	11,089	—	723	—	3,675	11,812	15,487	1,699	1997	(A)
Ukiah Crossroads Ukiah, CA	—	1,869	5,609	—	20	—	1,869	5,629	7,498	447	2000	(A)
Vermont Slauson Shopping Center Los Angeles, CA	—	5,237	12,157	—	7	—	5,237	12,164	17,401	252	2003	(A)
Victorian Walk Fresno, CA	—	1,676	5,025	—	324	—	1,676	5,349	7,025	461	2000	(A)
Vineyard Village East Ontario, CA	—	648	2,720	1	318	—	649	3,038	3,687	814	1994	(A)
Vineyards Marketplace Rancho Cucamonga, CA	5,033	2,072	4,835	—	—	—	2,072	4,835	6,907	111	2003	(A)
Walmart/Sam’s Club Downey, CA	—	900	2,100	—	—	—	900	2,100	3,000	48	2003	(A)
West Town Winnemucca, NV	—	1,085	3,258	—	7	—	1,085	3,265	4,350	256	2000	(A)
Winterwood Pavilion Las Vegas, NV	—	4,573	13,015	—	1,765	—	4,573	14,780	19,353	5,412	1992	(A)
Yreka Junction Yreka, CA	—	2,436	7,304	—	12	—	2,436	7,316	9,752	576	2000	(A)

	$345,077	$497,476	$1,262,609	$12,411	$161,847	$—	$509,887	$1,424,456	$1,934,343	$160,449

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2003

(In thousands)

Notes:

(1)	The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $1,724,827 as of December 31, 2003.

(2)	Net of write-offs of fully depreciated assets.

(3)	The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 2001 through December 31, 2003:

	For the years ended December 31,
Cost of properties	2003	2002	2001
Balance, beginning of year	$1,431,090	$1,331,951	$1,268,719
Additions (acquisition, improvements, etc.)	725,670	130,425	93,180
Interest capitalized	4,507	1,796	1,539
Deductions (write-off of tenant improvements, cost of real estate sold and provision for loss on impairment)	(226,924)	(33,082)	(31,487)

Balance, end of year	$1,934,343	$1,431,090	$1,331,951

	For the years ended December 31,
Accumulated depreciation and amortization	2003	2002	2001
Balance, beginning of year	$125,057	$98,762	$73,895
Additions (depreciation and amortization expense)	37,838	28,526	27,536
Deductions (write-off of accumulated depreciation of tenant improvements and cost of real estate sold)	(2,446)	(2,231)	(2,669)

Balance, end of year	$160,449	$125,057	$98,762

See accompanying independent auditors’ report.