Form 10-Q
period 2004-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2004-05-05
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, the number of shares of the registrant’s common stock outstanding was [40,288,507].

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS:

Properties, at cost:
Land	$510,438	$509,887
Buildings and improvements	1,377,841	1,374,663
Tenant improvements	51,077	49,793

	1,939,356	1,934,343
Less accumulated depreciation and amortization	(169,495)	(160,449)

	1,769,861	1,773,894

Investments in unconsolidated entities	2,609	3,223
Cash and cash equivalents	7,188	6,453
Accounts receivable (net of allowance for doubtful accounts of $4,237 and $4,444, respectively)	10,029	13,478
Accrued rent receivable (net of allowance for doubtful accounts of $2,864 and $2,735, respectively)	23,287	22,552
Notes receivable	7,450	7,844
Deferred lease commissions (including unamortized related party amounts of $7,916 and $7,386, respectively, and net of accumulated amortization of $5,940 and $5,512, respectively)	11,650	11,029
Prepaid expenses	20,439	19,072
Other assets	60,125	5,803

	$1,912,638	$1,863,348

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Notes payable	$330,704	$345,077
Line of credit payable	157,750	48,250
Senior notes	453,762	503,708
Accounts payable, accrued expenses and other liabilities	44,344	41,703

	986,560	938,738
Minority interests	31,306	32,325

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,398,771 and 40,293,382 shares issued and outstanding, net of 1,190,999 treasury shares, at March 31, 2004 and December 31, 2003, respectively	404	403
Paid in capital in excess of par value	955,039	952,973
Deferred compensation	(10,203)	(8,781)
Accumulated deficit	(50,468)	(52,310)

	894,772	892,285

	$1,912,638	$1,863,348

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
REVENUE:
Base rent	$53,464	$48,113
Percentage rent	804	531
Recoveries from tenants	13,717	12,506
Income from unconsolidated entities	169	58
Other	1,373	830

	69,527	62,038

EXPENSES:
Property operating	9,686	9,806
Property taxes	5,703	5,394
Depreciation and amortization	10,960	9,104
Interest	15,250	13,826
General and administrative	3,306	4,180
Other	460	331

	45,365	42,641

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	24,162	19,397
Minority interests	(631)	(860)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	23,531	18,537
Discontinued operations	206	7,079

NET INCOME	$23,737	$25,616

Basic earnings per share:
Income from continuing operations	$0.59	$0.48
Discontinued operations	$—	$0.18
Net income	$0.59	$0.66

Diluted earnings per share:
Income from continuing operations	$0.59	$0.48
Discontinued operations	$—	$0.18
Net income	$0.59	$0.66

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,737	$25,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,960	9,104
Bad debt expense	824	1,563
Amortization of prepaid financing costs	345	310
Income from unconsolidated entities	(169)	(58)
Discontinued operations	(206)	(7,077)
Minority interests	631	860
Vesting of restricted stock	923	323
Changes in assets and liabilities, net of the effects of the acquisition of Center Trust in 2003:
Decrease (increase) in accounts receivable	2,760	(77)
Increase in accrued rent receivable	(870)	(882)
Increase in accrued interest on notes receivable	(149)	(178)
Increase in deferred lease commissions	(1,295)	(867)
(Increase) decrease in prepaid expenses	(1,715)	3,175
Increase in other assets	(2,195)	(3,013)
Increase in accounts payable, accrued expenses and other liabilities	2,641	9,040

Net cash provided by operating activities	36,222	37,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(3,921)	(40,347)
Funds held in escrow pending property acquisition	(55,600)	(10,886)
Proceeds from sale of real estate	1,300	152,116
Distributions and equity repayments from unconsolidated entities	783	4,038
Acquisition of Center Trust	—	(12,786)
Redemption of operating subsidiary units	(2,532)	(1,093)
Collections of notes receivable	543	631

Net cash (used in) provided by investing activities	(59,427)	91,673

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	—	2,907
Notes payable payments	(14,315)	(205,901)
Line of credit proceeds	255,500	221,000
Line of credit payments	(146,000)	(125,500)
Repayment of senior notes	(50,000)	—
Repurchase of common shares	—	(112)
Issuance of common shares	1,291	292
Distributions paid	(22,559)	(17,221)

Net cash provided by (used in) financing activities	23,917	(124,535)

INCREASE IN CASH AND CASH EQUIVALENTS	712	4,977
Cash from discontinued operations	23	4,752

NET INCREASE IN CASH AND CASH EQUIVALENTS	735	9,729
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,453	1,284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,188	$11,013

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $84 and $1,602, respectively)	$15,006	$11,831

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$3,405	$—
Notes receivable issued upon sales of properties	$—	$16,650
Conversion of operating subsidiary units to common stock	$—	$1,925
Stock issued in acquisition of Center Trust	$—	$208,343
Assumption of notes payable, bonds and line of credit in Acquisition of Center Trust	$—	$362,257
Minority interest from acquisition of Center Trust	$—	$21,242
Note payable assumed upon acquisition of property	$—	$16,919
Excess of cash paid over book value of operating subsidiary units redeemed	$1,570	$43
Assignment of debt on sales of properties	$—	$30,000
Increase in deferred compensation	$2,342	$1,998

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2004 (unaudited) and December 31, 2003,

and for the three months ended March 31, 2004 and 2003 (unaudited)

(Tabular amounts are in thousands, except option and share data)

1. Management statement and general

The consolidated financial statements of Pan Pacific Retail Properties, Inc. and subsidiaries (the “Company”) were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2003, which are included in the Company’s 2003 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

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

	For the three months ended March 31,
	2004	2003
Net income as reported	$23,737	$25,616
Add: Stock-based compensation expense included in reported net income	$923	$323
Deduct: Total fair value stock-based compensation expense for all awards	$(1,035)	$(456)
Pro forma net income	$23,625	$25,483
Basic earnings per share as reported	$0.59	$0.66
Pro forma basic earnings per share	$0.59	$0.66
Diluted earnings per share as reported	$0.59	$0.66
Pro forma diluted earnings per share	$0.58	$0.65

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

2. Stock plans

In February 2004, the Company granted 46,250 shares of restricted stock and awarded 1,000 shares of stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. As a result an additional $2,342,000 was added to deferred compensation.

In July 2003, the Company granted 110,000 shares of restricted stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. As a result of the grant an additional $4,631,000 was added to deferred compensation.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2004 (unaudited) and December 31, 2003,

and for the three months ended March 31, 2004 and 2003 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Stock plans (continued)

In March 2003, the Company granted 53,000 shares of restricted stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan. As a result of the grant an additional $1,998,000 was added to deferred compensation.

For the three months ended March 31, 2004 and 2003, $920,000 and $320,000, respectively, was recognized in general and administrative expense.

3. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004	2003
Income available to common stockholders:
Basic	$23,737	$25,616
Add-back income allocated to dilutive operating subsidiary units	395	379

Diluted	$24,132	$25,995

Weighted average shares:
Basic	40,037,427	38,630,579
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	258,096	232,447
Conversion of dilutive operating subsidiary units	792,760	763,184

Diluted	41,088,283	39,626,210

For the three months ended March 31, 2004, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the three months ended March 31, 2003, 272,338 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

4. Operating subsidiary

In February 2004, a non-managing member of Pan Pacific (Portland), LLC tendered 50,000 units in exchange for $2,532,000 cash, or $50.64 per share.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2004 (unaudited) and December 31, 2003,

and for the three months ended March 31, 2004 and 2003 (unaudited)

(Tabular amounts are in thousands, except option and share data)

5. Line of credit

In March 2003, the Company entered into a $300,000,000 revolving credit agreement which bears interest, at the Company’s option, at either LIBOR plus 0.70% or a reference rate and expires in March 2006. At March 31, 2004, the amount drawn on this line of credit was $157,750,000 and the interest rate was 1.78%. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. The Company, at its sole option, may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2007, assuming satisfaction of certain conditions.

6. Senior notes

On February 17, 2004, the Company repaid $50,000,000 in aggregate principal amount of 7.88% senior notes which was the original maturity date of the notes. The Company borrowed on its credit line to fund the repayment.

7. Discontinued operations

We report each individual property as a component for determining discontinued operations. The operations of one non-strategic asset sold during the first quarter of 2004 were reported as income from discontinued operations in 2004, and its respective 2003 results of operations were reclassified to income from discontinued operations. The operations of eight properties sold during 2003 are reported as income from discontinued operations in 2003. The following is a summary of our income from discontinued operations for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004	2003
Revenue	$38	$8,427
Gain on sale	178	2,771
Property operating expenses	(10)	(3,936)
Depreciation and amortization expenses	—	(183)

Discontinued operations	$206	$7,079

8. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on March 31, 2004, the amount payable to the limited partner is estimated to be $3,062,000.

The Company is a general partner in a general partnership and a limited partnership which collectively own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnership occurred on March 31, 2004, the amounts payable to the other general partner and the limited partner are estimated to be $9,810,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three months ended March 31, 2003 to separately reflect the results of discontinued operations for properties that have since been sold. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three months ended March 31, 2003. See the discussions of discontinued operations in the “Results of Operations” section below.

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

During the three months ended March 31, 2004, one non-strategic asset was sold. The cash proceeds were used to pay down our revolving credit facility. During the three months ended March 31, 2003, four non-strategic assets were sold. The cash proceeds were used toward the purchase of a shopping center asset and to pay down our revolving credit facility.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of $362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and as of March 31, 2004, we may issue up to 250,298 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them.

We expect that the more significant part of our growth in the next year or two will come from rent increases from the lease-up and re-tenanting initiatives of the assets acquired in the Center Trust acquisition, from the stabilization of two other properties acquired during 2003 and a property acquired in the first quarter of 2004 as well as from additional acquisitions.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Total revenue increased by $7,489,000, or 12.1%, to $69,527,000 for the three months ended March 31, 2004, from $62,038,000 for the three months ended March 31, 2003.

Rental revenue, which includes base rent and percentage rent, increased by $5,624,000, or 11.6%, to $54,268,000 for the three months ended March 31, 2004, from $48,644,000 for the three months ended March 31, 2003. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio and the addition of Olympia Place as an operating property which had been under development in 2003.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $1,211,000, or 9.7%, to $13,717,000 for the three months ended March 31, 2004, from $12,506,000 for the three months ended March 31, 2003. This increase resulted primarily from the acquisition of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 89.1% for the three months ended March 31, 2004 compared to 82.3% for the three months ended March 31, 2003. The increase in recovery percentage compared to the prior year period reflects the impact of the lease-up and re-leasing of the Center Trust portfolio. We expect that the recovery percentage will continue to increase over time due to additional re-leasing and as occupancy is increased in the acquired assets.

Other income increased by $543,000, or 65.4%, to $1,373,000 for the three months ended March 31, 2004, from $830,000 for the three months ended March 31, 2003. The increase resulted primarily from greater termination fee and other miscellaneous income from operating properties in 2004 over the same period in 2003.

Property operating expenses decreased by $120,000, or 1.2%, to $9,686,000 for the three months ended March 31, 2004, from $9,806,000 for the three months ended March 31, 2003. The decrease was primarily the result of greater bad debt expense in the first quarter of 2003. Property taxes increased by $309,000, or 5.7%, to $5,703,000 for the three months ended March 31, 2004, from $5,394,000 for the three months ended March 31, 2003. The increase in property taxes was primarily the result of the acquisition of the Center Trust portfolio.

Depreciation and amortization increased by $1,856,000, or 20.4%, to $10,960,000 for the three months ended March 31, 2004, from $9,104,000 for the three months ended March 31, 2003. This was primarily due to the acquisition of the Center Trust portfolio.

Interest expense increased by $1,424,000, or 10.3%, to $15,250,000 for the three months ended March 31, 2004, from $13,826,000 for the three months ended March 31, 2003. The increase was primarily the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2003 and 2004. Interest expense also increased as a result of our issuance of $75,000,000 in aggregate principal amount of senior notes in June 2003. The stated interest rate of 4.70% on the senior note issuances is higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the note offering. These increases were partially offset by a decrease in interest expense resulting from the payoff of $50,000,000 of 7.88% senior notes in February 2004 with a borrowing on our credit line which had a weighted average interest rate of 1.78% at March 31, 2004.

General and administrative expenses decreased by $874,000, or 20.9%, to $3,306,000 for the three months ended March 31, 2004, from $4,180,000 for the three months ended March 31, 2003. This decrease resulted primarily from a decrease in accrued compensation for bonuses. As a percentage of total revenue, general and administrative expenses were 4.8% for the three months ended March 31, 2004 as compared to 6.7% for the three months ended March 31, 2003.

Discontinued operations for the three months ended March 31, 2004 of $206,000 reflects the operating results of one non-strategic asset that was sold during the quarter. Included in this amount is gain on sale of $178,000. Discontinued operations for the three months ended March 31, 2003 of $7,079,000 reflects the operating results of one non-strategic asset that was sold during the three months ended March 31, 2004 and was owned in 2003 and eight of the nine non-strategic assets that were sold during 2003. Included in this amount is gain on sale of $2,771,000.

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

The following table presents our Funds from Operations:

	For the three months ended March 31,
	2004	2003
Net income	$23,737,000	$25,616,000
Add:
Depreciation and amortization	10,960,000	9,104,000
Depreciation of discontinued operations	—	183,000
Depreciation of unconsolidated entities	60,000	59,000
Operating subsidiary minority interests	396,000	725,000
Less:
Gain on sale of discontinued operations	(178,000)	(2,771,000)
Depreciation of minority interests	(65,000)	—
Depreciation of non-real estate corporate assets	(68,000)	(144,000)

Funds from Operations	$34,842,000	$32,772,000

Weighted average number of shares of common stock outstanding (assuming dilution)	41,088,283	39,898,548

Cash Flows

Comparison of the Three Months Ended March 31, 2004 to the Three months ended March 31, 2003

Net cash provided by operating activities decreased by $1,617,000 to $36,222,000 for the three months ended March 31, 2004, as compared to $37,839,000 for the three months ended March 31, 2003. The decrease was primarily the result of an increase in income from continuing operations due to the acquisition of Center Trust and a decrease in accounts receivable offset by an increase in prepaid expenses and a change in the increase in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities increased by $151,100,000 to $59,427,000 for the three months ended March 31, 2004, as compared to net cash provided by investing activities of $91,673,000 for the three months ended March 31, 2003. The increase was primarily the result of a decrease in proceeds from the sale of real estate and an increase in funds held in escrow pending property acquisition offset by a decrease in acquisitions of and additions to properties and a decrease in cash used in the acquisition of Center Trust.

Net cash provided by financing activities increased by $148,452,000 to $23,917,000 for the three months ended March 31, 2004, as compared to net cash used in financing activities of $124,535,000 for the three months ended March 31, 2003. The increase primarily resulted from a decrease in notes payable payments and an increase in line of credit proceeds offset by an increase in line of credit payments, an increase in repayment of senior notes and an increase in distributions paid.

Liquidity and Capital Resources

Our total market capitalization at March 31, 2004 was approximately $3,087,149,000, based on the market closing price of our common stock at March 31, 2004 of $52.10 per share (assuming the conversion of 770,762 operating subsidiary units to common stock) and our debt outstanding of approximately $942,216,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 30.5% at March 31, 2004. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In March 2003, we entered into a new $300,000,000 revolving credit facility with a maturity date of March 2006. At March 31, 2004, we had $157,750,000 drawn on our revolving credit facility leaving $142,250,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.70% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at March 31, 2004 was 1.78%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes.

In June 2003, we issued $75,000,000 of 4.70% senior notes due June 1, 2013. The net proceeds from the offering were used to repay borrowings under our revolving credit facility.

During 2003, nine non-strategic assets were sold, including two regional malls that were acquired as part of the Center Trust acquisition, which generated net cash proceeds of approximately $190,000,000 which were used primarily to repay borrowings under our revolving credit facility.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however we are not a party to any derivative financial instruments at March 31, 2004. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.4750
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.4750
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.4750
December 31, 2002	October 30, 2002	November 29, 2002	December 13, 2002	$0.4750
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.5000
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.5100
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$0.5100
December 31, 2003	November 4, 2003	November 28, 2003	December 15, 2003	$0.5100
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$0.5425

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

Off-Balance Sheet Arrangements

On September 30, 2002, Plaza Escuela Holding Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, wherein we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. In January 2003, we received a return of capital of $3,990,000. In May 2003, we received a return of capital of $800,000. In August 2003, we received a return of capital of $1,000,000. In February 2004 we received a return of capital of $600,000. Our remaining equity position of $1,205,000 continues to earn a preferred return of 12%. In addition, we are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the returns of capital and cash flow participation were used primarily to repay borrowings under our revolving credit facility. At March 31, 2004, the balance of the Plaza Escuela Holding Co., LLC loan was $41,421,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance-sheet financings to which we are a party.

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At March 31, 2004, the balance of the loan was $17,691,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is one of two off-balance sheet financings to which we are a party.

Contractual Obligations and Contingent Liabilities

Our indebtedness outstanding at March 31, 2004, which includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility, is as follows:

Year	Amount
2004	$4,048,000
2005	$13,172,000
2006	$218,410,000
2007	$133,413,000
2008	$28,864,000
2009	$114,473,000
2010	$49,155,000
2011	$157,342,000
2012	$42,709,000
2013	$175,000,000
2014	—
2015	$6,000,000

Payments due in the year 2006 include the balance drawn on our revolving credit facility at March 31, 2004 of $157,750,000 and senior note redemptions of $25,000,000. Payments due in 2007, 2008, 2010, 2011 and 2013 include senior note redemptions of $55,000,000, $25,000,000, $25,000,000, $150,000,000 and $175,000,000, respectively. In 2015, property level bonds of $6,000,000 are due. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

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

Interest Rate Risk

As of March 31, 2004, we had $163,750,000 of outstanding floating rate debt under our revolving credit facility and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2004. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.0% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,912,638,000 and a market capitalization of $2,144,933,000 of our common stock and operating subsidiary units.

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

10.1	*	Form of Restricted Stock Agreement between Stuart A. Tanz and Pan Pacific Retail Properties, Inc.

10.2	*	Form of Restricted Stock Agreement between Joseph B. Tyson and Pan Pacific Retail Properties, Inc.

10.3	*	Form of Restricted Stock Agreement between Jeffrey S. Stauffer and Pan Pacific Retail Properties, Inc.

10.4	*	Form of Amendment to the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc.

31.1	*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1	*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2004.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:		By:
	/s/ Stuart A. Tanz		/s/ Joseph B. Tyson
	Stuart A. Tanz Director, Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)