Form 10-Q
period 2004-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2004-07-29
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 27, 2004, the number of shares of the registrant’s common stock outstanding was 40,454,067.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS:
Properties, at cost:
Land	$510,420	$509,887
Buildings and improvements	1,379,680	1,374,663
Tenant improvements	54,198	49,793

	1,944,298	1,934,343
Less accumulated depreciation and amortization	(179,519)	(160,449)

	1,764,779	1,773,894
Investments in unconsolidated entities	1,399	3,223
Cash and cash equivalents	4,760	6,453
Accounts receivable (net of allowance for doubtful accounts of $3,546 and $4,444, respectively)	7,854	13,478
Accrued rent receivable (net of allowance for doubtful accounts of $3,018 and $2,735, respectively)	24,191	22,552
Notes receivable	7,414	7,844
Deferred lease commissions (including unamortized related party amounts of $8,849 and $7,386, respectively, and net of accumulated amortization of $6,487 and $5,512, respectively)	12,880	11,029
Prepaid expenses	18,141	19,072
Other assets	60,021	5,803

	$1,901,439	$1,863,348

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable	$329,335	$345,077
Line of credit payable	104,500	48,250
Senior notes	503,409	503,708
Accounts payable, accrued expenses and other liabilities	37,653	41,703

	974,897	938,738
Minority interests	30,012	32,325

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at June 30, 2004 and December 31, 2003, Respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,449,599 and 40,293,382 shares issued and outstanding, net of 1,190,999 treasury shares, at June 30, 2004 and December 31, 2003, respectively	404	403
Paid in capital in excess of par value	954,338	952,973
Deferred compensation	(8,904)	(8,781)
Accumulated deficit	(49,308)	(52,310)

	896,530	892,285

	$1,901,439	$1,863,348

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUE:
Base rent	$54,582	$51,340	$108,046	$99,453
Percentage rent	747	427	1,551	958
Recoveries from tenants	14,145	12,940	27,862	25,446
Income from unconsolidated entities	103	60	272	118
Other	1,455	1,386	2,828	2,216

	71,032	66,153	140,559	128,191

EXPENSES:
Property operating	9,491	8,935	19,178	18,741
Property taxes	5,936	5,490	11,639	10,883
Depreciation and amortization	10,928	10,154	21,888	19,258
Interest	15,139	14,695	30,389	28,521
General and administrative	3,453	4,015	6,759	8,195
Other	2,332	81	2,791	413

	47,279	43,370	92,644	86,011

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	23,753	22,783	47,915	42,180
Minority interests	(651)	(260)	(1,282)	(1,120)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	23,102	22,523	46,633	41,060
Discontinued operations	—	5,659	206	12,737

NET INCOME	$23,102	$28,182	$46,839	$53,797

Basic earnings per share:
Income from continuing operations	$0.58	$0.57	$1.17	$1.05
Discontinued operations	$—	$0.14	$—	$0.33
Net income	$0.58	$0.71	$1.17	$1.38
Diluted earnings per share:
Income from continuing operations	$0.57	$0.55	$1.16	$1.04
Discontinued operations	$—	$0.14	$—	$0.31
Net income	$0.57	$0.69	$1.16	$1.35

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,839	$53,797
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,043	1,949
Depreciation and amortization	21,888	19,258
Amortization of prepaid financing costs	689	630
Income from unconsolidated entities	(273)	(118)
Discontinued operations	(206)	(12,737)
Minority interests	1,282	1,120
Vesting of restricted stock	2,221	731
Changes in assets and liabilities, net of the effects of the acquisition of Center Trust in 2003:
Decrease (increase) in accounts receivable	4,870	(1,360)
Increase in accrued rent receivable	(1,928)	(1,824)
Increase in accrued interest on notes receivable	(299)	(555)
Increase in deferred lease commissions	(3,196)	(2,110)
Decrease in prepaid expenses	239	4,752
Increase in other assets	(2,163)	(1,442)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(4,050)	5,282

Net cash provided by operating activities	66,956	67,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(9,024)	(69,308)
Funds held in escrow pending property acquisition	(55,600)	—
Proceeds from sale of real estate	1,300	182,321
Distributions and equity repayments from unconsolidated entities	2,097	4,917
Acquisition of Center Trust	—	(12,786)
Acquisition of minority interest	—	(526)
Redemption of operating subsidiary units	(5,971)	(1,093)
Collections of notes receivable	729	2,580

Net cash (used in) provided by investing activities	(66,469)	106,105

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	—	4,488
Notes payable payments	(15,627)	(207,199)
Line of credit proceeds	277,000	261,950
Line of credit payments	(220,750)	(281,450)
Repayment of senior notes	(50,000)	—
Issuance of senior notes	49,591	74,816
Repurchase of common shares	—	(112)
Issuance of common shares	2,585	7,419
Distributions paid	(45,002)	(38,286)

Net cash used in financing activities	(2,203)	(178,374)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,716)	(4,896)
Cash from discontinued operations	23	4,752

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,693)	(144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,453	1,284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,760	$1,140

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Six Months Ended June 30,
	2004	2003
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $196 and $2,634, respectively)	$31,822	$27,546
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$3,405	$40,230
Notes receivable issued upon sales of properties	$—	$25,125
Conversion of operating subsidiary units to common stock	$—	$1,925
Stock issued in acquisition of Center Trust	$—	$208,346
Assumption of notes payable, bonds and line of credit in acquisition of Center Trust	$—	$362,257
Minority interest from acquisition of Center Trust	$—	$21,242
Note payable assumed upon acquisition of property	$—	$16,919
Excess of cash paid over book value of operating subsidiary units redeemed	$3,565	$44
Assignment of debt on sales of properties	$—	$44,765
Increase in deferred compensation	$2,342	$1,998

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2004 (unaudited) and December 31, 2003,

and for the three and six months ended June 30, 2004 and 2003 (unaudited)

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

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$23,102	$28,182	$46,839	$53,797
Add: Stock-based compensation expense included in reported net income	$1,298	$408	$2,221	$731
Deduct: Total fair value stock-based compensation expense for all awards	$(1,355)	$(541)	$(2,390)	$(996)

Pro forma net income	$23,045	$28,049	$46,670	$53,532

Basic earnings per share as reported	$0.58	$0.71	$1.17	$1.38
Pro forma basic earnings per share	$0.57	$0.70	$1.16	$1.37
Diluted earnings per share as reported	$0.57	$0.69	$1.16	$1.35
Pro forma diluted earnings per share	$0.57	$0.69	$1.16	$1.35

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

2. Stock plans

In February 2004, the Company granted 46,250 shares of restricted stock and awarded 1,000 shares of stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. As a result, an additional $2,342,000 was added to deferred compensation.

In July 2003, the Company granted 110,000 shares of restricted stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. As a result, an additional $4,631,000 was added to deferred compensation.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2004 (unaudited) and December 31, 2003,

and for the three and six months ended June 30, 2004 and 2003 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Stock plans (continued)

In March 2003, the Company granted 53,000 shares of restricted stock under the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. and the 1997 Stock Option and Incentive Plan. As a result, an additional $1,998,000 was added to deferred compensation.

For the three and six months ended June 30, 2004, $1,298,000 and $2,218,000, respectively, was recognized in general and administrative expense. For the three and six months ended June 30, 2003, $404,000 and $763,000, respectively, was recognized in general and administrative expense.

3. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Income available to common stockholders:
Basic	$23,102	$28,182	$46,839	$53,797
Add-back income allocated to dilutive operating subsidiary units	328	118	805	843

Diluted	$23,430	$28,300	$47,644	$54,640

Weighted average shares:
Basic	40,153,256	39,790,878	40,106,985	39,108,343
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	197,136	283,129	211,230	241,875
Conversion of dilutive operating subsidiary units	619,755	955,672	773,117	995,377

Diluted	40,970,147	41,029,679	41,091,332	40,345,595

For the three months ended June 30, 2004, 133,719 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive. All stock options, both vested and unvested, and the remaining operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the six months ended June 30, 2004, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the three and six months ended June 30, 2003, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2004 (unaudited) and December 31, 2003,

and for the three and six months ended June 30, 2004 and 2003 (unaudited)

(Tabular amounts are in thousands, except option and share data)

4. Operating subsidiary

In June 2004, a non-managing member of Pan Pacific (Portland), LLC tendered 75,000 units in exchange for $3,439,000 cash, or $45.85 per share.

In February 2004, a non-managing member of Pan Pacific (Portland), LLC tendered 50,000 units in exchange for $2,532,000 cash, or $50.64 per share.

5. Line of credit

In March 2003, the Company entered into a $300,000,000 revolving credit agreement which bears interest, at the Company’s option, at either LIBOR plus 0.70% or a reference rate and expires in March 2006. At June 30, 2004, the amount drawn on this line of credit was $104,500,000 and the interest rate was 1.99%. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. The Company, at its sole option, may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2007, assuming satisfaction of certain conditions.

6. Senior notes

In May 2004, the Company issued $50,000,000 in aggregate principal amount of 5.95% senior notes due June 2014. The Company sold these notes at 99.182% of the principal amount and used the net proceeds from the offering to repay borrowings under its line of credit.

In February 2004, the Company repaid $50,000,000 in aggregate principal amount of 7.88% senior notes which was the original maturity date of the notes. The Company borrowed on its credit line to fund the repayment.

7. Discontinued operations

We report each individual property as a component for determining discontinued operations. The operations of one non-strategic asset sold during the first quarter of 2004 were reported as income from discontinued operations in 2004, and its respective 2003 results of operations were reclassified to income from discontinued operations. The operations of eight properties sold during 2003 are reported as income from discontinued operations in 2003. The following is a summary of our income from discontinued operations for the three and six months ended June 30, 2004 and 2003:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue	$—	$562	$38	$8,989
Gain on sale	—	5,282	178	8,054
Property operating expenses	—	(122)	(10)	(4,060)
Depreciation and amortization expenses	—	(63)	—	(246)

Discontinued operations	$—	$5,659	$206	$12,737

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2004 (unaudited) and December 31, 2003,

and for the three and six months ended June 30, 2004 and 2003 (unaudited)

(Tabular amounts are in thousands, except option and share data)

8. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on June 30, 2004, the amount payable to the limited partner is estimated to be $3,040,000.

The Company is a general partner in a general partnership and a limited partnership which collectively own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnership occurred on June 30, 2004, the amounts payable to the other general partner and the limited partner are estimated to be $10,840,000.

9. Subsequent event

On July 19, 2004, the Company issued an additional $50,000,000 in aggregate principal amount of 5.95% senior notes due June 2014. These notes will be part of the series of notes issued initially in May 2004. The Company sold these notes at 101.586% of the principal amount and used the net proceeds from the offering to repay borrowings under its line of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three and six months ended June 30, 2003 to separately reflect the results of discontinued operations for properties that have since been sold. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three and six months ended June 30, 2003. See the discussions of discontinued operations in the “Results of Operations” section below.

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

During the six months ended June 30, 2004, one non-strategic asset was sold. The cash proceeds were used to pay down our revolving credit facility. During the six months ended June 30, 2003, eight non-strategic assets were sold. The cash proceeds were used toward the purchase of two shopping center assets and to pay down our revolving credit facility.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of $362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and as of June 30, 2004, we may issue up to 250,298 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them.

We expect that the more significant part of our growth in the next year or two will come from rent increases from the lease-up and re-tenanting initiatives of the assets acquired in the Center Trust acquisition, from the stabilization of two other properties acquired during 2003 and a property acquired in the first quarter of 2004 as well as from additional acquisitions.

Results of Operations

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Total revenue increased by $12,368,000, or 9.6%, to $140,559,000 for the six months ended June 30, 2004, from $128,191,000 for the six months ended June 30, 2003.

Rental revenue, which includes base rent and percentage rent, increased by $9,186,000, or 9.1%, to $109,597,000 for the six months ended June 30, 2004, from $100,411,000 for the six months ended June 30, 2003. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio and the addition of Olympia Place as an operating property which had been under development in 2003.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $2,416,000, or 9.5%, to $27,862,000 for the six months ended June 30, 2004, from $25,446,000 for the six months ended June 30, 2003. This increase resulted primarily from the acquisition of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 90.4% for the six months ended June 30, 2004 compared to 85.9% for the six months ended June 30, 2003. The increase in recovery percentage compared to the prior year period reflects the impact of the lease-up and re-leasing of the Center Trust portfolio. We expect that the recovery percentage will continue to increase slightly over time due to additional re-leasing and as occupancy is increased in the acquired assets.

Other income increased by $612,000, or 27.6%, to $2,828,000 for the six months ended June 30, 2004, from $2,216,000 for the six months ended June 30, 2003. The increase resulted primarily from greater termination fee and other miscellaneous income from operating properties in 2004 over the same period in 2003.

Property operating expenses increased by $437,000, or 2.3%, to $19,178,000 for the six months ended June 30, 2004, from $18,741,000 for the six months ended June 30, 2003. Property taxes increased by $756,000, or 6.9%, to $11,639,000 for the six months ended June 30, 2004, from $10,883,000 for the six months ended June 30, 2003. The increase in property taxes was primarily the result of the addition of Olympia Place as an operating property which had been under development in 2003.

Depreciation and amortization increased by $2,630,000, or 13.7%, to $21,888,000 for the six months ended June 30, 2004, from $19,258,000 for the six months ended June 30, 2003. This was primarily due to depreciation on Olympia Place and expansion space at El Camino North which were under development in 2003 as well as depreciation on tenant improvements incurred in 2003.

Interest expense increased by $1,868,000, or 6.5%, to $30,389,000 for the six months ended June 30, 2004, from $28,521,000 for the six months ended June 30, 2003. The increase was partially the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2003 and 2004. Interest expense also increased as a result of our issuance of $75,000,000 in aggregate principal amount of senior notes in June 2003 and our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004. The stated interest rates of 4.70% and 5.95%, respectively, on the senior notes are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. These increases in interest expense were partially offset by a decrease in interest expense resulting from the payoff of $50,000,000 of 7.88% senior notes in February 2004 with a borrowing on our credit line which had a weighted average interest rate of 1.99% at June 30, 2004.

General and administrative expenses decreased by $1,436,000, or 17.5%, to $6,759,000 for the six months ended June 30, 2004, from $8,195,000 for the six months ended June 30, 2003. This decrease resulted primarily from a decrease in accrued compensation for bonuses. As a percentage of total revenue, general and administrative expenses were 4.8% for the six months ended June 30, 2004 as compared to 6.4% for the six months ended June 30, 2003.

Other expense increased by $2,378,000 to $2,791,000 for the six months ended June 30, 2004, from $413,000 for the six months ended June 30, 2003. The increase resulted primarily from a write down of a receivable related to a lawsuit we brought against insurance carriers to recover our legal and settlement expenses incurred in connection with a shareholder suit related to our acquisition of Western Properties Trust in November 2000. In July 2004, however, the court granted summary judgment in favor of these insurance carriers. We are currently evaluating our alternatives, including a possible appeal of the summary judgment.

Discontinued operations for the six months ended June 30, 2004 of $206,000 reflects the operating results of one non-strategic asset that was sold during the first quarter of 2004. Discontinued operations for the six months ended June 30, 2003 of $12,737,000 reflects the operating results of eight of nine non-strategic assets that were sold during 2003 and one non-strategic asset that was sold in the first quarter of 2004. Included in this amount is gain on sale of $8,054,000.

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Total revenue increased by $4,879,000, or 7.4%, to $71,032,000 for the three months ended June 30, 2004, from $66,153,000 for the three months ended June 30, 2003.

Rental revenue, which includes base rent and percentage rent, increased by $3,562,000, or 6.9%, to $55,329,000 for the three months ended June 30, 2004, from $51,767,000 for the three months ended June 30, 2003. The increase in rental revenue resulted primarily from the lease-up and re-leasing of the Center Trust portfolio and the addition of Olympia Place as an operating property which had been under development in 2003.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $1,205,000, or 9.3%, to $14,145,000 for the three months ended June 30, 2004, from $12,940,000 for the three months ended June 30, 2003. This increase resulted primarily from the lease-up and re-leasing of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 91.7% for the three months ended June 30, 2004 compared to 89.7% for the three months ended June 30, 2003. The increase in recovery percentage compared to the prior year period reflects the impact of the lease-up and re-leasing of the Center Trust portfolio. We expect that the recovery percentage will continue to increase slightly over time due to additional re-leasing and as occupancy is increased in the acquired assets.

Other income increased by $69,000, or 5.0%, to $1,455,000 for the three months ended June 30, 2004, from $1,386,000 for the three months ended June 30, 2003. The increase resulted primarily from greater operating properties and corporate miscellaneous income in 2004 over the same period in 2003.

Property operating expenses increased by $556,000, or 6.2%, to $9,491,000 for the three months ended June 30, 2004, from $8,935,000 for the three months ended June 30, 2003. The increase was primarily the result of greater common area costs. Property taxes increased by $446,000, or 8.1%, to $5,936,000 for the three months ended June 30, 2004, from $5,490,000 for the three months ended June 30, 2003. The increase in property taxes was primarily the result of the addition of Olympia Place as an operating property which had been under development in 2003.

Depreciation and amortization increased by $774,000, or 7.6%, to $10,928,000 for the three months ended June 30, 2004, from $10,154,000 for the three months ended June 30, 2003. This was primarily due to depreciation on Olympia Place and expansion space at El Camino North which were under development in 2003 as well as depreciation on tenant improvements incurred in 2003.

Interest expense increased by $444,000, or 3.0%, to $15,139,000 for the three months ended June 30, 2004, from $14,695,000 for the three months ended June 30, 2003. The increase was partially the result of a draw on our revolving credit facility to finance a property acquired in the first quarter of 2004. Interest expense also increased as a result of our issuance of $75,000,000 in aggregate principal amount of senior notes in June 2003 and our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004. The stated interest rates of 4.70% and 5.95%, respectively, on the senior notes are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. These increases in interest expense were partially offset by a decrease in interest expense resulting from the payoff of $50,000,000 of 7.88% senior notes in February 2004 with a borrowing on our credit line which had a weighted average interest rate of 1.99% at June 30, 2004.

General and administrative expenses decreased by $562,000, or 14.0%, to $3,453,000 for the three months ended June 30, 2004, from $4,015,000 for the three months ended June 30, 2003. This decrease resulted primarily from a decrease in accrued compensation for bonuses. As a percentage of total revenue, general and administrative expenses were 4.9% for the three months ended June 30, 2004 as compared to 6.1% for the three months ended June 30, 2003.

Other expense increased by $2,251,000 to $2,332,000 for the three months ended June 30, 2004, from $81,000 for the three months ended June 30, 2003. The increase resulted primarily from a write down of a receivable related to a lawsuit we brought against insurance carriers to recover our legal and settlement expenses incurred in connection with a shareholder suit related to our acquisition of Western Properties Trust in November 2000. In July 2004, however, the court granted summary judgment in favor of these insurance carriers. We are currently evaluating our alternatives, including a possible appeal of the summary judgment.

There were no discontinued operations for the three months ended June 30, 2004. Discontinued operations for the three months ended June 30, 2003 of $5,659,000 reflects the operating results of four of five non-strategic assets that were sold during the second, third and fourth quarters of 2003 and one non-strategic asset that was sold in the first quarter of 2004. Included in this amount is gain on sale of $5,282,000.

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

The following table presents our Funds from Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income	$23,102,000	$28,182,000	$46,839,000	$53,797,000
Add:
Depreciation and amortization	10,928,000	10,154,000	21,888,000	19,258,000
Depreciation of discontinued operations	—	63,000	—	246,000
Depreciation of unconsolidated entities	59,000	59,000	118,000	118,000
Operating subsidiary minority interests	410,000	118,000	806,000	843,000
Less:
Gain on sale of discontinued operations	—	(5,282,000)	(178,000)	(8,054,000)
Depreciation of minority interests	(66,000)	(56,000)	(131,000)	(56,000)
Depreciation of non-real estate corporate assets	(72,000)	(155,000)	(140,000)	(299,000)

Funds from Operations	$34,361,000	$33,083,000	$69,202,000	$65,853,000

Weighted average number of shares of common stock outstanding (assuming dilution)	41,103,866	41,029,679	41,091,332	40,345,595

Cash Flows

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Net cash provided by operating activities decreased by $417,000 to $66,956,000 for the six months ended June 30, 2004, as compared to $67,373,000 for the six months ended June 30, 2003. The decrease was primarily the result of a decrease in income from continuing operations, a change in the decrease in prepaid expenses and a decrease in accounts payable, accrued expenses and other liabilities offset by a decrease in discontinued operations and a decrease in accounts receivable.

Net cash used in investing activities increased by $172,574,000 to $66,469,000 for the six months ended June 30, 2004, as compared to net cash provided by investing activities of $106,105,000 for the six months ended June 30, 2003. The increase was primarily the result of an increase in funds held in escrow pending property acquisition, a decrease in proceeds from the sale of real estate and an increase in redemption of operating subsidiary units offset by a decrease in acquisitions of and additions to properties and a decrease in cash used in the acquisition of Center Trust.

Net cash used in financing activities decreased by $176,171,000 to $2,203,000 for the six months ended June 30, 2004, as compared to $178,374,000 for the six months ended June 30, 2003. The decrease primarily resulted from a decrease in notes payable payments, an increase in line of credit proceeds, a decrease in line of credit payments and a decrease in issuance of senior notes offset by a repayment of senior notes and an increase in distributions paid.

Liquidity and Capital Resources

Our total market capitalization at June 30, 2004 was approximately $3,015,909,000, based on the market closing price of our common stock at June 30, 2004 of $50.52 per share (assuming the conversion of 695,782 operating subsidiary units to common stock) and our debt outstanding of approximately $937,244,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 31.1% at June 30, 2004. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In March 2003, we entered into a $300,000,000 revolving credit facility with a maturity date of March 2006. At June 30, 2004, we had $104,500,000 drawn on our revolving credit facility leaving $195,500,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.70% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at June 30, 2004 was 1.99%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes.

In June 2003, we issued $75,000,000 of 4.70% senior notes due June 1, 2013. In May 2004, we issued $50,000,000 of 5.95% senior notes due June 1, 2014. The net proceeds from the offerings were used to repay borrowings under our revolving credit facility.

During 2003, nine non-strategic assets were sold, including two regional malls that were acquired as part of the Center Trust acquisition, which generated net cash proceeds of approximately $190,000,000 which were used primarily to repay borrowings under our revolving credit facility.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however we are not a party to any derivative financial instruments at June 30, 2004. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.4750
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.4750
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.4750
December 31, 2002	October 30, 2002	November 29, 2002	December 13, 2002	$0.4750
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.5000
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.5100
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$0.5100
December 31, 2003	November 4, 2003	November 28, 2003	December 15, 2003	$0.5100
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$0.5425
June 30, 2004	May 17, 2004	May 28, 2004	June 15, 2004	$0.5425

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

In February 2004, we received a return of capital of $600,000. We received a return of capital for our remaining equity position of $1,205,000 during the second quarter of 2004. We are entitled to receive 25% of the operating cash flows from the property through November 2008. Proceeds from the returns of capital and cash flow participation were used primarily to repay borrowings under our revolving credit facility.

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At June 30, 2004, the balance of the loan was $17,645,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is the only off-balance sheet financing to which we are a party.

Contractual Obligations and Contingent Liabilities

Our indebtedness outstanding at June 30, 2004, which includes regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility, is as follows:

Year	Amount
2004	$2,737,000
2005	$13,172,000
2006	$165,160,000
2007	$133,413,000
2008	$28,864,000
2009	$114,473,000
2010	$49,155,000
2011	$157,342,000
2012	$42,709,000
2013	$175,000,000
2014	$50,000,000
2015	$6,000,000

Payments due in the year 2006 include the balance drawn on our revolving credit facility at June 30, 2004 of $104,500,000 and senior note redemptions of $25,000,000. Payments due in 2007, 2008, 2010, 2011, 2013 and 2014 include senior note redemptions of $55,000,000, $25,000,000, $25,000,000, $150,000,000, $175,000,000, and $50,000,000, respectively. In 2015, property level bonds of $6,000,000 are due. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

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

Interest Rate Risk

As of June 30, 2004, we had $110,500,000 of outstanding floating rate debt under our revolving credit facility and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2004. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 7.0% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,901,439,000 and a market capitalization of $2,078,665,000 of our common stock and operating subsidiary units.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 7, 2004, and transacted the following business:

(a)	Election of Class I Director:

Nominee	Votes For	Votes Withheld
David P. Zimel	35,891,180	689,848

(b)	Continuing Class II Directors (Term expiring in 2005):

Bernard M. Feldman

Mark J. Riedy

(c)	Continuing Class III Directors (Term expiring in 2006):

Joseph P. Colmery

Stuart A. Tanz

(d)	Charter Amendment to Declassify the Board of Directors:

Votes For	Votes Against	Abstentions
35,682,379	850,252	48,397

(e)	Charter Amendment to Increase the Ownership Limit of the

Company’s Common Stock:

Votes For	Votes Against	Abstentions
35,466,212	1,061,268	53,548

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

4.1	Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

4.2	Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.4	Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K dated September 24, 1997, and incorporated herein by reference).

4.5	Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.6	Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.7	Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.8	Form of Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.2 to Western Properties Trust Registration Statement on Form S-3 (Registration No. 333-71270) and incorporated herein by reference).

4.9	Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.875% Senior Notes due 2004 (previously filed as Exhibit 4.9 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

Exhibit No.	Description

4.10	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.11	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.12	Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.13	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated September 20, 2002, and incorporated herein by reference).

4.14

Minutes of a meeting of the Pricing Committee held on September 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific

Retail Properties, Inc.’s Current Report on Form 8-K, dated September 20, 2002, and incorporated herein by reference).

4.15	Form of 6.125% Notes due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.16	Minutes of a meeting of the Pricing Committee held on December 12, 2002 designating the terms of 6.125% Notes due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.17	Form of 4.70% Note due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.18	Minutes of a meeting of the Pricing Committee held on May 28, 2003 designating the terms of the 4.70% Note due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.19	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.20	Minutes of a meeting of the Pricing Committee held on May 21, 2004 designating the terms of the 5.95% Note due 2014 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.21	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

Exhibit No.	Description

4.22	Minutes of a meeting of the Pricing Committee held on July 14, 2004 designating the terms of the 5.95% Note due 2014 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

4.23	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Myrtle Gronske, the Harry J. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, Hughes Investments, Visalia MKP, Inc., HI-Loma, HI-NC, Hughes Milliken Associates, CJJ Limited Partnership, Bartfam, Cecile C. Bartman, Trustee under the Will of Bernard Citron, Deceased, Cecile Citron Bartman Trust dated September 26, 2001, Rebecca Jean Speer Trust U/A/D November 9, 1994, Doreann Speer Gibson Trust U/A/D October 13, 1989, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Rebecca Speer, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Linda Speer Fortune, Trust “D”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 and Trust “A”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 (previously filed as Exhibit 4.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333- 103498) and incorporated herein by reference).

4.24	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Saul Kreshek, Ernest Grossman and Margaret Lewicki (previously filed as Exhibit 4.19 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

(b)	Reports on Form 8-K.

The Company filed one Current Reports on Form 8-K during the quarter ended June 30, 2004.

The report dated May 26, 2004 reported under Item 5 the Company’s execution of a terms agreement (including the provisions of an underwriting agreement) related to the issuance and sale by the Company of $50,000,000 of senior unsecured notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2004.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ STUART A. TANZ	By:	/s/ JOSEPH B. TYSON
	Stuart A. Tanz Director, Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)