Form 10-Q
period 2004-09-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2004-10-29
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 27, 2004, the number of shares of the registrant’s common stock outstanding was 40,525,665.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS:

Properties, at cost:
Land	$540,963	$509,887
Buildings and improvements	1,436,805	1,374,663
Tenant improvements	57,602	49,793

	2,035,370	1,934,343
Less accumulated depreciation and amortization	(189,077)	(160,449)

	1,846,293	1,773,894

Investments in unconsolidated entities	1,386	3,223
Cash and cash equivalents	18,082	6,453
Accounts receivable (net of allowance for doubtful accounts of $2,843 and $4,444, respectively)	11,008	13,478
Accrued rent receivable (net of allowance for doubtful accounts of $3,158 and $2,735, respectively)	25,101	22,552
Notes receivable	7,378	7,844
Deferred lease commissions (net of accumulated amortization of $7,127 and $5,512, respectively)	13,654	11,029
Prepaid expenses	20,217	19,072
Other assets	8,006	5,803

	$1,951,125	$1,863,348

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Notes payable	$327,940	$345,077
Line of credit payable	84,500	48,250
Senior notes	554,248	503,708
Accounts payable, accrued expenses and other liabilities	45,964	41,703

	1,012,652	938,738
Minority interests	30,075	32,325

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at September 30, 2004 and December 31, 2003, Respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,521,333 and 40,293,382 shares issued and outstanding, net of 1,190,999 treasury shares, at September 30, 2004 and December 31, 2003, respectively	405	403
Paid in capital in excess of par value	956,173	952,973
Deferred compensation	(7,939)	(8,781)
Accumulated deficit	(40,241)	(52,310)

	908,398	892,285

	$1,951,125	$1,863,348

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUE:
Base rent	$56,192	$51,272	$163,066	$149,555
Percentage rent	428	957	1,979	1,914
Recoveries from tenants	15,135	13,549	42,759	38,664
Income from unconsolidated entities	76	540	348	658
Other	1,694	883	4,489	3,061

	73,525	67,201	212,641	193,852

EXPENSES:
Property operating	11,134	9,545	30,127	28,005
Property taxes	6,058	5,576	17,592	16,339
Depreciation and amortization	13,358	10,190	35,092	29,242
Interest	16,023	14,996	46,413	43,517
General and administrative	2,954	2,243	9,713	10,438
Impairment loss	642	—	642	—
Other	138	134	2,930	547

	50,307	42,684	142,509	128,088

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	23,218	24,517	70,132	65,764
Minority interests	(592)	(634)	(1,874)	(1,754)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	22,626	23,883	68,258	64,010
Discontinued operations	8,401	642	9,607	14,312

NET INCOME	$31,027	$24,525	$77,865	$78,322

Basic earnings per share:
Income from continuing operations	$0.56	$0.60	$1.70	$1.63
Discontinued operations	$0.21	$0.01	$0.24	$0.36
Net income	$0.77	$0.61	$1.94	$1.99

Diluted earnings per share:
Income from continuing operations	$0.56	$0.59	$1.69	$1.61
Discontinued operations	$0.20	$0.02	$0.23	$0.35
Net income	$0.76	$0.61	$1.92	$1.96

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,865	$78,322
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	2,233	2,741
Depreciation and amortization	35,092	29,242
Amortization of prepaid financing costs	1,020	981
Income from unconsolidated entities	(348)	(658)
Discontinued operations	(9,607)	(14,312)
Minority interests	1,874	1,754
Vesting of restricted stock	3,006	1,409
Changes in assets and liabilities, net of the effects of the acquisition of Center Trust in 2003:
Decrease (increase) in accounts receivable	710	(2,902)
Increase in accrued rent receivable	(3,022)	(3,073)
Increase in accrued interest on notes receivable	(451)	(974)
Increase in deferred lease commissions	(4,729)	(4,192)
Increase (decrease) in prepaid expenses	(2,180)	3,184
Increase (decrease) in other assets	(5,822)	1,992
Increase in accounts payable, accrued expenses and other liabilities	4,261	11,456

Net cash provided by operating activities	99,902	104,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(121,716)	(80,975)
Proceeds from sale of real estate	28,029	182,321
Distributions and equity repayments from unconsolidated entities	2,185	6,476
Acquisition of Center Trust	—	(12,786)
Acquisition of minority interest	—	(526)
Redemption of operating subsidiary units	(5,971)	(6,633)
Collections of notes receivable	917	16,459

Net cash (used in) provided by investing activities	(96,556)	104,336

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	—	7,171
Notes payable payments	(16,963)	(234,430)
Line of credit proceeds	343,000	301,950
Line of credit payments	(306,750)	(305,950)
Repayment of senior notes	(50,000)	—
Issuance of senior notes	100,384	74,816
Repurchase of common shares	—	(112)
Issuance of common shares	4,601	8,142
Distributions paid	(67,491)	(59,411)

Net cash provided by (used in) financing activities	6,781	(207,824)

INCREASE IN CASH AND CASH EQUIVALENTS	10,127	1,482
Cash from discontinued operations	1,502	6,925

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,629	8,407
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,453	1,284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,082	$9,691

(Continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Nine Months Ended September 30,
	2004	2003
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $381 and $3,577, respectively)	$44,492	$43,230

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$3,405	$40,230
Notes receivable issued upon sales of properties	$—	$25,125
Conversion of operating subsidiary units to common stock	$—	$1,925
Stock issued in acquisition of Center Trust	$—	$208,346
Assumption of notes payable, bonds and line of credit in acquisition of Center Trust	$—	$362,257
Minority interest from acquisition of Center Trust	$—	$22,362
Note payable assumed upon acquisition of property	$—	$16,919
Excess of cash paid over book value of operating subsidiary units redeemed	$3,565	$3,051
Assignment of debt on sales of properties	$—	$44,765
Increase in deferred compensation, net	$2,161	$6,629

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2004 (unaudited) and December 31, 2003,

and for the three and nine months ended September 30, 2004 and 2003 (unaudited)

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income as reported	$31,027	$24,525	$77,865	$78,322
Add: Stock-based compensation expense included in reported net income	$785	$678	$3,006	$1,409
Deduct: Total fair value stock-based compensation expense for all awards	$(842)	$(811)	$(3,232)	$(1,807)

Pro forma net income	$30,970	$24,392	$77,639	$77,924

Basic earnings per share as reported	$0.77	$0.61	$1.94	$1.99
Pro forma basic earnings per share	$0.77	$0.61	$1.93	$1.98
Diluted earnings per share as reported	$0.76	$0.61	$1.92	$1.96
Pro forma diluted earnings per share	$0.76	$0.60	$1.92	$1.95

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2004 (unaudited) and December 31, 2003,

and for the three and nine months ended September 30, 2004 and 2003 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Stock plans

In July 2004, deferred compensation was reduced by $181,000 as a result of the forfeiture of 4,478 shares of restricted stock.

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

For the three and nine months ended September 30, 2004, $785,000 and $3,003,000, respectively, was recognized as compensation expense in general and administrative expense. For the three and nine months ended September 30, 2003, $675,000 and $1,398,000, respectively, was recognized as compensation expense in general and administrative expense.

3. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Income available to common stockholders:

Basic	$31,027	$24,525	$77,865	$78,322
Add-back income allocated to dilutive operating subsidiary units	353	463	1,159	1,306

Diluted	$31,380	$24,988	$79,024	$79,628

Weighted average shares:

Basic	40,193,814	39,900,047	40,139,114	39,302,214
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	214,429	289,666	206,009	293,877
Conversion of dilutive operating subsidiary units	695,782	906,466	747,151	965,414

Diluted	41,104,025	41,096,179	41,092,274	40,561,505

For the three and nine months ended September 30, 2004 and 2003, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2004 (unaudited) and December 31, 2003,

and for the three and nine months ended September 30, 2004 and 2003 (unaudited)

(Tabular amounts are in thousands, except option and share data)

4. Operating subsidiary

In June 2004, a non-managing member of Pan Pacific (Portland), LLC tendered 75,000 units in exchange for $3,439,000 cash, or $45.85 per share.

In February 2004, a non-managing member of Pan Pacific (Portland), LLC tendered 50,000 units in exchange for $2,532,000 cash, or $50.64 per share.

5. Line of credit

In September 2004, the Company entered into a $300,000,000 amended and restated unsecured revolving credit agreement which bears interest, at the Company’s option, at either LIBOR plus 0.65% or a reference rate and expires in March 2007. At September 30, 2004, the amount drawn on this line of credit was $84,500,000 and the interest rate was 2.47%. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. The Company, at its sole option, may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2008, assuming satisfaction of certain conditions.

6. Senior notes

In July 2004, the Company issued $50,000,000 in aggregate principal amount of 5.95% senior notes due June 2014. These notes are part of the series of notes issued initially in May 2004. The Company sold these notes at 101.586% of the principal amount and used the net proceeds from the offering to repay borrowings under its line of credit.

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

7. Discontinued operations

We report each individual property as a component for determining discontinued operations. The operations of one non-strategic asset sold during the first quarter of 2004 and two non-strategic assets sold during the third quarter of 2004 were reported as income from discontinued operations in 2004, and their respective 2003 results of operations were reclassified to income from discontinued operations. The operations of eight properties sold during 2003 are reported as income from discontinued operations in 2003. The following is a summary of our income from discontinued operations for the three and nine months ended September 30, 2004 and 2003:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenue	$496	$967	$1,977	$11,441
Gain on sale	8,066	—	8,245	8,054
Property operating expenses	(161)	(194)	(460)	(4,601)
Depreciation and amortization expenses	—	(131)	(155)	(582)

Discontinued operations	$8,401	$642	$9,607	$14,312

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2004 (unaudited) and December 31, 2003,

and for the three and nine months ended September 30, 2004 and 2003 (unaudited)

(Tabular amounts are in thousands, except option and share data)

8. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on September 30, 2004, the amount payable to the limited partner is estimated to be $3,100,000.

The Company is a general partner in a general partnership and a limited partnership which together own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnership occurred on September 30, 2004, the amounts payable to the other general partner and the limited partner are estimated to be $11,134,000.

9. Current period acquisition

In the third quarter of 2004, the Company acquired Foothill Marketplace, a $46,000,000 shopping center located in Southern California. The Company has not completed its final purchase price allocation as of September 30, 2004 and has recorded an estimate as of that date. The final allocation will be prepared and recorded by December 31, 2004.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three and nine months ended September 30, 2003 to separately reflect the results of discontinued operations for properties that have since been sold. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three and nine months ended September 30, 2003. See the discussions of discontinued operations in the “Results of Operations” section below.

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

During the nine months ended September 30, 2004, four non-strategic assets were sold. The cash proceeds were used toward the purchase of a shopping center asset and to pay down our revolving credit facility. During the nine months ended September 30, 2003, eight non-strategic assets were sold. The cash proceeds were used toward the purchase of two shopping center assets and to pay down our revolving credit facility.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of $362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and as of September 30, 2004, we may issue up to 250,298 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them.

We expect that the more significant part of our growth in the next year or two will come from rent increases from the lease-up and re-tenanting initiatives of the assets acquired in the Center Trust acquisition, from the stabilization of two other properties acquired during 2003 and two properties acquired during 2004 as well as from additional acquisitions.

Results of Operations

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Total revenue increased by $18,789,000, or 9.7%, to $212,641,000 for the nine months ended September 30, 2004, from $193,852,000 for the nine months ended September 30, 2003.

Rental revenue, which includes base rent and percentage rent, increased by $13,576,000, or 9.0%, to $165,045,000 for the nine months ended September 30, 2004, from $151,469,000 for the nine months ended September 30, 2003. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio, the addition of Olympia Place as an operating property which had been under development in 2003, which was placed into service in January 2004, and the acquisitions of four other shopping center assets in 2003 and 2004.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $4,095,000, or 10.6%, to $42,759,000 for the nine months ended September 30, 2004, from $38,664,000 for the nine months ended September 30, 2003. This increase resulted primarily from the acquisition of the Center Trust portfolio, the addition of Olympia Place as an operating property which had been under development in 2003 and the acquisitions of four other shopping center assets in 2003 and 2004. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 89.6% for the nine months ended September 30, 2004 compared to 87.2% for the nine months ended September 30, 2003. The increase in recovery percentage compared to the prior year period reflects the impact of the lease-up and re-leasing of the Center Trust portfolio. We expect that the recovery percentage will continue to increase slightly over time due to additional re-leasing and as occupancy is increased in the acquired assets.

Other income increased by $1,428,000, or 46.7%, to $4,489,000 for the nine months ended September 30, 2004, from $3,061,000 for the nine months ended September 30, 2003. The increase resulted primarily from miscellaneous income from a bankruptcy claim distribution and income related to damages receivable from tenants who have defaulted on their leases.

Property operating expenses increased by $2,122,000, or 7.6%, to $30,127,000 for the nine months ended September 30, 2004, from $28,005,000 for the nine months ended September 30, 2003. Property taxes increased by $1,253,000, or 7.7%, to $17,592,000 for the nine months ended September 30, 2004, from $16,339,000 for the nine months ended September 30, 2003. The increase in property taxes was primarily the result of the addition of Olympia Place as an operating property which had been under development in 2003 and the acquisitions of four other shopping center assets in 2003 and 2004.

Depreciation and amortization increased by $5,850,000, or 20.0%, to $35,092,000 for the nine months ended September 30, 2004, from $29,242,000 for the nine months ended September 30, 2003. This was primarily due to depreciation on Olympia Place and expansion space at El Camino North which were under development in 2003, amortization of in-place lease value as well as depreciation on tenant improvements incurred in 2003 and 2004.

Interest expense increased by $2,896,000, or 6.7%, to $46,413,000 for the nine months ended September 30, 2004, from $43,517,000 for the nine months ended September 30, 2003. The increase was partially the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2003 and 2004. Interest expense also increased as a result of our issuance of $75,000,000 in aggregate principal amount of senior notes in June 2003, our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004 and our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004. The stated interest rates of 4.70%, 5.95% and 5.95%, respectively, on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. These increases in interest expense were partially offset by a decrease in interest expense resulting from the payoff of $50,000,000 of 7.88% senior notes in February 2004 with a borrowing on our credit line which had a weighted average interest rate of 2.47% at September 30, 2004.

General and administrative expenses decreased by $725,000, or 6.9%, to $9,713,000 for the nine months ended September 30, 2004, from $10,438,000 for the nine months ended September 30, 2003. This decrease resulted primarily from a decrease in accrued compensation for bonuses. As a percentage of total revenue, general and administrative expenses were 4.6% for the nine months ended September 30, 2004 as compared to 5.4% for the nine months ended September 30, 2003.

The impairment loss of $642,000 represents a charge related to a parcel of land in Reno, Nevada, originally acquired in the Western Properties Trust merger transaction, that had been held for potential development. In the third quarter of 2004, we sold the land parcel for less than the recorded book value which resulted in the impairment loss.

Other expense increased by $2,383,000 to $2,930,000 for the nine months ended September 30, 2004, from $547,000 for the nine months ended September 30, 2003. The increase resulted primarily from a write down of a receivable related to a lawsuit we brought against insurance carriers to recover our legal and settlement expenses incurred in connection with a shareholder suit related to our acquisition of Western Properties Trust in November 2000. In July 2004, however, the court granted summary judgment in favor of these insurance carriers. In August 2004, we filed a notice of our intent to appeal this judgment. The outcome of litigation is by its nature unpredictable and we therefore cannot assure you that we will successfully appeal this judgment.

Discontinued operations for the nine months ended September 30, 2004 of $9,607,000 reflects the operating results of three of four non-strategic assets that were sold during 2004. Included in this amount is gain on sale of $8,245,000. Discontinued operations for the nine months ended September 30, 2003 of $14,312,000 reflects the operating results of eight of nine non-strategic assets that were sold during 2003 and three of four non-strategic assets that were sold during 2004. Included in this amount is gain on sale of $8,054,000.

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Total revenue increased by $6,324,000, or 9.4%, to $73,525,000 for the three months ended September 30, 2004, from $67,201,000 for the three months ended September 30, 2003.

Rental revenue, which includes base rent and percentage rent, increased by $4,391,000, or 8.4%, to $56,620,000 for the three months ended September 30, 2004, from $52,229,000 for the three months ended September 30, 2003. The increase in rental revenue resulted primarily from the addition of Olympia Place as an operating property which had been under development in 2003 and the acquisitions of two shopping centers in 2004.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $1,586,000, or 11.7%, to $15,135,000 for the three months ended September 30, 2004, from $13,549,000 for the three months ended September 30, 2003. This increase resulted primarily from the addition of Olympia Place as an operating property which had been under development in 2003 and the acquisitions of two shopping centers in 2004. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 88.0% for the three months ended September 30, 2004 compared to 89.6% for the three months ended September 30, 2003. The decrease in recovery percentage reflects greater bad debt expense in the current quarter over the same period in the prior year. We expect that the recovery percentage will increase slightly over time due to additional re-leasing and as occupancy is increased in the acquired assets.

Other income increased by $811,000, to $1,694,000 for the three months ended September 30, 2004, from $883,000 for the three months ended September 30, 2003. The increase resulted primarily from income related to damages receivable from tenants who have defaulted on their leases.

Property operating expenses increased by $1,589,000, or 16.6%, to $11,134,000 for the three months ended September 30, 2004, from $9,545,000 for the three months ended September 30, 2003. The increase was primarily the result of greater common area costs including general building expenses and parking lot expenses as well as increased bad debt expense. Property taxes increased by $482,000, or 8.6%, to $6,058,000 for the three months ended September 30, 2004, from $5,576,000 for the three months ended September 30, 2003. The increase in property taxes was primarily the result of the addition of Olympia Place as an operating property which had been under development in 2003 and the acquisitions of two shopping centers in 2004.

Depreciation and amortization increased by $3,168,000, or 31.1%, to $13,358,000 for the three months ended September 30, 2004, from $10,190,000 for the three months ended September 30, 2003. This was primarily due to depreciation on Olympia Place and expansion space at El Camino North which were under development in 2003, amortization of in-place lease value as well as depreciation on tenant improvements incurred in 2003 and 2004.

Interest expense increased by $1,027,000, or 6.8%, to $16,023,000 for the three months ended September 30, 2004, from $14,996,000 for the three months ended September 30, 2003. The increase was partially the result of draws on our revolving credit facility to finance two properties acquired in 2004. Interest expense also increased as a result of our issuance of $75,000,000 in aggregate principal amount of senior notes in June 2003, our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004 and our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004. The stated interest rates of 4.70%, 5.95% and 5.95%, respectively, on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. These increases in interest expense were partially offset by a decrease in interest expense resulting from the payoff of $50,000,000 of 7.88% senior notes in February 2004 with a borrowing on our credit line which had a weighted average interest rate of 2.47% at September 30, 2004.

General and administrative expenses increased by $711,000, or 31.7%, to $2,954,000 for the three months ended September 30, 2004, from $2,243,000 for the three months ended September 30, 2003. This increase resulted primarily from an increase in accrued compensation for bonuses and an increase in audit and consultants expense related to Sarbanes-Oxley 404 compliance work. As a percentage of total revenue, general and administrative expenses were 4.0% for the three months ended September 30, 2004 as compared to 3.3% for the three months ended September 30, 2003.

The impairment loss of $642,000 represents a charge related to a parcel of land in Reno, Nevada, originally acquired in the Western Properties Trust merger transaction, that had been held for potential development. In the third quarter of 2004, we sold the land parcel for less than the recorded book value which resulted in the impairment loss.

Discontinued operations for the three months ended September 30, 2004 of $8,401,000 reflects the operating results of two of three non-strategic assets sold during the quarter. Included in this amount is gain on sale of $8,066,000. Discontinued operations for the three months ended September 30, 2003 of $642,000 reflects the operating results of one non-strategic asset sold in the fourth quarter of 2003, one non-strategic asset sold in the first quarter of 2004 and two of three non-strategic assets sold during the third quarter of 2004.

Funds from Operations

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 (the “White Paper”) defines Funds from Operations as net income (computed in accordance with accounting principles generally accepted in the United States of America, “GAAP”), excluding gains (or losses) on sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that Funds from Operations (FFO) is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this issue. We compute Funds from Operations in accordance with standards established by the White Paper. Our computation of Funds from Operations may, however, differ from the methodology for calculating Funds from

Operations used by other equity REITs and, therefore, may not be comparable to those other REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income.

The following table presents our Funds from Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income	$31,027,000	$24,525,000	$77,865,000	$78,322,000
Add:
Depreciation and amortization	13,358,000	10,190,000	35,092,000	29,242,000
Depreciation of discontinued operations	—	131,000	155,000	582,000
Depreciation of unconsolidated entities	60,000	59,000	179,000	177,000
Operating subsidiary minority interests	353,000	463,000	1,159,000	1,306,000
Less:
Gain on sale of discontinued operations	(8,066,000)	—	(8,245,000)	(8,054,000)
Depreciation of minority interests	(66,000)	—	(197,000)	(56,000)
Depreciation of non-real estate corporate assets	(74,000)	(76,000)	(214,000)	(375,000)

Funds from Operations	$36,592,000	$35,292,000	$105,794,000	$101,144,000

Weighted average number of shares of common stock outstanding (assuming dilution)	41,104,025	41,096,179	41,092,274	40,561,505

Cash Flows

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Net cash provided by operating activities decreased by $5,068,000 to $99,902,000 for the nine months ended September 30, 2004, as compared to $104,970,000 for the nine months ended September 30, 2003. The decrease was primarily the result of a decrease in prepaid expenses, a decrease in other assets and a change in the increase in accounts payable, accrued expenses and other liabilities offset by an increase in depreciation and amortization, a decrease in discontinued operations and a decrease in accounts receivable.

Net cash used in investing activities increased by $200,892,000 to $96,556,000 for the nine months ended September 30, 2004, as compared to net cash provided by investing activities of $104,336,000 for the nine months ended September 30, 2003. The increase was primarily the result of an increase in acquisitions of and additions to properties, a decrease in proceeds from the sale of real estate and an a decrease in the collections of notes receivable offset by a decrease in cash used in the acquisition of Center Trust.

Net cash provided by financing activities increased by $214,605,000 to $6,781,000 for the nine months ended September 30, 2004, as compared to net cash used in financing activities of $207,824,000 for the nine months ended September 30, 2003. The increase primarily resulted from a decrease in notes payable payments, an increase in line of credit proceeds and an increase in issuance of senior notes offset by a repayment of senior notes and an increase in distributions paid.

Liquidity and Capital Resources

Our total market capitalization at September 30, 2004 was approximately $3,196,534,000, based on the market closing price of our common stock at September 30, 2004 of $54.10 per share (assuming the conversion of 695,782 operating subsidiary units to common stock) and our debt outstanding of approximately $966,688,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 30.2% at September 30, 2004. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In September 2004, we entered into an amended and restated $300,000,000 revolving credit facility with a maturity date of March 2007. At September 30, 2004, we had $84,500,000 drawn on our revolving credit facility leaving $215,500,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.65% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at September 30, 2004 was 2.47%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes.

In June 2003, we issued $75,000,000 of 4.70% senior notes due June 1, 2013. In May 2004, we issued $50,000,000 of 5.95% senior notes due June 1, 2014. In July 2004 we issued an additional $50,000,000 of the 5.95% senior notes due June 1, 2014. The net proceeds from the offerings were used to repay borrowings under our revolving credit facility.

During 2003, nine non-strategic assets were sold, including two regional malls that were acquired as part of the Center Trust acquisition, which generated net cash proceeds of approximately $190,000,000 which were used primarily to repay borrowings under our revolving credit facility.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however we are not a party to any derivative financial instruments at September 30, 2004. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.4750
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.4750
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.4750
December 31, 2002	October 30, 2002	November 29, 2002	December 13, 2002	$0.4750
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.5000
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.5100
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$0.5100
December 31, 2003	November 4, 2003	November 28, 2003	December 15, 2003	$0.5100
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$0.5425
June 30, 2004	May 17, 2004	May 28, 2004	June 15, 2004	$0.5425
September 30, 2004	August 4, 2004	August 27, 2004	September 15, 2004	$0.5425

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

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At September 30, 2004, the balance of the loan was $17,603,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is the only off-balance sheet financing to which we are a party.

Contractual Obligations and Contingent Liabilities

Our indebtedness outstanding at September 30, 2004, which includes debt discounts and premiums, representing regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility, is as follows:

Year	Amount
2004	$1,400,000
2005	$13,172,000
2006	$60,660,000
2007	$217,913,000
2008	$28,864,000
2009	$114,473,000
2010	$49,155,000
2011	$157,342,000
2012	$42,709,000
2013	$175,000,000
2014	$100,000,000
2015	$6,000,000

Payments due in the year 2006 include senior note redemptions of $25,000,000. Payments due in the year 2007 include the balance drawn on our revolving credit facility at September 30, 2004 of $84,500,000 and senior note redemptions of $55,000,000. Payments due in 2008, 2010, 2011, 2013 and 2014 include senior note redemptions of $25,000,000, $25,000,000, $150,000,000, $175,000,000, and $100,000,000, respectively. In 2015, property level bonds of $6,000,000 are due. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

Inflation

Substantially all of our leases provide for the recovery of all or a significant portion of all real estate taxes and operating expenses we incur. In addition, many of the leases provide for fixed base rent increases or indexed escalations (based on the consumer price index or other measures) and percentage rent. We believe that inflationary increases in expenses will be substantially offset by expense reimbursements, contractual rent increases and percentage rent.

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

Interest Rate Risk

As of September 30, 2004, we had $90,500,000 of outstanding floating rate debt under our revolving credit facility and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2004. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 6.9% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $1,951,125,000 and a market capitalization of $2,229,846,000 of our common stock and operating subsidiary units.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have an investment in an unconsolidated entity. As we do not control or manage this entity, our disclosure controls and procedures with respect to such entity are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

10.1

Second Amended and Restated Revolving Credit Agreement dated as of September 3, 2004 by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and US Bank, National Association as Co-Syndication Agents, Wachovia Bank, National Association as Documentation Agent, AmSouth Bank, PNC Bank, National Association and Eurohypo AG, New York Branch as Co-Agents and the other lenders as identified therein (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on September 8, 2004, and incorporated herein by reference).

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

(b)	Reports on Form 8-K.

The Company filed two Current Reports on Form 8-K during the quarter ended September 30, 2004.

The report dated July 20, 2004 reported under Item 5 the Company’s execution of a terms agreement (including the provisions of an underwriting agreement) related to the issuance and sale by the Company of $50,000,000 of senior unsecured notes.

The report dated September 8, 2004 reported under Item 1.01 the Company’s execution of a Second Amended and Restated Revolving Credit Agreement wherein certain terms were modified and the maturity date was extended to March 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2004.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ Stuart A. Tanz	By:	/s/ Joseph B. Tyson
	Stuart A. Tanz		Joseph B. Tyson, CPA
	Director, Chairman, Chief Executive Officer and President		Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)