Form 10-K
period 2004-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2005-03-11
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2,034,735,000.

As of March 7, 2005, the number of shares of the Registrant’s common stock outstanding was 40,623,249.

Pan Pacific Retail Properties, Inc.’s Definitive Proxy Statement for the 2005 annual meeting of stockholders is incorporated by reference into Part III herein.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference information from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

PAN PACIFIC RETAIL PROPERTIES, INC.

PART I

ITEM 1.	BUSINESS

We are a self-administered and self-managed real estate investment trust, or REIT. Our portfolio consists principally of community and neighborhood shopping centers predominantly located in five key Western U.S. markets.

At December 31, 2004, 2003 and 2002, our total assets were $1,995,444,000, $1,863,348,000 and $1,424,240,000, respectively. At December 31, 2004, we owned a portfolio comprised of 133 shopping center properties, of which 127 are located in the Western United States in our five key markets including 43 in Northern California, 38 in Southern California, 20 in Oregon, 14 in Washington and 12 in Nevada. The portfolio includes approximately 21.7 million square feet of retail space, which was 96.8% leased to a diverse mix of 3,388 tenants.

On January 17, 2003, we acquired Center Trust, Inc., a Maryland corporation. The transaction was a stock for stock exchange including assumption of debt whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and were obligated to issue up to 284,263 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them. In 2003, 33,964 units were redeemed for cash of $1,246,000. No units were redeemed during 2004.

We employed 139 people as of December 31, 2004, including twelve executive officers and senior personnel, in the areas of administration, accounting services, property management, maintenance, leasing, acquisitions and business development. Our executive offices are located at 1631-B South Melrose Drive, Vista, California 92081, and our telephone number is (760) 727-1002. In addition to personnel located at our executive offices, we operate regional offices in Las Vegas, Nevada; Kent, Washington; Portland, Oregon; and Sacramento, California. Each of our regional offices is responsible for property management, maintenance and leasing.

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

You can access free of charge a copy of the periodic and current reports we file with the Securities and Exchange Commission at www.sec.gov. Additionally, our periodic and current reports, such as our Forms 10-K, 10-Q and 8-K as well as all amendments to those filings, are made available on our website at www.pprp.com as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission. You can also access on our website our Code for Senior Officers, Policy for Reporting Complaints and Violations, Corporate Governance Guidelines, Audit Committee Charter, Nominating/Corporate Governance Committee Charter and Compensation Committee Charter.

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

We were the managing member of a joint venture, created for the purpose of developing Olympia Place in Walnut Creek, California. The joint venture entered into a construction loan agreement in December 2001 to borrow up to $25,800,000 to fund the development. At our option, amounts borrowed under the construction loan bore interest at either LIBOR plus 1.95% or a reference rate. At December 31, 2002 and December 31, 2001, $15,601,000 and $0, respectively, had been drawn on the construction loan. The construction loan was repaid in full in September 2003. In June 2003, we acquired 100 % of the non-managing member’s interest in the joint venture resulting in this LLC becoming wholly-owned by us. We subsequently merged the joint venture entity into Pan Pacific Retail Properties, Inc. At December 31, 2003, the development was essentially complete and was included in our operating properties beginning in the first quarter of 2004.

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

We are a general partner of a joint venture, which owns a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At December 31, 2004 and 2003, the balance of the loan was $17,560,000 and $17,735,000, respectively. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is the only off-balance-sheet financing to which we are a party.

On September 30, 2002, Plaza Escuela Holding Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, through which we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. In January 2003, we received a return of capital of $3,990,000. In May 2003, we received a return of capital of $800,000. In August 2003, we received a return of capital of $1,000,000. In February 2004, we received a return of capital of $600,000. We received a return of capital for our remaining equity position of $1,205,000 during the second quarter of 2004. We were entitled to receive 25% of the operating cash flows from the property through November 2008. In the fourth quarter of 2004, we agreed to receive $1,354,000 in exchange for our right to receive these future operating cash flows. Proceeds from the returns of capital and cash flow participation were used primarily to repay borrowings under our revolving credit facility.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of $362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and 284,263 units were issued to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them. Distributions are made to the limited partners at a rate equal to the dividend distribution paid by us on a share of our common stock. A limited partner can seek redemption of their units at any time. We may, at our option, upon receipt of a redemption notice, redeem the units by either (i) issuing common stock at the rate of one share for each unit, or (ii) by paying cash for units based on a ten day average stock price. In 2003, 33,964 units were redeemed for cash of $1,246,000. No units were redeemed during 2004.

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

In September 2004, we entered into an amended and restated unsecured $300,000,000 revolving credit facility which bears interest, at our option, at either LIBOR plus 0.65% or a reference rate and expires in March 2007. At December 31, 2004 and 2003, the amount drawn on this line of credit was $113,000,000 and $48,250,000, respectively, and the interest rate was 3.18% and 1.86%, respectively. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. We, at our sole option, may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2008, assuming satisfaction of certain conditions. We believe we are in compliance with all covenants contained in the revolving credit facility agreement.

In February 2004, we repaid $50,000,000 in aggregate principal amount of 7.88% senior notes on the original maturity date of the notes. We borrowed on our line of credit to fund the repayment.

In May 2004, we issued $50,000,000 in aggregate principal amount of 5.95% senior notes due June 2014. We sold these notes at 99.182% of the principal amount. In July 2004, we issued an additional $50,000,000 in aggregate principal amount of the 5.95% senior notes due June 2014. We sold these notes at 101.586% of the principal amount. The net proceeds from the offerings were used to repay borrowings under our line of credit.

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

During 2004, we disposed of three shopping centers and a parcel of land. We took back a portion of the proceeds on these sales in the form of one short-term note receivable secured by a deed of trust which was paid off by December 31, 2004. The balance of the net proceeds on the sales was received in cash. On two of the sales, the cash proceeds were placed with an exchange accommodator and used to acquire another strategic shopping center property in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code.

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

No single competitor or group of competitors in any of our chosen markets is believed to be dominant in that market. However, their competition may:

•	reduce the number of properties available for acquisition or development;

•	increase the cost of properties available for acquisition or development;

•	reduce rents payable to us;

•	interfere with our ability to attract and retain tenants; and

•	lead to increased vacancy rates at our properties.

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

We May be Unable to Retain Tenants and Relet Space. We will be subject to the risks that, upon expiration or termination, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases covering a total of approximately 6.7% and 56.9% of the leased gross leasable area, or GLA, of our properties will expire through the end of 2005 and 2009, respectively. We budget for renovation and reletting expenses, which takes into consideration our view of both the current and expected market conditions in the geographic regions in which our properties are located, but budgeted amounts may be insufficient to cover these costs. Our cash flow and ability to make expected distributions to stockholders could be adversely affected, if:

•	we are unable to promptly relet or renew leases for all or a substantial portion of this space;

•	the rental rates upon renewal or reletting are significantly lower than expected; or

•	our budgeted amounts for these purposes prove inadequate.

Changes in the Economic or Other Market Conditions in Certain Geographic Regions Could Adversely Affect Our Results of Operations. As of December 31, 2004, we have 43 properties with total GLA of 5,761,000 square feet located in Northern California, 38 properties with total GLA of 7,228,000 square feet located in Southern California, 20 properties with total GLA of 3,324,000 square feet located in Oregon, 14 properties with total GLA of 2,356,000 square feet located in Washington and 12 properties with total GLA of 2,099,000 square feet located in Nevada. To the extent that general economic or other relevant conditions in these regions decline and result in a decrease in consumer demand in these regions, the results of our operations may be adversely affected.

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

We Rely on Certain Tenants and Anchors and the Closing of One or More Anchor-Occupied Store Could Adversely Affect that Property, Resulting in Lease Terminations and Reductions in Rent. Our income and funds from operations could be adversely affected in the event of the bankruptcy or insolvency, or a downturn in the business, of any anchor store, or if any anchor tenant does not renew its lease when it expires. If tenant sales at our properties were to decline, tenants might be unable to pay their rent or other occupancy costs. In the event of default by a tenant, delays and costs in enforcing our rights could be experienced. In addition, the closing of one or more anchor-occupied stores or lease termination by one or more anchor tenants of a shopping center, whose leases may permit termination, could adversely impact that property and result in lease terminations or reductions in rent by other tenants, whose leases may permit termination or rent reduction in those circumstances. This could adversely affect our ability to re-lease the space that is vacated. Each of these developments could adversely affect our funds from operations and our ability to service our debt and make expected distributions to stockholders. For the year ended December 31, 2004 our annualized base rent attributable to anchor tenants was 39.3% of our total annualized base rent.

There is a Lack of Operating History With Respect to Our Recent Acquisition and Development of Properties and We May Not Succeed in the Integration or Management of Additional Properties. At December 31, 2004, we owned and operated 133 properties, consisting of approximately 21.7 million square feet of space. Fifty-three of our properties were acquired during 2000, primarily through the acquisition of Western. These properties, together with other individual acquisitions and the 31 properties which we acquired in 2003 in connection with our acquisition of Center Trust, some of which have been sold, may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We may not succeed with this integration or effectively manage additional properties. Also, newly acquired properties may not perform as expected.

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

At December 31, 2004, we had outstanding indebtedness of approximately $1,011,026,000. Since we anticipate that only a small portion of the principal of the indebtedness will be repaid prior to maturity, and that we will not have funds on hand sufficient to repay the balance of the indebtedness in full at maturity, it will be necessary for us to refinance the debt either through additional borrowings or equity or debt offerings. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all of this maturing debt. Also, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to refinanced indebtedness would increase. This could adversely affect our cash flow and our ability to make expected distributions to our stockholders. In addition, if we are unable to refinance the indebtedness on acceptable terms, we might dispose of properties upon disadvantageous terms, which might result in losses to us and might adversely affect funds available for distribution to stockholders.

Potential Defaults Under Mortgage Financing Could Negatively Impact Our Financial Success. At December 31, 2004, we had approximately $343,736,000 of mortgage financing and property level bonds. The payment and other obligations under certain of the mortgage financing is secured by cross-collateralized and cross-defaulted first mortgage liens in the aggregate amount of approximately $51,819,000 on four properties, $50,178,000 on four other properties, $49,400,000 on four other properties, $40,945,000 on three properties, $15,535,000 on three other properties and $31,689,000 on two properties. If we are unable to meet our obligations under the mortgage financing, the properties securing that debt could be foreclosed upon. This could have a material adverse effect on us and our ability to make expected distributions and could threaten our continued viability.

Rising Interest Rates on Our Variable-Rate Debt Could Negatively Impact our Financial Success. Advances under our revolving credit agreement bear variable-rate interest, at our option, at either LIBOR plus 0.65% or a reference rate. At December 31, 2004, the amount drawn under our revolving credit agreement was $113,000,000 and the interest rate was 3.18%. In addition, we may incur other variable-rate indebtedness in the future. Increases in interest rates on that indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to service our debt and pay expected distributions to stockholders.

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

We intend to expand or renovate our properties from time to time. Expansion and renovation projects generally require expenditure of capital as well as various government and other approvals, which we may not receive. While our policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with such activities, we will still incur certain risks, including expenditures of funds on, and devotion of management’s time to, projects that may not be completed. We intend to renovate properties only to the extent necessary to keep the properties in good working order. These renovations generally involve minor as-needed projects such as painting and landscaping.

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

No Limitation on Amount of Indebtedness We May Incur Which Could Increase the Risk of Default on Our Indebtedness. Our total market capitalization at December 31, 2004 was approximately $3,595,909,000, based on the market closing price of our common stock at December 31, 2004 of $62.70 per share (assuming the conversion of 695,782 operating subsidiary units to common stock) and our debt outstanding of approximately $1,011,026,000 (exclusive of accounts payable and accrued expenses). At December 31, 2004, our debt to total market capitalization ratio was approximately 28.1% (assuming the conversion of all operating subsidiary units). We currently have a board of directors approved policy of incurring debt only if upon incurrence the debt to total market capitalization ratio would be 50% or less. It should be noted, however, that our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Accordingly, our board of directors could alter or eliminate this policy. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and, consequently, reduce the amount available for distribution to stockholders. This could also increase the risk of default on our indebtedness.

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

Future Acts of Terrorism or War or Risk of War May Have a Negative Impact on Our Business. The continued threat of terrorism and continued military action and heightened security measures in response to this threat may cause significant disruption to commerce. There can be no assurance that the armed hostilities will not escalate or that these terrorist attacks, or the United States’ responses to them, will not lead to further acts of terrorism and civil disturbances, which may further contribute to economic instability. Any civil unrest, additional terrorist activities, or continued armed conflict and the attendant political instability and societal disruption, may adversely affect our results of operations, financial condition, the ability to raise capital or our future growth.

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

General

As of December 31, 2004, we owned and operated 133 neighborhood and community shopping centers containing 21.7 million square feet of which 19.3 million square feet is owned by us with the balance owned by certain retailers. These properties are primarily situated in five key Western U.S. markets including Northern California, Southern California, Oregon, Washington and Nevada, each of which we believe has attractive economic and demographic characteristics. The largest concentration of properties, consisting of 33% of our owned gross leasable area, is located in Southern California. Another 27% of our owned gross leasable area is located in Northern California, 16% in Oregon, 11% in Nevada and 10% in Washington. In addition, properties consisting of the remaining 3% of our owned gross leasable area are located in Arizona, New Mexico, Tennessee and Kentucky. As of December 31, 2004, 96.8% of our total owned gross leasable area was leased by tenants under 3,388 leases.

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

As a result of our in-house leasing program, these properties benefit from a diversified merchandising mix. At December 31, 2004, 60% of the total owned and occupied gross leasable area was leased to national tenants, 19% leased to regional tenants and 21% to local tenants. To promote stability and attract non-anchor tenants, we generally enter into long-term leases (typically 15 to 20 years) with major or anchor tenants, those with 15,000 square feet or more, which usually contain provisions permitting tenants to renew their leases at rates which often include fixed rent increases or consumer price index adjustments from the prior base rent. At December 31, 2004, anchor tenants leased 57% of the total owned gross leasable area, with 76% of anchor-leased gross leasable area (44% of the total owned gross leasable area) scheduled to expire within the next 10 years. To take advantage of improving market conditions and changing retail trends, we generally enter into shorter term leases (typically three to five years) with non-anchor tenants. Our leases are generally on a triple-net basis, which require the tenants to pay their pro rata share of all real property taxes, insurance and property operating expenses.

The following tables provide information about our properties, our tenants and lease expirations.

Portfolio Geographic Diversification

Region		Number of Properties	Total Gross Leasable Area (1)	Percentage of Portfolio GLA (%)	Percentage Leased as of 12/31/2004	Total Number of Tenants	Annualized Base Rent ($) (2)	% Portfolio Base Rent (%)	Annualized Base Rent/ Sq. Ft. (3)
Northern California	NC	43	5,299,706	27.47	97.6	1,010	63,023,617	27.09	12.19
Southern California	SC	38	6,283,267	32.57	97.4	1,139	86,309,787	37.10	14.10
Washington	WA	14	1,894,797	9.82	96.6	316	22,082,171	9.49	12.06
Oregon	OR	20	3,088,316	16.01	97.3	497	31,304,099	13.46	10.42
Nevada	NV	12	2,039,067	10.57	94.2	319	24,297,316	10.44	12.65
Arizona	AZ	3	453,686	2.35	95.8	63	3,937,392	1.69	9.06
Other	O	3	235,680	1.22	86.4	44	1,682,303	0.72	8.26
Total		133	19,294,519	100.00	96.8	3,388	232,636,685	100.00	12.45

(1)	Represents gross leasable area (‘GLA’) owned by the Company. Excludes 2,408,947 square feet owned by certain retailers.

(2)	Annualized base rent for all leases in place at December 31, 2004 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(3)	Annualized base rent divided by the owned GLA leased at December 31, 2004.

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
NORTHERN CALIFORNIA
Angels Camp Town Center Angels Camp, CA	1986	77,967	6,300	84,267	92.5	9	548,024	7.60	Save Mart Supermarket, Rite Aid
Bel Air Village SC Elk Grove, CA	1999	89,216	0	89,216	100.0	19	1,633,701	18.31	Bel Air Supermarket
Blossom Valley Plaza Turlock, CA	1988	111,612	0	111,612	100.0	22	1,354,770	12.14	Raley’s Supermarket
Brookvale Shopping Center Fremont, CA	1968 1989	131,541	0	131,541	100.0	19	1,488,690	11.32	Albertson’s Supermarket, Long’s Drugs
Cable Park Sacramento, CA	1987	160,811	0	160,811	99.2	33	1,494,225	9.36	Albertson’s Supermarket, Long’s Drugs
Canal Farms Los Banos, CA	1987	110,535	0	110,535	100.0	18	1,023,485	9.26	Save Mart Supermarket, Rite Aid
Century Center Modesto, CA	1979	214,772	0	214,772	100.0	37	1,944,668	9.05	Raley’s Supermarket, Gottschalks
Chico Crossroads Chico, CA	1988 1998	267,735	0	267,735	100.0	23	2,403,932	8.98	FoodMaxx Supermarket, Bed Bath & Beyond, Ashley Home Furniture, Cost Plus, Barnes & Noble, Circuit City
Cobblestone Redding, CA	1984	122,091	0	122,091	99.5	30	1,142,785	9.41	Raley’s Supermarket
Commonwealth Square Folsom, CA	1987	141,310	0	141,310	100.0	46	2,268,489	16.05	Raley’s Supermarket
Country Gables Shopping Center Granite Bay, CA	1988	140,184	0	140,184	98.1	35	1,816,729	13.21	Raley’s Supermarket
Creekside Center Hayward, CA	1968	83,041	0	83,041	97.4	18	924,085	11.42	99 Cents Only Stores, Big Lots
Dublin Retail Center Dublin, CA	1980	154,728	0	154,728	100.0	8	1,681,232	10.87	Orchard Supply, Marshall’s, Ross Dress for Less, Michael’s Arts & Crafts
Eastridge Plaza Porterville, CA	1985	81,010	0	81,010	96.9	13	529,409	6.74	Save Mart Supermarket (5), Big Lots

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Elverta Crossing Sacramento, CA	1991	119,998	0	119,998	98.0	23	1,422,864	12.10	FoodMaxx Supermarkets, Goodwill Industries
Fairmont Shopping Center Pacifica, CA	1988	104,281	0	104,281	100.0	29	1,580,941	15.16	Albertson’s Supermarket, Rite Aid
Fashion Faire Place San Leandro, CA	1987	95,255	0	95,255	97.2	18	1,528,700	16.52	Ross Dress for Less, Pier 1 Imports, Sleep Train, Michael’s Arts & Crafts
Glen Cove Center Vallejo, CA	1990	66,000	0	66,000	100.0	12	956,741	14.50	Safeway Supermarket & Drug
Glenbrook Shopping Center Sacramento, CA	1973 2001	69,340	0	69,340	99.8	19	810,357	11.71	Big Lots
Heritage Park Shopping Center Suisun City, CA	1989	167,329	0	167,329	98.3	37	1,980,201	12.04	Raley’s Supermarket
Heritage Place Tulare, CA	1986	119,412	0	119,412	92.4	19	1,022,525	9.27	Save Mart Supermarket, Rite Aid
Kmart Center Sacramento, CA	1966 1983	132,630	0	132,630	97.3	16	749,433	5.80	K-Mart, Big Lots
Laguna Park Village Elk Grove, CA	1999	34,015	0	34,015	93.7	14	645,517	20.25	Big 5 Sporting Goods
Laguna Village Sacramento, CA	1996	120,893	0	120,893	97.4	20	2,135,380	18.14	United Artists Theatres, 24 Hour Fitness
Lakewood Shopping Center Windsor, CA	1988	107,769	0	107,769	100.0	30	1,196,904	11.11	Raley’s Supermarket, U.S. Post Office
Lakewood Village Windsor, CA	1992	127,237	0	127,237	100.0	40	2,125,833	16.71	Safeway Supermarket, Long’s Drugs
Manteca Marketplace Manteca, CA	1972 1988	172,435	0	172,435	98.1	26	1,926,840	11.39	Save Mart Supermarket, Rite Aid, Stadium 10 Cinemas
Mineral King Visalia, CA	1983	39,060	76,276	115,336	82.1	12	467,623	14.59	Vons Supermarket (2), Longs Drugs (2)
Mission Ridge Plaza Manteca, CA	1992	96,657	99,641	196,298	95.9	15	1,365,046	14.73	Safeway Supermarket (6), Wal-Mart (2), Mervyn’s (2), Big 5 Sporting Goods

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Monterey Plaza San Jose, CA	1990	183,180	49,500	232,680	99.3	30	2,854,958	15.69	Wal-Mart, Albertson’s Supermarket (2), Walgreens
Northridge Plaza Fair Oaks, CA	1990	98,625	0	98,625	99.4	22	838,036	8.55	Raley’s Supermarket
Olympia Place Walnut Creek, CA	2003	114,733	28,326	143,059	80.1	6	3,294,193	35.83	Century Theatres, Cost Plus, Bombay, Bombay Kids
Park Place Vallejo, CA	1987	150,766	0	150,766	100.0	29	1,928,570	12.79	Raley’s Supermarket, 24 Hour Fitness
Pine Creek Shopping Center Grass Valley, CA	1988	213,035	0	213,035	94.9	35	2,316,979	11.47	Raley’s Supermarket, JC Penney
Plaza 580 Shopping Center Livermore, CA	1993	104,363	192,739	297,102	100.0	29	1,991,287	19.08	Target (2), Mervyn’s (2), Ross Dress for Less, Big 5 Sporting Goods
Rheem Valley Moraga, CA	1990	163,975	0	163,975	93.7	59	2,042,020	13.29	Longs Drugs, T. J. Maxx
Shops at Bakersfield Bakersfield, CA	1978	14,115	0	14,115	92.4	7	105,450	8.09
Shops at Lincoln School Modesto, CA	1988	81,443	0	81,443	88.7	17	737,830	10.21	Save Mart Supermarket
Sky Park Plaza Chico, CA	1985	187,270	4,642	191,912	96.9	30	1,865,666	10.28	Raley’s Supermarket, Ross Dress for Less, Jo-Ann Fabrics & Crafts
Southpointe Plaza Sacramento, CA	1982	189,043	4,000	193,043	97.9	28	1,781,225	9.62	Seafood City Supermarket, Big 5 Sporting Goods, Discount Variety
Ukiah Crossroads Ukiah, CA	1986	110,565	0	110,565	93.2	18	1,040,150	10.10	Raley’s Supermarket
Victorian Walk Fresno, CA	1990	102,581	0	102,581	99.0	21	956,588	9.41	Save Mart Supermarket
Yreka Junction Yreka, CA	1984	127,148	0	127,148	100.0	19	1,101,535	8.66	Raley’s Supermarket, JC Penney, Wal-Mart (2)

Region Total/Weighted Average		5,299,706	461,424	5,761,130	97.6	1,010	$63,023,617	$12.19

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
SOUTHERN CALIFORNIA
Anaheim Plaza Anaheim, CA	1995	345,708	146,000	491,708	94.2	31	4,300,373	13.20	Gigante Supermarket, Wal-Mart (3), Mervyn’s, Ross Dress for Less, Smart & Final, Comp USA
Bixby Hacienda Plaza Hacienda Heights, CA	1986	135,012	0	135,012	98.8	42	2,516,325	18.87	Albertson’s Supermarket
Brookhurst Center Anaheim, CA	1982	185,247	0	185,247	97.9	44	2,336,873	12.88	Ralph’s Supermarket, Rite Aid
Canyon Square Plaza Santa Clarita, CA	1988	96,727	7,472	104,199	92.7	30	1,270,709	14.17	Albertson’s Supermarket & Drug
Chino Town Square Chino, CA	1987	337,687	188,064	525,751	84.0	47	4,348,194	15.32	Target (2), Mervyn’s (2), Wal-Mart (5), Ross Dress for Less
Country Fair Shopping Center Chino, CA	1992	168,264	43,440	211,704	100.0	27	2,414,617	14.35	Albertson’s Supermarket, Rite Aid, Petsmart
Date Palm Center Cathedral City, CA	1987	117,356	0	117,356	98.9	12	2,007,594	17.29	Sam’s Club
Del Norte Plaza Escondido, CA	1986	231,157	0	231,157	99.4	50	3,460,099	15.05	Von’s Supermarket, Sav-On Drugs, LA Fitness
El Camino North Oceanside, CA	1982 2003	367,031	126,500	493,531	98.7	62	5,602,202	15.46	Barnes & Noble, Michael’s Arts & Crafts, Petco (2), Ross Dress for Less, Stein Mart, Mervyn’s (2)
Encinitas Marketplace Encinitas, CA	1981	118,265	0	118,265	98.5	27	1,638,236	14.06	Albertson’s Supermarket
Fire Mountain Oceanside, CA	1987	92,378	0	92,378	76.3	17	1,764,625	25.03	Trader Joe’s Market, Aaron Bros., Lamps Plus
Foothill Marketplace Rancho Cucamonga, CA	1994	286,824	0	286,824	98.6	37	4,262,011	15.07	Food 4 Less, Petsmart, Office Depot, Sport Chalet, Circuit City (5)
Fullerton Town Center Fullerton, CA	1987	270,647	146,880	417,527	99.5	32	4,516,023	16.76	Costco (2), AMC Theatres, Toys ‘R’ Us, Office Depot
Gardena Gateway Center Gardena, CA	1990	65,987	0	65,987	100.0	14	1,174,328	17.80	99 Ranch Market, Marukai Stores

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Gordon Ranch Marketplace Chino Hills, CA	1991	114,574	0	114,574	100.0	43	2,149,260	18.76	Ralph’s Supermarket
Granary Square Valencia, CA	1982	143,333	0	143,333	100.0	32	2,437,100	17.00	Ralph’s Supermarket, Long’s Drugs
Kenneth Hahn Los Angeles, CA	1987	165,195	0	165,195	100.0	32	1,767,680	10.70	Food 4 Less Supermarket, Rite Aid, Factory 2 U
La Verne Towne Center La Verne, CA	1986	231,376	0	231,376	97.1	26	1,587,424	7.07	Von’s Supermarket, Target
Lakewood Plaza Bellflower, CA	1987 1989	113,511	0	113,511	100.0	12	1,334,395	11.76	Stater Bros. Supermarket, Staples
Larwin Square Shopping Center Tustin, CA	1977	210,936	0	210,936	95.3	57	2,772,042	13.78	Von’s Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts, Big 5 Sporting Goods
Loma Square San Diego, CA	1980	210,704	0	210,704	98.7	28	3,123,210	15.02	Henry’s Market, Sav-On Drugs, T.J. Maxx, Circuit City
Marina Village Huntington Beach, CA	1996 1998	149,107	0	149,107	100.0	34	1,936,414	12.99	Von’s Supermarket, Sav-On Drugs
Melrose Village Plaza Vista, CA	1990	136,922	0	136,922	100.0	35	1,841,352	13.45	Albertson’s Supermarket, Sav-On Drugs
Mountain Square Upland, CA	1988 2002	273,167	0	273,167	98.6	30	3,590,939	13.33	Pavilions Supermarket (5), Home Depot, Staples
North County Plaza Carlsbad, CA	1987	153,325	0	153,325	97.7	33	2,500,895	16.69	Marshall’s, Dollar Tree, Tuesday Morning
Oceanside Town & Country Oceanside, CA	1971	88,414	0	88,414	94.4	21	490,654	5.88	Von’s Supermarket, Long’s Drugs,
Palmdale Center Palmdale, CA	1975	81,050	0	81,050	100.0	14	605,927	7.48	Smart & Final, Dollar Tree, Big Lots
Palomar Village SC Temecula, CA	1991	139,130	9,015	148,145	100.0	36	2,035,733	14.63	Albertson’s Supermarket, Long’s Drugs
Pavilions Place Huntington Beach, CA	1986 2002	208,823	100,750	309,573	100.0	49	3,965,100	18.99	Pavilions Supermarket, Target (2), Easy Life Furniture

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Rancho Las Palmas Rancho Mirage, CA	1980 2001	165,156	10,815	175,971	96.9	42	2,308,734	14.43	Von’s Supermarket, Long’s Drugs
Sam’s Club Downey Downey, CA	1987	114,722	0	114,722	100.0	2	860,366	7.50	Sam’s Club (5)
San Dimas Marketplace San Dimas, CA	1997	154,020	117,000	271,020	99.0	22	2,419,942	15.87	Trader Joe’s Market, Target (2), Ross Dress for Less, Office Max, Petco
Sycamore Plaza Anaheim, CA	1976	105,085	0	105,085	100.0	27	990,136	9.42	Stater Bros. Supermarket, Sav-On Drugs
Tustin Heights Shopping Center Tustin, CA	1983	138,458	0	138,458	100.0	22	1,935,182	13.98	Ralph’s Supermarket, Long’s Drugs, Michael’s Arts & Crafts
Vermont-Slauson Shopping Ctr Los Angeles, CA	1981	169,744	0	169,744	100.0	18	1,282,775	7.56	Superior Supermarket, Sav-On Drugs, Kmart
Vineyard Village Ontario, CA	1988	97,131	0	97,131	100.0	26	1,356,715	13.97	Pep Boys, 24 Hour Fitness
Vineyard Village East Ontario, CA	1992	45,075	0	45,075	100.0	4	433,302	9.61	Sears, Dunn Edwards Paints
Vineyards Marketplace Rancho Cucamonga, CA	1991	56,019	49,134	105,153	100.0	22	972,303	17.36	Albertson’s Supermarket (2), Sav-On Drugs

Region Total/Weighted Average		6,283,267	945,070	7,228,337	97.4	1,139	$86,309,787	$14.10

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
WASHINGTON
Auburn North Auburn, WA	1978 1998	171,032	0	171,032	99.3	24	1,439,910	8.48	Albertson’s Supermarket, Rite Aid, Office Depot, Craft Outlet
Blaine International Center Blaine, WA	1991	127,572	0	127,572	78.7	16	947,161	9.43	Cost Cutter Supermarket, Rite Aid
Canyon Ridge Plaza Kent, WA	1996	86,909	181,300	268,209	100.0	19	1,097,149	12.62	Target (2), Top Foods Supermarket (2), Ross Dress for Less
Claremont Village Plaza Everett, WA	1955 1996	88,770	0	88,770	100.0	15	1,240,166	13.97	QFC Supermarket & Drug
Frontier Village Shopping Ctr Lake Stevens, WA	1950 2002	196,083	0	196,083	99.3	32	2,821,516	14.50	Safeway Supermarket, Bartell Drugs, GI Joe’s
Garrison Square Vancouver, WA	1962 2003	69,790	0	69,790	100.0	16	794,829	11.39	Wild Oats, Hi School Pharmacy
Gateway Shopping Center Mill Creek, WA	1995 1998	96,671	0	96,671	100.0	22	1,737,975	17.98	Safeway Supermarket
Olympia Square Olympia, WA	1988	168,209	0	168,209	96.9	37	2,117,748	12.99	Albertson’s Supermarket & Drug, Ross Dress for Less
Olympia West Center Olympia, WA	1995	69,212	3,800	73,012	100.0	6	1,344,459	19.43	Barnes & Noble, Good Guys, Petco
Pacific Commons Spanaway, WA	1988 1990	151,233	55,241	206,474	82.1	21	1,369,310	11.03	The Marketplace Supermarket, K-Mart (2)
Panther Lake Kent, WA	1988 1992	69,090	44,237	113,327	100.0	22	909,912	13.17	Albertson’s Supermarket (2), Rite Aid
Silverdale Shopping Center Silverdale, WA	1990	67,287	0	67,287	100.0	22	941,534	13.99	Ross Dress for Less
Sunset Square Bellingham, WA	1989	376,023	10,634	386,657	99.6	42	3,219,351	8.60	Cost Cutter Supermarket, K-Mart, Jo-Ann Fabrics & Crafts, Rite Aid, Office Max
Tacoma Central Tacoma, WA	1987 1994	156,916	165,519	322,435	100.0	22	2,101,152	13.39	Target (2), Top Food & Drug (2), Petsmart, Office Depot, TJ Maxx

Region Total/Weighted Average		1,894,797	460,731	2,355,528	96.6	316	$22,082,171	$12.06

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
OREGON
Albany Plaza Albany, OR	1977 2003	109,891	30,998	140,889	98.1	20	896,905	8.32	Albertson’s Supermarket (2), Rite Aid, Big Lots, Dollar Tree
Bear Creek Plaza Medford, OR	1977 1998	183,850	0	183,850	96.9	26	1,373,120	7.71	Bi-Mart Drug, TJ Maxx, Big Lots, Dollar Tree
Canby Square Shopping Center Canby, OR	1976 2002	115,701	0	115,701	100.0	15	1,171,728	10.13	Safeway Supermarket, Rite Aid
East Burnside Plaza Portland, OR	1999	38,363	0	38,363	100.0	8	618,918	16.13	QFC Supermarket
Gresham Town Fair Gresham, OR	1988	265,765	0	265,765	97.5	40	2,600,149	10.03	Ross Dress for Less, GI Joe’s, Craft Warehouse
Hermiston Plaza Hermiston, OR	1974 1999	150,396	0	150,396	95.3	22	938,115	6.55	Safeway Supermarket & Drug, Big Lots, Dollar Tree
Hood River Shopping Center Hood River, OR	1970 2000	108,554	0	108,554	100.0	13	974,134	8.97	Rosauer’s Supermarket, Hi School Pharmacy
Medford Center Medford, OR	1959 2004	330,568	84,746	415,314	98.0	44	3,410,702	10.53	Cinemark Theatres, Sears, Rite Aid (2), Safeway (2), Circuit City, 24 Hour Fitness, Beds for Less
Menlo Park Plaza Portland, OR	1957 2001	112,755	0	112,755	95.8	20	1,330,688	12.32	Walgreens, Staples
Milwaukie Marketplace Milwaukie, OR	1989	185,859	10,323	196,182	100.0	31	1,780,248	9.58	Albertson’s Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts
Oregon City Shopping Center Oregon City, OR	1961 1999	246,855	0	246,855	98.0	38	2,245,565	9.28	Rite Aid, Fisherman’s Marine Supply, Michael’s Arts & Crafts, Coastal Farm and Home
Oregon Trail Center Gresham, OR	1977 1999	208,316	0	208,316	99.2	31	2,188,174	10.59	Wild Oats Supermarket, Office Depot, Big 5 Sporting Goods, Big Lots, Michael’s Arts & Crafts
Pioneer Plaza Springfield, OR	1988	96,027	4,294	100,321	91.8	20	859,929	9.75	Safeway Supermarket & Drug
Powell Valley Junction Gresham, OR	1990 1999	107,583	0	107,583	98.4	8	952,312	9.00	Food 4 Less Supermarket, Cascade Athletic Club

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
Rockwood Plaza Gresham, OR	1965 2000	92,872	0	92,872	100.0	16	790,328	8.51	Dollar Tree, Volunteers of America
Sandy Marketplace Sandy, OR	1985 1997	101,438	0	101,438	70.4	21	788,031	11.03	Hi School Pharmacy, Dollar Tree
Southgate Shopping Center Milwaukie, OR	1956 1999	50,862	0	50,862	100.0	11	695,646	13.68	Office Max
Sunset Esplanade Hillsboro, OR	1989	256,034	101,909	357,943	99.5	44	3,102,095	12.18	Safeway Supermarket, Target (2), Petco, Dollar Tree, Jo-Ann Fabrics & Crafts, Rite Aid
Sunset Mall Portland, OR	1973 1996	115,635	2,500	118,135	97.3	28	1,296,140	11.52	Safeway Supermarket & Drug
Tanasbourne Village Hillsboro, OR	1990	210,992	1,209	212,201	99.6	41	3,291,169	15.66	Safeway Supermarket, Rite Aid, Hillsboro Library

Region Total/Weighted Average		3,088,316	235,979	3,324,295	97.3	497	$31,304,099	$10.42

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
NEVADA
Caughlin Ranch Reno, NV	1990 1991	113,488	0	113,488	96.5	28	1,527,816	13.95	Scolari’s Supermarket
Cheyenne Commons Las Vegas, NV	1992	362,758	0	362,758	99.6	49	4,792,476	13.26	Wal-Mart, 24 Hour Fitness, Marshall’s, Ross Dress for Less
Decatur Meadows Las Vegas, NV	1979	111,245	0	111,245	97.5	15	1,040,623	9.59	Von’s Supermarket, Dollar Tree Cort Furniture Rental
Eagle Station Carson City, NV	1982 1994	114,258	60,000	174,258	84.5	19	886,017	9.18	Raley’s Supermarket, Mervyn’s (2)
Elko Junction Shopping Center Elko, NV	1996 1997	170,812	0	170,812	93.7	16	1,545,179	9.65	Raley’s Supermarket, Builder’s Mart
Green Valley Town & Country Henderson, NV	1990	130,722	0	130,722	86.2	34	1,650,926	14.65	Albertson’s/Sav-On Superstore
Mira Loma Center Reno, NV	1985	102,907	0	102,907	100.0	22	1,183,604	11.50	Scolari’s Supermarket, Long’s Drugs, Dollar Tree
Rainbow Promenade Las Vegas, NV	1995 1997	228,279	0	228,279	100.0	26	3,350,700	14.68	United Artists Theatres, Barnes & Noble, Linens ‘N Things, Office Max, Cost Plus
Sahara Pavilion North Las Vegas, NV	1989	333,679	0	333,679	91.6	62	4,339,272	14.20	Von’s Supermarket, T.J. Maxx, Shepler’s, Borders Books, Gold’s Gym, Floors N More
Sahara Pavilion South Las Vegas, NV	1990	160,842	0	160,842	92.5	23	2,218,775	14.91	Sports Authority, Office Max, Michael’s Arts & Crafts, Pier One
West Town Winnemucca, NV	1978 1991	65,424	0	65,424	100.0	2	463,244	7.08	Raley’s Supermarket
Winterwood Pavilion Las Vegas, NV	1990	144,653	0	144,653	83.8	23	1,298,685	10.71	Von’s Supermarket & Drug, Aaron Rents

Region Total/Weighted Average		2,039,067	60,000	2,099,067	94.2	319	$24,297,316	$12.65

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
ARIZONA
Foothills Park Place Phoenix, AZ	1990	104,204	0	104,204	100.0	1	681,621	6.54	J. C. Penney
North Mountain Village Phoenix, AZ	1985	94,379	53,131	147,510	98.4	25	1,015,220	10.93	Fry’s Supermarket (2), T. J. Maxx
Southern Palms Center Tempe, AZ	1980	255,103	0	255,103	93.1	37	2,240,551	9.43	Sunflower Supermarket, Staples, American Furniture Liquidators

Region Total/Weighted Average		453,686	53,131	506,817	95.8	63	$3,937,392	$9.06

Property Summary

12/31/2004

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2004 (4)	Total # Tenants 12/31/2004 (4)	Annual Base Rent (1)	Ann. Base Rent/Leased Sq. Ft. (3)	Major Retailers
OTHER
Country Club Center Albuquerque, NM	1988 1998	57,631	63,000	120,631	66.4	16	442,830	11.58	Raley’s Supermarket (2)
Maysville Marketsquare Maysville, KY	1991 1993	126,507	89,612	216,119	97.6	18	916,885	7.42	Kroger Supermarket, JC Penney
Memphis Retail Center Memphis, TN	1990	51,542	40,000	91,542	81.4	10	322,588	7.69	Hancock Fabrics, Family Dollar

Region Total/Weighted Average		235,680	192,612	428,292	86.4	44	$1,682,303	$8.26

Portfolio Total/Weighted Average		19,294,519	2,408,947	21,703,466	96.8	3,388	$232,636,685	$12.45

(1)	Annualized base rent for all leases in place at December 31, 2004 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2)	These retailers own their own space and are not tenants of the company.

(3)	Annualized base rent divided by the owned GLA leased at December 31, 2004.

(4)	Percent leased and total number of tenants includes month to month leases.

(5)	Tenant is dark.

(6)	Tenant is Pak ‘N’ Save, a division of Safeway.

Tenant Diversification Summary

				Annualized Base Rent in Place at December 31, 2004
Tenant Type	Total Gross Leased Area (sq. ft.)	Number of Tenants as of 12/31/2004	% of Total Leased GLA as of 12/31/2004	Total Annualized Base Rent ($) (3)	Percentage of Total (%)	Annualized Base Rent/ Leased Sq. ft. ($) (4)
National (1)	11,221,112	1,395	60.05	128,595,022	55.28	11.46
Regional (1)	3,477,335	278	18.61	35,559,717	15.29	10.23
Local (1)	3,988,162	1,694	21.34	68,481,946	29.44	17.17
Total	18,686,609	3,367	100.00	232,636,685	100.00	12.45
Anchor (2)	10,734,447	304	57.44	91,377,191	39.28	8.51
Non-Anchor (2)	7,952,162	3,084	42.56	141,259,494	60.72	17.76
Total	18,686,609	3,388	100.00	232,636,685	100.00	12.45

(1)	The company defines a national tenant as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenant as any tenant that operates in two or more metropolitan areas located within the same region; local tenant as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2)	The Company defines anchors as tenants which lease 15,000 square feet or more and non-anchors as tenants which lease less than 15,000 square feet.

(3)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(4)	Annualized base rent divided by GLA leased.

Major Tenants as of December 31, 2004

				Annualized Base Rent in Place at Period End
Tenants	Number of Leases	Leased GLA (Sq. Ft.)	% of Total Owned GLA	Total Ann. Base Rent ($) (1)	Ann. Base Rent/Sq. Ft. ($) (2)	% of Total Ann. Base Rent
VONS/SAFEWAY/PAK’N SAVE	23	1,057,449	5.63%	8,509,676	8.05	3.64%
RALEY’S/BEL AIR	17	1,007,761	5.37	7,141,523	7.09	3.05
WAL-MART/SAM’S CLUB	5	527,329	2.81	5,514,628	10.46	2.36
ALBERTSONS/SAV-ON	19	742,890	3.96	4,782,768	6.44	2.04
KROGER/RALPHS/QFC/FOOD4LESS	11	402,175	2.14	3,835,668	9.54	1.64
RITE AID	22	546,110	2.91	3,739,499	6.85	1.60
ROSS DRESS FOR LESS	13	351,717	1.87	3,324,150	9.45	1.42
BLOCKBUSTER VIDEO	25	138,618	0.74	2,737,536	19.75	1.17
SAVE MART/FOODMAXX	9	362,747	1.93	2,469,073	6.81	1.06
HOLLYWOOD VIDEO	20	122,078	0.65	2,366,482	19.38	1.01

Total:	164	5,258,874	28.01%	$44,421,003	$8.45	18.99%

(1)	Annualized base rent for all leases in place at quarter end calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2)	Annualized base rent divided by gross leasable area.

Lease Expiration Analysis *

As of 12/31/2004

					Annualized Base Rent in Place at 12/31/2004
	Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	% of Total Leased GLA	Total Ann. Base Rent ($) (2)	% of Total Ann. Base Rent	Ann. Base Rent ($/Sq.Ft.)(3)
All Anchor Leases (1)
1	2005	12	272,075	1.47%	2,396,867	1.04%	8.81
2	2006	28	1,116,076	6.04%	10,174,444	4.40%	9.12
3	2007	23	743,603	4.03%	4,577,254	1.98%	6.16
4	2008	30	861,113	4.66%	6,794,558	2.94%	7.89
5	2009	38	1,498,634	8.11%	11,112,006	4.80%	7.41
6	2010	29	838,802	4.54%	7,572,125	3.27%	9.03
7	2011	16	464,893	2.52%	4,152,077	1.79%	8.93
8	2012	25	893,438	4.84%	8,571,350	3.71%	9.59
9	2013	19	629,463	3.41%	4,883,818	2.11%	7.76
10	2014	19	753,855	4.08%	6,151,618	2.66%	8.16
11	2015+	63	2,616,665	14.17%	25,024,513	10.82%	9.56

TOTAL/WEIGHTED AVERAGE		302	10,688,617	57.86%	91,410,631	39.52%	8.55

All Non-Anchor Leases (1)
1	2005	450	966,098	5.23%	17,748,429	7.67%	18.37
2	2006	522	1,219,663	6.60%	22,270,386	9.63%	18.26
3	2007	601	1,398,434	7.57%	24,179,424	10.45%	17.29
4	2008	466	1,198,920	6.49%	20,708,477	8.95%	17.27
5	2009	429	1,238,204	6.70%	21,169,770	9.15%	17.10
6	2010	153	543,684	2.94%	8,939,681	3.86%	16.44
7	2011	62	221,216	1.20%	4,921,636	2.13%	22.25
8	2012	77	265,783	1.44%	4,831,863	2.09%	18.18
9	2013	80	296,492	1.61%	6,574,275	2.84%	22.17
10	2014	61	224,274	1.21%	4,599,953	1.99%	20.51
11	2015+	102	211,226	1.14%	3,969,767	1.72%	18.79

TOTAL/WEIGHTED AVERAGE		3,003	7,783,994	42.14%	139,913,661	60.48%	17.97

All Leases
1	2005	462	1,238,173	6.70%	20,145,296	8.71%	16.27
2	2006	550	2,335,739	12.64%	32,444,830	14.03%	13.89
3	2007	624	2,142,037	11.60%	28,756,678	12.43%	13.42
4	2008	496	2,060,033	11.15%	27,503,035	11.89%	13.35
5	2009	467	2,736,838	14.82%	32,281,776	13.96%	11.80
6	2010	182	1,382,486	7.48%	16,511,806	7.14%	11.94
7	2011	78	686,109	3.71%	9,073,713	3.92%	13.22
8	2012	102	1,159,221	6.28%	13,403,213	5.79%	11.56
9	2013	99	925,955	5.01%	11,458,094	4.95%	12.37
10	2014	80	978,129	5.30%	10,751,571	4.65%	10.99
11	2015+	165	2,827,891	15.31%	28,994,280	12.53%	10.25

TOTAL/WEIGHTED AVERAGE		3,305	18,472,611	100.00%	231,324,292	100.00%	12.52

Note: Number of Leases expiring does not include tenants on a month-to-month agreement, whose combined occupancy totals 186,018 sq. ft.

*	Assumes no renewal options are exercised.

(1)	The company defines anchors as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2)	Annualized base rent for all leases in place at report date calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the term in months for such leases, multiplied by 12.

(3)	Annualized base rent divided by gross leaseable area as of report date.

ITEM 3.	LEGAL PROCEEDINGS

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

During the fourth quarter of 2004, no matters were submitted to a vote of our stockholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange on August 8, 1997, under the symbol “PNP”. On February 24, 2005, we had approximately 1,347 stockholders of record and approximately 23,267 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the New York Stock Exchange and the dividends declared by us.

	High	Low	Dividends Declared
First Quarter 2003	$39.08	$35.30	$0.5000
Second Quarter 2003	$40.99	$38.55	$0.5100
Third Quarter 2003	$43.50	$40.15	$0.5100
Fourth Quarter 2003	$48.43	$42.95	$0.5100
First Quarter 2004	$52.60	$47.85	$0.5425
Second Quarter 2004	$53.16	$41.80	$0.5425
Third Quarter 2004	$54.46	$48.88	$0.5425
Fourth Quarter 2004	$62.70	$54.81	$0.5425

The fourth quarter 2003 and 2004 dividends on an annualized basis amount to $2.04 and $2.17 per share, respectively. All dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, our financial condition and any other factors our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to REITs under the Internal Revenue Code, we are required to make distributions to holders of our shares in an amount at least equal to 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data on a historical basis. The following data should be read in connection with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share data)

	Years Ended December 31,
	2004	2003	2002	2001	2000
		(revised) (1)	(revised) (1)	(revised) (1)	(revised) (1)
STATEMENTS OF INCOME DATA:
Total revenue	$289,436	$261,586	$186,877	$173,766	$117,585
Operating and general and administrative expenses	83,595	73,944	48,546	45,090	28,250
Merger related expenses	—	—	—	—	3,204
Depreciation and amortization	48,501	39,640	29,976	27,773	19,911
Interest expense	62,619	58,473	45,926	46,196	32,112
Income from continuing operations (2)	92,382	87,075	60,972	56,315	31,989
Discontinued operations	9,607	17,361	16,680	7,907	1,811
Net income	101,989	104,436	77,652	64,222	33,800
Basic earnings per share:
Income from continuing operations	2.30	2.21	1.82	1.77	1.41
Discontinued operations	0.24	0.44	0.50	0.25	0.08
Net income	2.54	2.65	2.32	2.02	1.49
Diluted earnings per share:
Income from continuing operations	2.28	2.18	1.81	1.73	1.41
Discontinued operations	0.24	0.43	0.49	0.24	0.07
Net income	2.52	2.61	2.30	1.97	1.48
Distributions declared	2.17	2.03	1.90	1.82	1.54

	As of December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Properties, net	$1,892,131	$1,773,894	$1,306,033	$1,233,189	$1,194,824
Total assets	1,995,444	1,863,348	1,424,240	1,339,290	1,297,690
Notes payable	343,736	345,077	239,541	229,135	233,911
Line of credit and term loan payable	113,000	48,250	66,000	165,300	267,650
Senior notes	554,290	503,708	428,677	273,800	124,850
Minority interests	30,079	32,325	15,804	20,748	41,754
Stockholders’ equity	915,134	892,285	648,635	622,458	606,998

(1)	Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2003, 2002, 2001 and 2000 to separately reflect the results of discontinued operations for properties that were sold during the year ended December 31, 2004. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2003, 2002, 2001 and 2000.

(2)	Income from continuing operations includes minority interests and gain on sale of real estate (excluding the amount included in discontinued operations in 2004, 2003 and 2002).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the years ended December 31, 2003 and 2002 to separately reflect the results of discontinued operations for properties that have since been sold. The revision had no impact on our consolidated balance sheets or our statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2003 and 2002. See the discussions of discontinued operations in the “Results of Operations” section below.

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

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable for our current circumstances; however, actual results may differ from these estimates and assumptions under different future conditions.

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

Overview

We receive income primarily from rental revenue from shopping center properties, including recoveries from tenants, offset by operating and overhead expenses. Primarily as a result of our acquisition program, including the acquisition of five shopping centers during 2004 and the acquisition of Center Trust described below, the financial data shows increases in total revenue and total expenses from period to period.

During the year ended December 31, 2004, four non-strategic assets were sold. The cash proceeds were used toward the purchase of a shopping center asset and to pay down our revolving credit facility. During the year ended December 31, 2003, nine non-strategic assets were sold. The cash proceeds were used toward the purchase of two shopping center assets and to pay down our revolving credit facility.

On November 5, 2002, we entered into an Agreement and Plan of Merger with Center Trust, Inc., a Maryland corporation. The transaction, which closed January 17, 2003, included interests in 27 shopping centers, two regional malls and two single tenant assets. The transaction was a stock for stock exchange, including assumption of $362,257,000 of debt, whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and as of December 31, 2004, we may issue up to 250,298 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them.

We expect that the more significant part of our growth in the next year or two will come from additional acquisitions of properties and rent increases from the lease-up and re-tenanting initiatives of the assets acquired during 2004.

Results of Operations

Comparison of the Year ended December 31, 2004 to the Year ended December 31, 2003

Total revenue increased by $27,850,000, or 10.6%, to $289,436,000 for the year ended December 31, 2004, from $261,586,000 for the year ended December 31, 2003.

Rental revenue, which includes base rent and percentage rent, increased by $18,576,000, or 9.1%, to $222,371,000 for the year ended December 31, 2004, from $203,795,000 for the year ended December 31, 2003. The increase in rental revenue resulted principally from the acquisition and lease-up of the Center Trust portfolio, the addition of Olympia Place as an operating property which had been under development in 2003, and was placed into service in January 2004, and the acquisitions of seven other shopping center assets in 2003 and 2004.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $6,520,000, or 12.6%, to $58,173,000 for the year ended December 31, 2004, from $51,653,000 for the year ended December 31, 2003. This increase resulted primarily from the acquisition of the Center Trust portfolio, the addition of Olympia Place as an operating property which had been under development in 2003 and the acquisitions of seven other shopping center assets in 2003 and 2004. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 86.9% for the year ended December 31, 2004 compared to 85.2% for the year ended December 31, 2003. The increase in recovery percentage compared to the prior year period reflects the impact of the lease-up and re-leasing of the Center Trust portfolio. We expect that the recovery percentage will continue to increase slightly over time due to additional re-leasing and as occupancy is increased in the acquired assets.

Other income increased by $3,118,000 to $8,454,000 for the year ended December 31, 2004, from $5,336,000 for the year ended December 31, 2003. The increase resulted primarily from miscellaneous income related to future cash flow participation in a property that was paid off in advance as well as income from the reversal of the remaining balance of a general legal accrual that was established at the time of the Center Trust acquisition.

Property operating expenses increased by $3,497,000, or 9.0%, to $42,424,000 for the year ended December 31, 2004, from $38,927,000 for the year ended December 31, 2003. Property taxes increased by $2,780,000, or 12.8%, to $24,511,000 for the year ended December 31, 2004, from $21,731,000 for the year ended December 31, 2003. The increase in property taxes was primarily the result of the addition of Olympia Place as an operating property which had been under development in 2003 and the acquisitions of other shopping center assets in 2003 and 2004.

Depreciation and amortization increased by $8,861,000, or 22.4%, to $48,501,000 for the year ended December 31, 2004, from $39,640,000 for the year ended December 31, 2003. This was primarily due to depreciation on Olympia Place and expansion space at El Camino North which were under development in 2003, amortization of in-place lease value as well as depreciation on properties acquired in 2004 and 2003.

Interest expense increased by $4,146,000, or 7.1%, to $62,619,000 for the year ended December 31, 2004, from $58,473,000 for the year ended December 31, 2003. The increase was partially the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2004 and 2003. Interest expense also increased as a result of our issuance of $75,000,000 in aggregate principal amount of senior notes in June 2003, our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004 and our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004. The stated interest rates of 4.70%, 5.95% and 5.95%, respectively, on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. These increases in interest expense were partially offset by a decrease in interest expense resulting from the payoff of $50,000,000 of 7.88% senior notes in February 2004 with a borrowing on our credit line which had a weighted average interest rate of 3.18% at December 31, 2004.

General and administrative expenses increased by $427,000, or 3.4%, to $13,027,000 for the year ended December 31, 2004, from $12,600,000 for the year ended December 31, 2003. This increase resulted primarily from annual compensation increases. As a percentage of total revenue, general and administrative expenses were 4.5% for the year ended December 31, 2004 as compared to 4.8% for the year ended December 31, 2003.

The impairment loss of $642,000 represents a charge related to a parcel of land in Reno, Nevada, originally acquired in the Western Properties Trust merger transaction, that had been held for potential development. In the third quarter of 2004, we sold the land parcel for less than the recorded book value which resulted in the impairment loss.

Other expense increased by $2,305,000 to $2,991,000 for the year ended December 31, 2004, from $686,000 for the year ended December 31, 2003. The increase resulted primarily from a write down of a receivable related to a lawsuit we brought against insurance carriers to recover our legal and settlement expenses incurred in connection with a shareholder suit related to our acquisition of Western Properties Trust in November 2000. In July 2004, however, the court granted summary judgment in favor of these insurance carriers. In August 2004, we filed a notice of our intent to appeal this judgment. Our opening appellate brief, their opposing brief, as well as our reply to this opposing brief have been filed. The outcome of litigation is by its nature unpredictable and we therefore cannot give assurance that we will successfully appeal this judgment.

Discontinued operations for the year ended December 31, 2004 of $9,607,000 reflects the operating results of three of four non-strategic assets that were sold during 2004. Included in this amount is gain on sale of $8,245,000. Discontinued operations for the year ended December 31, 2003 of $17,361,000 reflects the operating results of eight of nine non-strategic assets that were sold during 2003 and three of four non-strategic assets that were sold during 2004. Included in this amount is gain on sale of $10,571,000.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Total revenue increased by $74,709,000, or 40.0%, to $261,586,000 for the year ended December 31, 2003, from $186,877,000 for the year ended December 31, 2002.

Rental revenue, which includes base rent and percentage rent, increased by $58,494,000, or 40.3%, to $203,795,000 for the year ended December 31, 2003, from $145,301,000 for the year ended December 31, 2002. The increase in rental revenue resulted principally from the acquisition of the Center Trust portfolio.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $16,255,000, or 45.9%, to $51,653,000 for the year ended December 31, 2003, from $35,398,000 for the year ended December 31, 2002. This increase resulted primarily from the acquisition of the Center Trust portfolio. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 85.2% for the year ended December 31, 2003 compared to 91.3% for the year ended December 31, 2002. The decrease in recovery percentage compared to the prior year period reflects the impact of the acquisition of the Center Trust portfolio in that Center Trust’s historical recovery rate was lower than our recovery rate. We expect that the recovery percentage will increase over time as occupancy is increased in the acquired assets.

Other income decreased by $688,000, or 11.4%, to $5,336,000 for the year ended December 31, 2003, from $6,024,000 for the year ended December 31, 2002. The decrease resulted principally from a reduction of interest income on our Plaza Escuela corporate note receivable which was repaid in the third quarter of 2002. This decrease was partially offset by interest income recorded on other notes receivable issued during 2003 related to property sales as well as interest on notes receivable we assumed upon the acquisition of the Center Trust portfolio.

Property operating expenses increased by $14,766,000, or 61.1%, to $38,927,000 for the year ended December 31, 2003, from $24,161,000 for the year ended December 31, 2002. This increase resulted primarily from our acquisition of the Center Trust portfolio. Property taxes increased by $7,124,000, or 48.8%, to $21,731,000 for the year ended December 31, 2003, from $14,607,000 for the year ended December 31, 2002. The increase in property taxes was also primarily the result of the acquisition of the Center Trust portfolio.

Depreciation and amortization increased by $9,664,000, or 32.2%, to $39,640,000 for the year ended December 31, 2003, from $29,976,000 for the year ended December 31, 2002. This was primarily due to the acquisition of the Center Trust portfolio.

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

Discontinued operations for the year ended December 31, 2003 of $17,361,000 reflects the operating results of eight of the nine non-strategic assets that were sold during the year and three of four non-strategic assets that were sold during 2004 and were owned in 2003. Included in this amount is gain on sale of $10,571,000. Discontinued operations for the year ended December 31, 2002 of $16,680,000 reflects the operating results of nine non-strategic assets that were sold during 2002, three of the nine non-strategic assets that were sold during the year ended December 31, 2003 and were owned in 2002 and three of four non-strategic assets that were sold during 2004 and were owned in 2002. Included in this amount is gain on sale of $8,702,000.

Cash Flows

Comparison of the Year ended December 31, 2004 to the Year ended December 31, 2003

Net cash provided by continuing operating activities increased by $8,397,000 to $134,635,000 for the year ended December 31, 2004, as compared to $126,238,000 for the year ended December 31, 2003. The increase was primarily the result of an increase in cash operating income and a decrease in discontinued operations offset by an increase in prepaid expenses and a decrease in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities increased by $267,124,000 to $151,827,000 for the year ended December 31, 2004, as compared to net cash provided by investing activities of $115,297,000 for the year ended December 31, 2003. The increase was primarily the result of an increase in acquisitions of and additions to properties, an increase in intangibles in connection with acquisitions of properties, a decrease in proceeds from the sale of real estate and a decrease in the collections of notes receivable offset by a decrease in cash used in the acquisition of Center Trust.

Net cash provided by financing activities increased by $255,598,000 to $11,648,000 for the year ended December 31, 2004, as compared to net cash used in financing activities of $243,950,000 for the year ended December 31, 2003. The increase primarily resulted from a decrease in notes payable payments, an increase in line of credit proceeds and an increase in issuance of senior notes offset by an increase in line of credit payments, a repayment of senior notes and an increase in distributions paid.

Comparison of the Year ended December 31, 2003 to the Year ended December 31, 2002

Net cash provided by continuing operating activities increased by $48,115,000 to $126,238,000 for the year ended December 31, 2003, as compared to $78,123,000 for the year ended December 31, 2002. The increase was primarily the result of an increase in net income due to the acquisition of Center Trust, an increase in depreciation and amortization, a decrease in prepaid expenses and an increase in accounts payable, accrued expenses and other liabilities.

Net cash provided by investing activities increased by $218,194,000 to $115,297,000 for the year ended December 31, 2003, as compared to net cash used in investing activities of $102,897,000 for the year ended December 31, 2002. The increase was primarily the result of an increase in proceeds from the sale of real estate, a decrease in acquisitions of and additions to properties, and a decrease in funds held in escrow pending property acquisitions offset by cash used in the acquisition of Center Trust and a decrease in collections of notes receivable.

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

Liquidity and Capital Resources

Our total market capitalization at December 31, 2004 was approximately $3,595,909,000, based on the market closing price of our common stock at December 31, 2004 of $62.70 per share (assuming the conversion of 695,782 operating subsidiary units to common stock) and our debt outstanding of approximately $1,011,026,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 28.1% at December 31, 2004. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In September 2004, we entered into an amended and restated $300,000,000 revolving credit facility with a maturity date of March 2007. At December 31, 2004, we had $113,000,000 drawn on our revolving credit facility leaving $187,000,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.65% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at December 31, 2004 was 3.18%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The amended and restated revolving credit facility contains certain financial and other covenants which we believe we are in compliance with at December 31, 2004.

In June 2003, we issued $75,000,000 of 4.70% senior notes due June 1, 2013. In May 2004, we issued $50,000,000 of 5.95% senior notes due June 1, 2014. In July 2004, we issued an additional $50,000,000 of the 5.95% senior notes due June 1, 2014. The net proceeds from the offerings were used to repay borrowings under our revolving credit facility. Consistent with senior notes previously issued by the Company, we are bound by certain financial ratio covenants which we believe we are in compliance with at December 31, 2004.

During 2003, nine non-strategic assets were sold, including two regional malls that were acquired as part of the Center Trust acquisition. The sales of the regional malls generated net cash proceeds of approximately $190,000,000 which were used primarily to repay borrowings under our revolving credit facility.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we are not a party to any derivative financial instruments at December 31, 2004. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2002	February 7, 2002	February 22, 2002	March 15, 2002	$0.4750
June 30, 2002	May 9, 2002	May 31, 2002	June 14, 2002	$0.4750
September 30, 2002	August 15, 2002	August 30, 2002	September 13, 2002	$0.4750
December 31, 2002	October 30, 2002	November 29, 2002	December 13, 2002	$0.4750
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.5000
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.5100
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$0.5100
December 31, 2003	November 4, 2003	November 28, 2003	December 15, 2003	$0.5100
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$0.5425
June 30, 2004	May 17, 2004	May 28, 2004	June 15, 2004	$0.5425
September 30, 2004	August 4, 2004	August 27, 2004	September 15, 2004	$0.5425
December 31, 2004	November 11, 2004	November 26, 2004	December 15, 2004	$0.5425

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

Off-Balance Sheet Arrangements

On September 30, 2002, Plaza Escuela Holding Co., LLC completed a financing transaction with an initial funding of $38,087,000, bearing interest at 6.8%, wherein we received a partial payoff of $36,754,000 on our note receivable of $44,349,000 on the Plaza Escuela property in Walnut Creek, California. The remaining balance of our note of $7,595,000 was converted to a 49% non-managing member interest in Plaza Escuela Holding Co., LLC, the entity that owns the property. In January 2003, we received a return of capital of $3,990,000. In May 2003, we received a return of capital of $800,000. In August 2003, we received a return of capital of $1,000,000. In February 2004, we received a return of capital of $600,000. We received a return of capital for our remaining equity position of $1,205,000 during the second quarter of 2004. We were entitled to receive 25% of the operating cash flows from the property through November 2008. In the fourth quarter of 2004, we agreed to receive $1,354,000 in exchange for our right to receive these future operating cash flows. Proceeds from the returns of capital and cash flow participation were used primarily to repay borrowings under our revolving credit facility.

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At December 31, 2004, the balance of the loan was $17,560,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is the only off-balance sheet financing to which we are a party.

Contractual Obligations and Contingent Liabilities

Our indebtedness outstanding at December 31, 2004, which includes debt discounts and premiums and excludes interest, representing regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility, is as follows:

Year	Amount
2005	$13,428,000
2006	$60,936,000
2007	$246,710,000
2008	$29,180,000
2009	$114,816,000
2010	$49,546,000
2011	$171,699,000
2012	$42,709,000
2013	$175,000,000
2014	$100,000,000
2015	$6,000,000

Payments due in the year 2006 include senior note redemptions of $25,000,000. Payments due in the year 2007 include the balance drawn on our revolving credit facility at December 31, 2004 of $113,000,000 and senior note redemptions of $55,000,000. Payments due in 2008, 2010, 2011, 2013 and 2014 include senior note redemptions of $25,000,000, $25,000,000, $150,000,000, $175,000,000, and $100,000,000, respectively. In 2015, property level bonds of $6,000,000 are due. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

We have future obligations relating to construction contracts and leases for real estate and office equipment under operating leases expiring at various dates through 2059. Rental expense was $2,038,000, $1,782,000 and $348,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Committed amounts under construction contracts due in 2005 totaled approximately $5,034,000. Committed amounts under construction contracts and minimum rentals under noncancellable operating leases in effect at December 31, 2004 were as follows:

2005	$6,600,000
2006	1,311,000
2007	1,308,000
2008	1,328,000
2009	1,199,000
2010 and subsequent	19,610,000

$31,356,000

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

Impact of Accounting Pronouncements Issued but not Adopted by the Company

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R is effective for the fiscal periods beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the financial position or results reported by the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on the financial position or results reported by the Company and does not expect it to have a material impact.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of our credit agreements and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates, although we use our line of credit for short-term borrowing purposes, and could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at December 31, 2004. We do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2004 in relation to total assets of $1,995,444,000 and an equity market capitalization of $2,584,883,000.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed-rate debt (1)(2)	$14,053	$62,098	$136,854	$29,160	$125,635	$523,224	$891,024	$894,688
Average interest rate	7.70%	7.20%	7.24%	7.22%	7.44%	6.66%	6.93%	6.01%
Variable-rate debt (1)	—	—	$113,000	—	—	$6,000	$119,000	$119,000
Average interest rate	—	—	3.18%	—	—	1.99%	3.12%	3.12%

(1)	Principal amounts shown are in thousands.

(2)	Excludes unamortized discounts and premium on senior notes, net of unamortized premiums on notes payable, of $(1,002,000).

The table incorporates only those exposures that exist as of December 31, 2004, and does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. KPMG, LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004, as stated in their report which is included herein.

Limitations of Internal Control

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

Changes in Internal Control

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K in that we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held in April 2005 (the “Proxy Statement”) and the information included therein is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K.

1.	Consolidated Financial Statements:

2.	Consolidated Financial Statement Schedule:

Schedule III—Properties and Accumulated Depreciation	F-28

Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

4.1	Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

4.2	Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.4	Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K dated September 24, 1997, and incorporated herein by reference).

4.5	Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.6	Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.7	Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.8	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.9	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.10	Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.11	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

Exhibit No.	Description

4.12	Minutes of a meeting of the Pricing Committee held on June 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

4.13	Form of 6.125% Notes due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.14	Minutes of a meeting of the Pricing Committee held on December 12, 2002 designating the terms of 6.125% Notes due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.15	Form of 4.70% Note due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.16	Minutes of a meeting of the Pricing Committee held on May 28, 2003 designating the terms of the 4.70% Note due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.17	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.18	Minutes of a meeting of the Pricing Committee held on May 21, 2004 designating the terms of the 5.95% Note due 2014 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.19	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

4.20	Minutes of a meeting of the Pricing Committee held on July 14, 2004 designating the terms of the 5.95% Note due 2014 (previously Filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

Exhibit No.	Description

4.21	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Myrtle Gronske, the Harry J. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, Hughes Investments, Visalia MKP, Inc., HI-Loma, HI-NC, Hughes Milliken Associates, CJJ Limited Partnership, Bartfam, Cecile C. Bartman, Trustee under the Will of Bernard Citron, Deceased, Cecile Citron Bartman Trust dated September 26, 2001, Rebecca Jean Speer Trust U/A/D November 9, 1994, Doreann Speer Gibson Trust U/A/D October 13, 1989, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Rebecca Speer, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Linda Speer Fortune, Trust “D”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 and Trust “A”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 (previously filed as Exhibit 4.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

4.22	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Saul Kreshek, Ernest Grossman and Margaret Lewicki (previously filed as Exhibit 4.19 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

10.1	The 1997 Stock Option and Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

10.2	The 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Appendix A to Pan Pacific Retail Properties, Inc.’s Proxy Statement for the 2000 Annual Meeting of Stockholders).

10.3	Form of Officers and Directors Indemnification Agreement (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 Registration No. 333-28715) and incorporated herein by reference).

10.4	Form of Non-Competition Agreement (previously filed as Exhibit 10.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

10.5	Member’s Interest Purchase Agreement, dated as of August 13, 1999, by and among Pan Pacific Retail Properties, Inc., Pan Pacific (RLP), Inc. and Stanley W. Gribble (previously filed as Exhibit 10.15 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.6	Loan Assumption and Modification Agreement, dated as of September 23, 1999, by and between Pan Pacific Retail Properties, Inc. and La Salle National Bank (previously filed as Exhibit 10.16 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

Exhibit No.	Description
10.7	Operating Agreement of Pan Pacific (Rancho Las Palmas), LLC, dated as of September 23, 1999 (previously filed as Exhibit 10.17 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.8	Contribution Agreement and Escrow Instructions, dated as of August 13, 1999, by and between Pan Pacific Retail Properties, Inc. and Rancho Las Palmas Center Associates (previously filed as Exhibit 10.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.9	Form of Second Amended and Restated Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Stuart A. Tanz (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.10	Form of Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Joseph B. Tyson (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31 2001 and incorporated herein by reference).

10.11	Form of Second Amended and Restated Employment Agreement, dated as of October 30, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Jeffrey S. Stauffer (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.12	Form of Restricted Stock Agreement between Pan Pacific Retail Properties, Inc. and each of Messrs. Stuart A. Tanz, Jeffrey S. Stauffer and Joseph B. Tyson (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.13	Second Amended and Restated Agreement of Limited Partnership of CT Operating Partnership, L.P., dated as of January 17, 2003 (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

10.14	Form of Restricted Stock Agreement between Stuart A. Tanz and Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.15	Form of Restricted Stock Agreement between Joseph B. Tyson and Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.16	Form of Restricted Stock Agreement between Jeffrey S. Stauffer and Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.3 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

Exhibit No.	Description

10.17	Second Amended and Restated Revolving Credit Agreement dated as of September 3, 2004 by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and US Bank, National Association as Co-Syndication Agents, Wachovia Bank, National Association as Documentation Agent, AmSouth Bank, PNC Bank, National Association and Eurohypo AG, New York Branch as Co-Agents and the other lenders as identified therein (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on September 8, 2004, and incorporated herein by reference).

12.1*	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.
*	Filed Herewith

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2005.

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

Signature	Title	Date

/S/ MARK J. RIEDY Mark J. Riedy	Director	March 3, 2005

/S/ BERNARD M. FELDMAN Bernard M. Feldman	Director	March 3, 2005

/S/ DAVID P. ZIMEL David P. Zimel	Director	March 3, 2005

/S/ JOSEPH P. COLMERY Joseph P. Colmery	Director	March 3, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pan Pacific Retail Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pan Pacific Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

        KPMG LLP

San Diego, California

March 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pan Pacific Retail Properties, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pan Pacific Retail Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pan Pacific Retail Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pan Pacific Retail Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pan Pacific Retail Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

        KPMG LLP

San Diego, California

March 10, 2005

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS:
Properties, at cost:
Land	$549,722	$509,887
Buildings and improvements	1,482,118	1,374,663
Tenant improvements	60,472	49,793

	2,092,312	1,934,343
Less accumulated depreciation and amortization	(200,181)	(160,449)

	1,892,131	1,773,894
Investments in unconsolidated entities	1,387	3,223
Cash and cash equivalents	2,411	6,453
Accounts receivable (net of allowance for doubtful accounts of $3,892 and $4,444, respectively)	11,853	13,478
Accrued rent receivable (net of allowance for doubtful accounts of $3,306 and $2,735, respectively)	25,936	22,552
Notes receivable	7,511	7,844
Deferred lease commissions (net of accumulated amortization of $7,808 and $5,512, respectively)	14,188	11,029
Prepaid expenses	19,835	18,928
Other assets	20,192	5,947

	$1,995,444	$1,863,348

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable	$343,736	$345,077
Line of credit payable	113,000	48,250
Senior notes	554,290	503,708
Accounts payable, accrued expenses and other liabilities	39,205	41,703

	1,050,231	938,738
Minority interests	30,079	32,325

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,530,415 and 40,293,382 shares issued and outstanding, net of 1,190,999 treasury shares, at December 31, 2004 and 2003, respectively	405	403
Additional paid in capital	959,925	952,973
Deferred compensation	(7,093)	(8,781)
Accumulated deficit	(38,103)	(52,310)

	915,134	892,285

	$1,995,444	$1,863,348

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Years Ended December 31,
	2004	2003	2002
REVENUE:
Base rent	$219,565	$201,119	$143,208
Percentage rent	2,806	2,676	2,093
Recoveries from tenants	58,173	51,653	35,398
Income from unconsolidated entities	438	802	154
Other	8,454	5,336	6,024

	289,436	261,586	186,877

EXPENSES:
Property operating	42,424	38,927	24,161
Property taxes	24,511	21,731	14,607
Depreciation and amortization	48,501	39,640	29,976
Interest	62,619	58,473	45,926
General and administrative	13,027	12,600	9,426
Impairment loss	642	—	—
Other	2,991	686	352

	194,715	172,057	124,448

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	94,721	89,529	62,429
Minority interests	(2,339)	(2,454)	(1,457)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	92,382	87,075	60,972
Discontinued operations	9,607	17,361	16,680

NET INCOME	$101,989	$104,436	$77,652

Basic earnings per share:
Income from continuing operations	$2.30	$2.21	$1.82
Discontinued operations	$0.24	$0.44	$0.50
Net income	$2.54	$2.65	$2.32
Diluted earnings per share:
Income from continuing operations	$2.28	$2.18	$1.81
Discontinued operations	$0.24	$0.43	$0.49
Net income	$2.52	$2.61	$2.30

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid in capital	Deferred compensation	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2001	32,789,913	$328	$718,525	$(3,910)	$(92,485)	$622,458
Repurchase of common stock	(187,999)	(2)	(5,787)	—	—	(5,789)
Redemption of operating subsidiary units	—	—	(1,909)	—	—	(1,909)
Issuance and vesting of restricted stock	53,900	1	1,665	(435)	—	1,231
Stock issued on exercise of options	928,372	9	18,575	—	—	18,584
Net income	—	—	—	—	77,652	77,652
Cash distributions paid and declared	—	—	—	—	(63,592)	(63,592)

Balance at December 31, 2002	33,584,186	336	731,069	(4,345)	(78,425)	648,635
Repurchase of common stock	(3,000)	—	(112)	—	—	(112)
Redemption of operating subsidiary units	—	—	(3,091)	—	—	(3,091)
Conversion of operating subsidiary units to common stock	100,000	1	1,924	—	—	1,925
Issuance and vesting of restricted stock	163,000	2	6,641	(4,436)	—	2,207
Stock issued in acquisition of Center Trust	6,084,499	61	208,282	—	—	208,343
Stock issued on exercise of options	364,697	3	8,260	—	—	8,263
Net income	—	—	—	—	104,436	104,436
Cash distributions paid and declared	—	—	—	—	(78,321)	(78,321)

Balance at December 31, 2003	40,293,382	403	952,973	(8,781)	(52,310)	892,285
Issuance and vesting of restricted stock, net of forfeited shares	42,272	—	2,139	1,688	—	3,827
Stock issued on exercise of options	194,761	2	4,813	—	—	4,815
Net income	—	—	—	—	101,989	101,989
Cash distributions paid and declared	—	—	—	—	(87,782)	(87,782)

	40,530,415	$405	$959,925	$(7,093)	$(38,103)	$915,134

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,989	$104,436	$77,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,501	39,640	29,976
Bad debt expense	4,174	4,311	1,761
Amortization of prepaid financing costs, premiums and discounts	1,342	1,336	1,052
Income from unconsolidated entities	(438)	(802)	(154)
Discontinued operations	(9,607)	(17,361)	(16,680)
Minority interests	2,339	2,454	1,457
Vesting of restricted stock	3,827	2,207	1,231
Changes in assets and liabilities, net of the effects of the acquisition of Center Trust in 2003:
Increase in accounts receivable	(1,928)	(4,365)	(3,676)
Increase in accrued rent receivable	(4,005)	(4,001)	(2,049)
Increase in non-cash amounts added to notes receivable	(782)	(1,188)	(3,202)
Increase in deferred lease commissions	(6,085)	(5,687)	(2,723)
Decrease (increase) in prepaid expenses	(2,288)	2,206	(1,182)
Increase in other assets	(458)	(623)	(3,074)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,946)	3,675	(2,266)

Net cash provided by continuing operating activities	134,635	126,238	78,123
Operating cash from discontinued operations	1,502	7,584	8,998

Net cash provided by operating activities	136,137	133,822	87,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(162,799)	(91,219)	(132,886)
Funds held in escrow pending property acquisitions	—	—	(39,774)
Proceeds from sale of real estate	28,029	189,576	46,605
Intangibles in connection with acquisitions of properties	(18,040)	—	—
Distributions and equity repayments from unconsolidated entities	2,274	6,629	299
Acquisition of Center Trust	—	(8,999)	—
Redemption of operating subsidiary units	(2,406)	(6,786)	(6,721)
Acquisition of minority interests	—	(526)	—
Collections of notes receivable	1,115	26,622	39,855
Increases in notes receivable	—	—	(10,275)

Net cash (used in) provided by investing activities	(151,827)	115,297	(102,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	—	7,171	15,601
Notes payable payments	(18,364)	(235,823)	(4,981)
Line of credit proceeds	426,200	321,975	206,250
Line of credit payments	(361,450)	(339,725)	(305,550)
Repayment of senior notes	(50,000)	—	—
Issuance of senior notes	100,384	74,816	154,701
Repurchase of common stock	—	(112)	(5,789)
Stock issued on exercise of options	4,815	8,263	18,584
Distributions paid	(89,937)	(80,515)	(65,185)

Net cash provided by (used in) financing activities	11,648	(243,950)	13,631

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,042)	5,169	(2,145)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,453	1,284	3,429

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,411	$6,453	$1,284

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $566, $4,506 and $1,796, respectively)	$64,006	$59,874	$47,988
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of note receivable to investment in unconsolidated entity	$—	$—	$7,595
Transfer of other assets to properties	$3,403	$40,230	$8,588
Notes receivable issued upon sales of properties	$—	$25,125	$2,770
Redemption of operating subsidiary units for common stock	$—	$1,925	$—
Stock issued in acquisition of Center Trust	$—	$208,343	$—
Assumption of notes payable, bonds and line of credit in acquisition of Center Trust	$—	$362,257	$—
Notes payable assumed upon acquisitions of properties	$17,260	$16,919	$—
Notes receivable from acquisition of Center Trust	$—	$7,498	$—
Minority interest from acquisition of Center Trust	$—	$22,362	$—
Assignment of debt on sales of properties	$—	$44,765	$—
Excess of cash paid over book value of operating subsidiary units redeemed	$—	$3,091	$1,909
Exchange of note receivable for properties	$—	$—	$735
Non-cash restricted stock issuance	$2,342	$6,629	$1,678

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

1. Organization and basis of presentation

Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the “Company”) is an equity real estate investment trust (“REIT”) that owns, leases and manages neighborhood and community shopping centers. As of December 31, 2004, the Company owned a portfolio comprised of 133 properties located primarily in the Western region of the United States. The Company believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code.

In accordance with SFAS No. 144, our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2003 and 2002 to separately reflect the results of discontinued operations for properties that were sold during the year ended December 31, 2004. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2003 or 2002. See Note 3 to the consolidated financial statements.

In 1998 and 1999, the Company formed certain operating subsidiaries to acquire shopping center properties. The Company is the managing member and in exchange for the properties which were contributed to the operating subsidiaries, units were issued to the non-managing members. These operating subsidiaries were primarily formed for tax planning purposes for the non-managing members who contributed the properties. A non-managing member can seek redemption of the units after the first anniversary of the date of issuance. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share of common stock for each unit, or (ii) paying cash to the non-managing member based on the average trading price of its common stock. Distributions are made to the non-managing members at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the non-managing members in an amount equal to the cumulative distributions earned by such members. All remaining net income or loss is allocated to the Company as the managing member. During 2001, 400,000 units were redeemed for common stock. No units were redeemed in 2002. In 2003, 100,000 units were redeemed for common stock and 131,590 units were redeemed for cash of $5,540,000. In 2004, 125,000 units were redeemed for cash of $5,971,000. The following table summarizes the activity for these operating subsidiaries as of December 31, 2004:

Operating subsidiary	Units originally issued	Units redeemed	Units outstanding
Pan Pacific (Portland), LLC	832,617	756,590	76,027
Pan Pacific (Rancho Las Palmas), LLC	314,587	0	314,587

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

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

1. Organization and basis of presentation (continued)

In connection with the acquisition of Western, the Company has an investment in certain operating partnerships. Pan Pacific (Kienows), L.P. issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income or loss is allocated to the Company as general partner. Pan Pacific (Pinecreek), L.P. issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are made to the limited partners after a 10% preferred return to the Company as general partner. Net income is allocated to the Company, as general partner, and to the limited partners in amounts equal to the cumulative distributions earned by such partners and thereafter based on their ownership interests. Losses are allocated 99% to the Company as general partner and 1% to the limited partners. During 2002 the remaining 233,998 units were redeemed for cash of $6,721,000. The following table summarizes the activity for these operating subsidiaries as of December 31, 2004:

Operating subsidiary	Units originally issued	Units redeemed	Units outstanding
Pan Pacific (Kienows), L.P.	857,065	857,065	0
Pan Pacific (Pinecreek), L.P.	54,869	0	54,869

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

In connection with the acquisition of Center Trust, the Company has a 96% general partner interest in an operating partnership which is consolidated in the Company’s financial statements. CT Operating Partnership, L.P. issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are being made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income and all loss is allocated to the Company as general partner. In 2003, 33,964 units were redeemed for cash of $1,246,000. The following table summarizes the activity for this operating subsidiary as of December 31, 2004:

Operating subsidiary	Units originally issued	Units redeemed	Units outstanding
CT Operating Partnership, L.P.	284,263	33,964	250,299

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

1. Organization and basis of presentation (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Center Trust acquisition.

January 17, 2003
Properties	$589,407
Accounts and notes receivable	3,521
Prepaid expenses and other assets	12,551

$605,479

Notes payable	$362,257
Accounts payable, accrued expenses and other liabilities	12,514

374,771
Minority interests	22,362
Stockholders’ equity	208,346

$605,479

Unaudited pro forma revenue and expense information of the Company for the years ended December 31, 2003 and 2002 reflecting the acquisition of Center Trust is presented in the following table. The amounts included assume that the acquisition had taken place at the beginning of each period and exclude the effect of discontinued operations for properties sold during 2004.

	For the years ended December 31,
	2003	2002
	(Unaudited pro forma)
Total revenue	$267,069	$246,223
Total expenses	174,552	162,801

Income from continuing operations before minority interests and discontinued operations	92,517	83,422
Minority interests	(2,610)	(2,225)
Discontinued operations	16,176	23,805

Net income	$106,083	$105,002

Basic earnings per share:
Income from continuing operations	$2.28	$2.06
Discontinued operations	$0.41	$0.60
Net income	$2.69	$2.66
Diluted earnings per share:
Income from continuing operations	$2.25	$2.03
Discontinued operations	$0.40	$0.58
Net income	$2.65	$2.61

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices

(a)	Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partnerships and limited liability companies it controls. All material intercompany transactions and balances have been eliminated. The Company consolidates entities, including variable interest entities, that the Company controls and records a minority interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority shareholder. If the minority shareholder holds substantive participation rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority shareholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder. With respect to the partnerships and limited liability companies, the Company determines control through a consideration of each parties’ financial interests in profits and losses and the ability to participate in major decisions such as the acquisition, sale or refinancing of principal assets.

(b)	Cash and cash equivalents

For purposes of reporting cash flows, highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash totaled $414,000 and $510,000 at December 31, 2004 and 2003, respectively.

(c)	Accounts receivable and income recognition

Rental revenue is recognized on a straight-line basis over the terms of the leases, less an allowance for doubtful accounts relating to accounts receivable and accrued rent receivable for amounts deemed uncollectible and for leases which may be terminated before the end of the contracted term. The Company considers tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record. The Company considers tenant retention in determining an appropriate allowance to record for the accrued rent receivable recorded in recognizing rental income on a straight-line basis. If an account receivable is determined to be uncollectible it is either reserved or written off as bad debt expense. Percentage rent is recorded at the time tenants meet specified sales thresholds. The Company receives reimbursement for real estate taxes and certain other operating expenses. Such reimbursements are generally recognized at the time the related expenses are incurred. The value of acquired above and below market leases is amortized to rental revenue over the life of the related acquired lease. The Company accounts for all property sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”.

Bad debt expense, included in property operating expenses in the Company’s financial statements, was $4,146,000, $4,311,000 and $1,761,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(d)	Capitalization of acquisition and development costs

The Company capitalizes certain acquisition and development related costs to the carrying costs of the property acquired or developed. The Company uses estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below market rents value in allocating purchase price to tangible and identified intangible assets upon acquisition of a shopping center asset. These costs are depreciated over the estimated useful lives of the properties commencing at the time the property is ready for its intended use. The capitalized costs associated with unsuccessful acquisitions are charged to expense when the acquisition is abandoned.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

(e)	Depreciation and amortization

Depreciation on buildings and improvements is provided using a forty-year straight-line basis. Management believes forty years is an appropriate estimated useful life for buildings and improvements. Tenant improvements and costs incurred in obtaining leases, including leases in place at the time of an acquisition, are amortized on a straight-line basis over the lives of the respective leases.

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

The Company recorded an impairment loss of $642,000 related to a non-strategic parcel of land for the year ended December 31, 2004. There were no impairment losses recorded for the years ended December 31, 2003 and 2002.

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

The Company predominantly operates in one industry segment: real estate ownership, management and development. No single tenant accounts for 10% or more of rental revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company’s customer base, and their dispersion across many areas within the Western region of the United States. At December 31, 2004 and 2003, management believes the Company had no significant concentration of credit risk.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

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

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted EPS (all net income is available to common stockholders for the periods presented):

	For the years ended December 31,
	2004	2003	2002
Income available to common stockholders:
Basic	$101,989	$104,436	$77,652
Add-back income allocated to dilutive operating subsidiary units	1,513	1,703	1,457

Diluted	$103,502	$106,139	$79,109

Weighted average shares:
Basic	40,167,029	39,466,034	33,409,469
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	233,506	311,228	214,143
Conversion of dilutive operating subsidiary units	734,238	929,782	807,501

Diluted	41,134,773	40,707,044	34,431,113

At December 31, 2004, 2003 and 2002, no stock options were excluded from the calculation of diluted weighted average shares because they were anti-dilutive. At December 31, 2004, 2003 and 2002, no operating subsidiary units were excluded from the calculation of diluted weighted average shares because they were anti-dilutive.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

(j)	Stock plans

The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of option grants only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for restricted stock grants is determined on the grant date based on the market price and is recognized over the vesting period. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to, for all periods presented, apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosures required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). Beginning July 1, 2005, the Company will apply the provisions of SFAS No. 123R, “Share-Based Payments”. Management believes there will be no impact to the Company’s financial statements from SFAS No. 123R.

The following table shows the Company’s pro forma net income had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123:

	2004	2003	2002
Net income as reported	$101,989	$104,436	$77,652
Add: Stock-based compensation expense included in reported net income	3,827	2,207	1,231
Deduct: Total fair value stock based compensation expense for all awards	(4,110)	(2,737)	(1,758)

Pro forma net income	$101,706	$103,906	$77,125

Basic earnings per share as reported	$2.54	$2.65	$2.32
Pro forma basic earnings per share	$2.53	$2.63	$2.31
Diluted earnings per share as reported	$2.52	$2.61	$2.30
Pro forma diluted earnings per share	$2.51	$2.59	$2.28

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

(k)	Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of revenue and expenses during the reporting period to prepare these financial statements in conformity with U.S. generally accepted accounting principles. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below market rents value in allocating purchase price to tangible and identified intangible assets upon acquisition of a shopping center asset. Management also applies certain assumptions about incremental leasing costs in determining the appropriate amount of internal leasing costs to capitalize. These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on its shopping center properties and the ultimate recoverability (or impairment) of each shopping center asset. If the useful lives of buildings and improvements are different from 40 years, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of shopping center properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

(l)	Reclassifications

Certain reclassifications of 2003 and 2002 amounts have been made in order to conform to 2004 presentation.

3. Discontinued operations

The operating results of three properties sold during the year ended December 31, 2004 were reported as income from discontinued operations in 2004, and their respective 2003 and 2002 results of operations were reclassified to income from discontinued operations. The operating results of eight properties sold during the year ended December 31, 2003 were reported as income from discontinued operations in 2003, and their respective 2002 results of operations were reclassified to income from discontinued operations. The operating results of nine properties sold during the year ended December 31, 2002 were reported as income from discontinued operations in 2002. The following is a summary of our income from discontinued operations for the years ended December 31, 2004, 2003 and 2002:

	For the years ended December 31,
	2004	2003	2002
Revenue	$1,977	$12,314	$11,402
Property operating expenses	460	4,801	2,071
Depreciation and amortization expenses	155	723	1,353
Gain on sale of real estate	8,245	10,571	8,702

Discontinued operations	$9,607	$17,361	$16,680

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

4. Investments in unconsolidated entities

The accompanying consolidated financial statements include investments in entities in which the Company does not own a controlling interest. At December 31, 2004, the Company owned a 50% general partner interest in North Coast Health Center. At December 31, 2003, the Company owned a 12% non-managing member interest in Plaza Escuela and a 50% general partner interest in North Coast Health Center. At December 31, 2002 the Company owned a 49% non-managing member interest in Plaza Escuela and a 50% interest in North Coast Health Center. These investments are reported using the equity method. Neither entity has been deemed to be a variable interest entity.

Summarized financial information for the entities is presented below:

	December 31, 2004	December 31, 2003
Properties	$19,864	$77,973
Other assets	574	2,923

Total assets	$20,438	$80,896

Notes payable	$17,560	$59,264
Other liabilities	104	566
Partners’ capital/members’ equity:
The Company’s share	1,387	3,223
Other partners/members	1,387	17,843

Total liabilities and partners’ capital/members’ equity	$20,438	$80,896

	For the years ended December 31,
	2004	2003	2002
Revenue	$3,153	$4,108	$2,785
Expenses	2,403	2,416	2,477

Net income	$750	$1,692	$308

The Company’s equity in net income	$438	$802	$154

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

5. Indebtedness

(a) Notes payable and other

	December 31,
	2004	2003
Notes payable secured by properties consist of the following:
Bank notes payable, cross-collateralized by secured deeds of trust, bearing interest at 7.10% with monthly principal and interest payments of $391, due in August 2009	$51,819	$52,794
Bank notes payable, cross-collateralized by a secured mortgage and deeds of trust, bearing interest at 8.17% with monthly principal and interest payments of $404, due in January 2007	50,178	50,830
Bank notes payable, cross-collateralized by secured deeds of trust, bearing interest at 7.75% with monthly principal and interest payments of $373, due in June 2009	49,400	49,954
Bank notes payable, cross-collateralized by secured deeds of trust, bearing interest at 7.13%, 6.76% and 7.10% with monthly principal and interest payments of $278, due in January 2012	40,945	41,388
Bank notes payable, cross-collateralized by secured deeds of trust, bearing interest at 7.21% with monthly principal and interest payments of $252, due in July 2006	31,689	32,401
Bank note payable, secured by a deed of trust, bearing interest at 7.72% with monthly principal and interest payments of $190, due in January 2010	25,198	25,515
Bank note payable, secured by a deed of trust, bearing interest at 7.38% with monthly principal and interest payments of $132, due in June 2009	16,302	16,664
Bank note payable, cross-collateralized by secured deeds of trust, bearing interest at 8.73% with monthly principal and interest payments of $144, due in February 2007 (a)	15,535	15,863
Bank note payable, secured by a deed of trust, bearing interest at 8.10% with monthly principal and interest payments of $94, due in August 2007	11,747	11,921
Bank note payable, secured by a deed of trust, bearing interest at 7.20% with monthly principal and interest payments of $86, due in September 2011 (b)	11,639	—
Bank note payable, secured by a deed of trust, bearing interest at 7.80% with monthly principal and interest payments of $107, due in December 2005	8,020	8,652
Bank note payable, secured by a deed of trust, bearing interest at 7.65% with monthly principal and interest payments of $54, due in October 2012 (c)	7,022	7,131
Bank note payable, secured by a deed of trust, bearing interest at 7.68% with monthly principal and interest payments of $51, due in August 2011	6,948	7,013
Bank note payable, secured by a deed of trust, bearing interest at 8.30% with monthly principal and interest payments of $39, due in October 2009	4,985	5,033
Bank note payable, secured by a deed of trust, bearing interest at 7.20% with monthly principal and interest payments of $34, due in September 2011 (d)	4,597	—
Bank note payable, secured by a deed of trust, bearing interest at 7.61% with monthly principal and interest payments of $80, due in May 2004 and repaid in 2004	—	8,833
Bank note payable, secured by a deed of trust, bearing interest at 7.00% with monthly principal and interest payments of $32, due in March 2004 and repaid in 2004	—	4,159
Floating rate tax-exempt certificates of participation – interest only at effective rate of 1.99%; maturing November 2015; non-recourse	6,000	6,000

	342,024	344,151
Unamortized note payable premiums	1,712	926

	$343,736	$345,077

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

5. Indebtedness (continued)

(a)	Excludes unamortized note payable premium of $477 and $688 at December 31, 2004 and 2003, respectively.

(b)	Excludes unamortized note payable premium of $731 and $0 at December 31, 2004 and 2003, respectively.

(c)	Excludes unamortized note payable premium of $215 and $238 at December 31, 2004 and 2003, respectively.

(d)	Excludes unamortized note payable premium of $289 and $0 at December 31, 2004 and 2003, respectively.

The net carrying value of properties secured by these notes payable is $492,736,000 and $490,394,000 at December 31, 2004 and 2003, respectively.

Principal payments under notes payable and other are due as follows:

2005	$13,428
2006	35,936
2007	78,710
2008	4,180
2009	114,816
2010 and subsequent	94,954

$342,024

(b)	Line of credit payable

In September 2004, the Company entered into an amended and restated unsecured $300,000,000 revolving credit facility which bears interest, at the Company’s option, at either LIBOR plus 0.65% or a reference rate and expires in March 2007. At December 31, 2004 and 2003, the amount drawn on this line of credit was $113,000,000 and $48,250,000, respectively, and the interest rate was 3.18% and 1.86%, respectively. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. The Company at its sole option may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2008, assuming satisfaction of certain conditions. The Company believes it is in compliance with all covenants contained in the revolving credit facility agreement.

(c)	Senior notes

In February 2004, the Company repaid $50,000,000 in aggregate principal amount of 7.88% senior notes on the original maturity date of the notes. The Company borrowed on its line of credit to fund the repayment.

In May 2004, the Company issued $50,000,000 in aggregate principal amount of 5.95% senior notes due June 2014. The Company sold these notes at 99.182% of the principal amount. In July 2004, the Company issued an additional $50,000,000 in aggregate principal amount of the 5.95% senior notes due June 2014. The Company sold these notes at 101.586% of the principal amount. The net proceeds from the offerings were used to repay borrowings under its line of credit.

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

Unamortized senior note premiums and discounts, net, were $710,000 and $1,292,000 for the years ended December 31, 2004 and 2003, respectively.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

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

The carrying amounts of notes receivable with balances of $4,679,000 and $5,060,000 at December 31, 2004 and 2003, respectively, approximate fair values because of the short-term nature of these instruments.

It was not practicable to estimate the fair value of a note receivable with a balance of $339,000 and $454,000 at December 31, 2004 and 2003, respectively, due to the uncertainty of the timing of repayment.

The fair value of notes receivable with balances of $2,493,000 at December 31, 2004 and a note receivable with a balance of $2,330,000 at December 31, 2003, approximates the carrying amounts based on market rates for the same or other instruments with similar risk, security and remaining maturities.

(c)	Notes payable, line of credit and senior notes payable

The fair value of fixed-rate notes payable and senior notes payable is $894,688,000 which approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

The fair value of our variable-rate line of credit approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

7.	Sale of real estate

The Company recorded a gain on sale of real estate of $8,245,000 during the year ended December 31, 2004. The gain is included in discontinued operations and relates to the sale of three shopping centers. The total sales proceeds for these sales of $25,925,000 were received in cash and one short-term note, which was paid off prior to December 31, 2004. The Company also sold a parcel of land during the year ended December 31, 2004 and recorded an impairment loss of $642,000 related to this sale. The total sale proceeds of $2,104,000 for this land sale were received in cash.

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

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

8. Stock plans

In August 1997, the Company established the 1997 Stock Option and Incentive Plan (the “1997 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 1997 Plan authorizes up to 1,620,000 shares of authorized but unissued common stock. In March 2000, the Company established the 2000 Stock Incentive Plan (the “2000 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 2000 Plan authorizes up to 489,971 shares of authorized but unissued common stock and was approved by the Company’s stockholders. In November 2000, the number of shares available for grant pursuant to the 2000 Plan was increased to 1,786,695 shares upon approval by the Company’s stockholders. During 2003 the number of shares available for grant pursuant to the 2000 Plan was increased by 668,832 shares to 2,455,527 shares upon approval by the Company’s stockholders. At December 31, 2004, there were 1,259,970 additional shares available for grant under the 1997 Plan and the 2000 Plan.

(a)	Stock options

Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The stock options have seven-year terms and vest 33 1/3% per year over three years from the date of grant, except for the options granted to the independent directors which vest 33 1/3% immediately, with the remainder vesting ratably over two years.

No stock options were granted during 2004 and 2003. The per share weighted average fair value of stock options granted during 2002 was $3.42, on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

2002
Expected distribution yield	5.10%
Risk-free interest rate	3.00%
Expected volatility	20.59%
Expected life (years)	7.0

The Company applied APB Opinion No. 25 in accounting for the 1997 Plan and 2000 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Stock option activity during the periods presented is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2001	1,400,483	$20.4240
Granted	213,500	$30.4200
Exercised	(928,372)	$20.0178
Forfeited	(9,332)	$21.5500

Balance at December 31, 2002	676,279	$24.1264
Exercised	(364,697)	$22.7159

Balance at December 31, 2003	311,582	$25.7773
Expired	(68)	$19.5000
Exercised	(194,761)	$24.6088

Balance at December 31, 2004	116,753	$27.7303

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

8. Stock plans (continued)

At December 31, 2004 three stock option grants had shares outstanding as follows:

	1998	2001	2002
Granted options outstanding	2,500	33,084	81,169
Exercise price	$22.1875	$21.55	$30.42
Remaining contractual life in years	0.3	3.3	4.3
Options exercisable	2,500	33,084	9,988
Options unexercisable	—	—	71,181

(b)	Restricted stock and stock grants

During 2004, the Company granted 36,250 shares of restricted stock to certain officers and key employees pursuant to the 2000 Plan. The restricted shares vest over three years from the date of grant. During 2004, the Company granted 8,000 shares of restricted stock to four independent directors of the Board pursuant to the 2000 Plan. The restricted shares vest over three years from the date of grant. During 2004, the Company granted 1,000 shares of stock and 2,000 shares of restricted stock to one independent director pursuant to the 2000 Plan. The restricted shares vest over two years from the date of grant. Compensation expense for the stock grant and the portion of restricted stock grants that vested during 2004 of $3,827,000 has been recognized in general and administrative expenses. Compensation expense related to these grants and the grants from 2003, 2002 and 2001 to be recognized in future periods is $7,093,000 at December 31, 2004.

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

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

9. Income taxes

As discussed in Note 2(g), the Company elected to be taxed as a REIT, effective April 16, 1997. Management believes that the Company qualified and management’s intent is to continue to qualify as a REIT and therefore does not expect the Company will be liable for income taxes at the federal level or in most states in future years. Accordingly, for the years ended December 31, 2004, 2003 and 2002, no provision was recorded for federal or substantially all state income taxes.

In connection with its election to be taxed as a REIT, the Company also elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions in the ten-year period following conversion. Such net unrealized gains were approximately $72,000,000 at December 31, 2004. Management believes that the Company will not be required to make payments of income taxes on $47,000,000 of built-in gains during the ten-year period ending December 31, 2007, or on $25,000,000 of built-in gains during the ten-year period ending December 31, 2012. It is the intent of the Company, and the Company has the ability to defer asset dispositions to periods when related gains will not be subject to the built-in gains income taxes or otherwise to defer the recognition of the built-in gains. However, it may be necessary to recognize a liability for such income taxes in the future if management’s plans and intentions with respect to asset dispositions, or the related tax laws, change.

The following unaudited table reconciles the Company’s book net income to REIT taxable income before dividends paid deduction:

	For the years ended December 31,
	2004 Estimate	2003 Actual	2002 Actual
Book net income	$101,989	$104,436	$77,652
Less: Differences between book and tax net income for REIT subsidiaries	(4,604)	(5,076)	(1,977)

	97,385	99,360	75,675
Add: Book depreciation and amortization (a)	48,360	29,604	28,717
Less: Tax depreciation and amortization	(39,214)	(28,227)	(26,136)
Less: Straight-line rent adjustments	(4,136)	(1,902)	(2,193)
Book/tax difference on gains/losses from capital transactions	(7,599)	(8,407)	(8,702)
Stock option expense	(2,131)	(5,648)	(6,886)
Other book/tax differences, net	5,684	(1,276)	98

Taxable ordinary income before adjustments	98,349	83,504	60,573
Less: Other adjustments (b)	(6,097)	(7,253)	—

REIT taxable income before net operating loss and dividends paid deduction	$92,252	$76,251	$60,573

(a)	Includes depreciation of properties in discontinued operations (see Note 3).

(b)	Based on other adjustments permitted by the Internal Revenue Code.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

9. Income taxes (continued)

The Company pays distributions quarterly to the stockholders. The following presents the federal income tax characterization of distributions paid or deemed to be paid to stockholders:

	For the years ended December 31,
	2004		2003		2002
Ordinary income	$2.15	99.24%	$1.31	64.61%	$1.90	100.00%
Return of capital	—	—	0.62	30.67	—	—
Capital gain distribution	0.02	0.76	0.10	4.72	—	—

	$2.17	100.00%	$2.03	100.00%	$1.90	100.00%

10. Future lease revenue

Total future minimum lease receipts due under noncancellable operating tenant leases in effect at December 31, 2004 are as follows:

2005	$221,146
2006	197,699
2007	168,447
2008	139,261
2009	111,122
2010 and subsequent	430,777

$1,268,452

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

(b) The Company had no notes receivable due from executive officers at December 31, 2004 and 2003. However, during 2003, two notes for $165,000 were repaid and one note for $66,000 was forgiven as a component of annual compensation which is included in general and administrative expenses.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

12. Employee benefit plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan as defined by the Internal Revenue Code. The employee benefit plan, sponsored by the Company, allows eligible employees to defer a percentage of compensation on a pre-tax basis up to a maximum of $13,000, $12,000 and $11,000 in 2004, 2003 and 2002, respectively. Employees over 50 years of age were able to add an additional $3,000, $2,000 and $1,000 in 2004, 2003 and 2002, respectively. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management’s discretion, may match employee contributions. The Company’s cost for the years ended December 31, 2004, 2003 and 2002 was approximately $98,000, 92,000 and $77,000, respectively.

13. Commitments and contingencies

(a) The Company has entered into construction contracts and also leases certain real estate and office equipment under operating leases expiring at various dates through 2059. Rental expense was $2,038,000, $1,782,000 and $348,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Committed amounts under construction contracts due in 2005 totaled approximately $5,034,000. Committed amounts under construction contracts and minimum rentals under noncancellable operating leases in effect at December 31, 2004 were as follows:

2005	$6,600,000
2006	1,311,000
2007	1,308,000
2008	1,328,000
2009	1,199,000
2010 and subsequent	19,610,000

$31,356,000

(b) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the consolidated financial statements taken as a whole.

(c) The Company acquired a land parcel in Northern California in July of 2004 with the intent to build a retail shopping center. At December 31, 2004, the projected development costs for the project had not yet been determined.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

14. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on December 31, 2004 the amount payable to the limited partner is estimated to be $2,977,000.

The Company is a general partner in a general partnership and a limited partnership which collectively own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnership occurred on December 31, 2004, the amounts payable to the other general partner and the limited partner are estimated to be $9,890,000.

15. Segment reporting

The Company operates in one industry segment – real estate ownership, management and development. As of December 31, 2004 and 2003, the Company owned 133 and 130 community shopping centers, respectively, primarily located in the Western United States (see Note 1). Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. Therefore, the Company defines operating segments as individual properties with no segment representing more than 10% of the net operating income of the Company. No single tenant accounts for 10% or more of rental revenue and none of the shopping centers are located in a foreign country.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Tabular amounts are in thousands, except unit, option and share data)

16. Quarterly financial data (unaudited)

The following summarizes the condensed quarterly financial information for the Company:

	Quarters ended 2004
	December 31	September 30	June 30	March 31
Revenue	$76,796	$73,525	$70,320	$68,795
Expenses	52,206	50,307	47,079	45,123

Income from continuing operations before minority interests and discontinued operations	24,590	23,218	23,241	23,672
Minority interests	(465)	(592)	(651)	(631)
Discontinued operations	—	8,400	512	695

Net income	$24,125	$31,026	$23,102	$23,736

Basic earnings per share:
Income from continuing operations	$0.60	$0.56	$0.56	$0.58
Discontinued operations	$—	$0.21	$0.02	$0.01
Net income	$0.60	$0.77	$0.58	$0.59
Diluted earnings per share:
Income from continuing operations	$0.59	$0.56	$0.56	$0.58
Discontinued operations	$—	$0.20	$0.01	$0.01
Net income	$0.59	$0.76	$0.57	$0.59

	Quarters ended 2003
	December 31	September 30	June 30	March 31
Revenue	$67,734	$67,201	$65,413	$61,238
Expenses	43,799	42,854	43,058	42,346

Income from continuing operations before minority interests and discontinued operations	23,935	24,347	22,355	18,892
Minority interests	(871)	(463)	(260)	(860)
Discontinued operations	3,049	642	6,087	7,583

Net income	$26,113	$24,526	$28,182	$25,615

Basic earnings per share:
Income from continuing operations	$0.58	$0.60	$0.56	$0.47
Discontinued operations	$0.07	$0.01	$0.15	$0.19
Net income	$0.65	$0.61	$0.71	$0.66
Diluted earnings per share:
Income from continuing operations	$0.58	$0.60	$0.54	$0.47
Discontinued operations	$0.07	$0.01	$0.15	$0.19
Net income	$0.65	$0.61	$0.69	$0.66

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2004

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements(2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:
Albany Plaza Albany, OR	$—	$1,525	$4,606	$—	$1,633	$—	$1,525	$6,239	$7,764	$1,189	1999	(A)
Anaheim Plaza Anaheim, CA	—	12,390	37,170	—	196	—	12,390	37,366	49,756	697	2004	(A)
Angels Camp Town Center Angels Camp, CA	—	1,153	3,485	—	76	—	1,153	3,561	4,714	382	2000	(A)
Auburn North Auburn, WA	—	2,275	6,876	—	2,830	—	2,275	9,706	11,981	1,944	1999	(A)
Bear Creek Plaza Medford, OR	—	3,275	10,076	—	1,380	—	3,275	11,456	14,731	2,433	1998	(A)
Bel Air Village Shopping Center Elk Grove, CA	12,370	4,606	13,817	—	—	—	4,606	13,817	18,423	—	2004	(A)
Bixby Hacienda Hacienda Heights, CA	—	6,859	16,012	3	142	—	6,862	16,154	23,016	1,146	2002	(A)
Blaine International Center Blaine, WA	—	1,951	5,255	—	75	—	1,951	5,330	7,281	587	2000	(A)
Blossom Valley Turlock, CA	—	2,494	7,483	—	171	—	2,494	7,654	10,148	799	2000	(A)
Brookhurst Anaheim, CA	—	6,152	14,359	—	1,034	—	6,152	15,393	21,545	1,293	2001	(A)
Brookvale Center Fremont, CA	—	3,161	9,555	18	963	—	3,179	10,518	13,697	2,100	1997	(A)
Cable Park Orangevale, CA	—	3,043	9,192	—	113	—	3,043	9,305	12,348	1,158	1999	(A)
Canal Farms Las Brunos, CA	—	1,577	4,728	—	54	—	1,577	4,782	6,359	524	2000	(A)
Canby Square Canby, OR	—	2,503	7,517	33	1,672	—	2,536	9,189	11,725	669	2001	(A)
Canyon Ridge Plaza Kent, WA	—	2,905	—	(1)	8,195	—	2,904	8,195	11,099	2,142	1992 1995	(A) (C)
Canyon Square Plaza Santa Clarita, CA	—	2,725	8,327	—	105	—	2,725	8,432	11,157	1,177	1999	(A)
Caughlin Ranch Reno, NV	—	2,284	6,853	—	1,172	—	2,284	8,025	10,309	867	2000	(A)
Century Center Modesto, CA	—	4,780	14,337	—	752	—	4,780	15,089	19,869	1,685	2000	(A)
Cheyenne Commons Las Vegas, NV	—	8,540	27,937	—	2,268	—	8,540	30,205	38,745	7,708	1995	(A)
Chico Crossroads Chico, CA	—	3,600	17,071	—	6,949	—	3,600	24,020	27,620	3,778	1997	(A)
Chino Town Square Chino, CA	25,198	8,801	10,466	12,290	16,133	—	21,091	26,599	47,690	7,281	1992	(A)
Claremont Village Everett, WA	—	2,320	7,035	—	307	—	2,320	7,342	9,662	1,468	1997	(A)
Cobblestone Redding, CA	—	1,869	5,609	—	240	—	1,869	5,849	7,718	654	2000	(A)
Commonwealth Square Folsom, CA	—	4,425	13,274	—	233	—	4,425	13,507	17,932	1,434	2000	(A)
Country Club Center Rio Rancho, NM	3,055	566	1,518	—	1,890	—	566	3,408	3,974	1,488	1992	(A)
Country Fair Shopping Center Chino, CA	—	6,113	14,263	—	321	—	6,113	14,584	20,697	768	2003	(A)
Country Gables Granite Bay, CA	—	4,622	10,806	—	177	—	4,622	10,983	15,605	1,190	2000	(A)
Creekside Center Hayward, CA	—	1,500	4,545	—	612	—	1,500	5,157	6,657	876	1998	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2004

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:
Date Palm Cathedral City, CA	—	1,750	5,241	—	51	—	1,750	5,292	7,042	260	2003	(A)
Decatur Meadows Las Vegas, NV	—	2,752	6,424	—	279	—	2,752	6,703	9,455	599	2002	(A)
Del Norte Plaza Escondido, CA	16,302	9,972	23,268	—	182	—	9,972	23,450	33,422	1,048	2003	(A)
Dublin Retail Center Dublin, CA	—	4,063	12,160	—	290	—	4,063	12,450	16,513	1,017	2000	(A)
Eagle Station Carson City, NV	—	2,455	7,363	—	141	—	2,455	7,504	9,959	804	2000	(A)
East Burnside Portland, OR	—	1,583	3,695	21	211	—	1,604	3,906	5,510	467	2000	(A)
Eastridge Plaza Porterville, CA	—	1,170	3,513	—	34	—	1,170	3,547	4,717	364	2000	(A)
El Camino North Oceanside, CA	—	15,722	36,623	—	12,737	—	15,722	49,360	65,082	2,251	2003	(A)
Elko Junction Elko, NV	—	3,274	9,822	—	44	—	3,274	9,866	13,140	1,038	2000	(A)
Elverta Crossing Sacramento, CA	—	3,080	9,236	—	130	—	3,080	9,366	12,446	1,003	2000	(A)
Emerald Place Dublin, CA	—	9,003	—	—	479	—	9,003	479	9,482	—	2004	(A)
Encinitas Marketplace Encinitas, CA	—	3,529	8,281	—	701	—	3,529	8,982	12,511	1,353	2000	(A)
Fairmont Shopping Center Fairmont, CA	—	3,420	8,023	—	288	—	3,420	8,311	11,731	1,754	1997	(A)
Fashion Faire San Leandro, CA	—	2,863	8,695	—	678	—	2,863	9,373	12,236	1,575	1998	(A)
Fire Mountain Oceanside, CA	11,521	5,155	12,029	—	165	—	5,155	12,194	17,349	597	2003	(A)
Foothill Marketplace Rancho Cucamonga, CA	—	9,962	29,885	—	19	—	9,962	29,904	39,866	312	2004	(A)
Foothillls Park Place Phoenix, AZ	—	1,590	3,710	—	—	—	1,590	3,710	5,300	186	2003	(A)
Frontier Village Shopping Center Lake Stevens, WA	—	6,258	14,573	—	3,020	—	6,258	17,593	23,851	808	2003	(A)
Fullerton Town Center Fullerton, CA	—	10,192	23,617	—	623	—	10,192	24,240	34,432	1,194	2003	(A)
Gardena Gateway Center Gardena, CA	6,555	2,778	6,471	—	48	—	2,778	6,519	9,297	317	2003	(A)
Garrison Square Vancouver, WA	—	1,462	4,391	44	1,261	—	1,506	5,652	7,158	406	2001	(A)
Gateway Shopping Center Mill Creek, WA	—	3,938	12,032	—	89	—	3,938	12,121	16,059	1,143	2000	(A)
Glen Cove Center Vallejo, CA	—	1,925	5,807	—	26	—	1,925	5,833	7,758	920	1998	(A)
Glenbrook Center Sacramento, CA	—	1,538	3,588	—	1,509	—	1,538	5,097	6,635	624	2000	(A)
Gordon Ranch Chino Hills, CA	—	5,623	13,120	—	348	—	5,623	13,468	19,091	791	2002	(A)
Granary Square Valencia, CA	—	5,479	12,835	—	434	—	5,479	13,269	18,748	1,543	2000	(A)
Green Valley Town & Country Henderson, NV	—	4,096	12,343	—	213	—	4,096	12,556	16,652	2,373	1997	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2004

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:
Gresham Town Fair Gresham, OR	15,960	6,471	15,078	—	199	—	6,471	15,277	21,748	751	2003	(A)
Heritage Park Suison City, CA	—	3,449	10,348	—	1,528	—	3,449	11,876	15,325	1,150	2000	(A)
Heritage Place Tulare, CA	—	2,098	6,298	—	50	—	2,098	6,348	8,446	676	2000	(A)
Hermiston Plaza Hermiston, OR	—	1,930	6,145	—	1,260	—	1,930	7,405	9,335	1,365	1998	(A)
Hood River Center Hood River, OR	—	1,169	3,699	—	3,274	—	1,169	6,973	8,142	1,241	1998	(A)
Kenneth Hahn Plaza Los Angeles, CA	6,000	3,115	7,267	—	161	—	3,115	7,428	10,543	371	2003	(A)
Kmart Center Sacramento, CA	—	1,130	3,392	—	171	—	1,130	3,563	4,693	453	2000	(A)
La Verne Towne Center Trust La Verne, CA	—	3,477	7,980	—	183	—	3,477	8,163	11,640	412	2003	(A)
Laguna Park Village Elk Grove, CA	4,886	2,022	6,066	—	9	—	2,022	6,075	8,097	—	2004	(A)
Laguna Village Sacramento, CA	—	3,448	20	—	18,377	—	3,448	18,397	21,845	4,884	1992 1996/97	(A) (C)
Lakewood Shopping Center Lakewood, CA	—	2,363	7,141	—	53	—	2,363	7,194	9,557	1,379	1997	(A)
Lakewood Plaza Bellflower, CA	—	2,538	5,921	—	20	—	2,538	5,941	8,479	290	2003	(A)
Lakewood Village Windsor, CA	—	5,347	12,476	—	115	—	5,347	12,591	17,938	1,342	2000	(A)
Larwin Square Tustin, CA	—	8,617	20,104	51	674	—	8,668	20,778	29,446	1,095	2002	(A)
Loma Square San Diego, CA	17,623	10,135	23,649	—	90	—	10,135	23,739	33,874	1,150	2003	(A)
Manteca Marketplace Manteca, CA	—	3,904	11,908	—	714	—	3,904	12,622	16,526	2,298	1998	(A)
Marina Village Huntington Beach, CA	—	3,531	10,660	15	670	—	3,546	11,330	14,876	1,846	1999	(A)
Maysville Marketsquare Maysville, KY	4,999	3,435	2,001	(386)	3,980	—	3,049	5,981	9,030	1,856	1992 1993	(A) (C)
Medford Center Medford, OR	—	8,369	19,527	—	2,905	—	8,369	22,432	30,801	986	2003	(A)
Melrose Village Vista, CA	8,491	5,125	11,621	—	175	—	5,125	11,796	16,921	3,215	1999	(A)
Memphis Retail Center Memphis, TN	—	1,204	3,784	—	(46)	—	1,204	3,738	4,942	1,219	1992	(A)
Menlo Park Portland, OR	—	3,056	7,134	44	1,605	—	3,100	8,739	11,839	959	2000	(A)
Milwaukie Marketplace Milwaukie, OR	—	3,184	9,717	—	633	—	3,184	10,350	13,534	2,042	1998	(A)
Mineral King Plaza Visalia, CA	—	1,506	3,505	—	160	—	1,506	3,665	5,171	176	2003	(A)
Mira Loma Shopping Center Reno, NV	—	1,925	5,810	—	1,416	—	1,925	7,226	9,151	1,067	1998	(A)
Mission Ridge Plaza Manteca, CA	—	2,880	8,640	—	11	—	2,880	8,651	11,531	894	2000	(A)
Monterey Plaza San Jose, CA	16,107	7,688	18,692	14	432	—	7,702	19,124	26,826	3,787	1997	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2004

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1)(2)(3)
PROPERTIES:
Mountain Square Upland, CA	23,883	8,902	20,666	—	294	—	8,902	20,960	29,862	1,009	2003	(A)
North County Plaza Carlsbad, CA	—	5,899	13,765	—	364	—	5,899	14,129	20,028	699	2003	(A)
North Mountain Village Phoenix, AZ	6,948	2,058	6,173	—	69	—	2,058	6,242	8,300	326	2003	(A)
Northridge Plaza Fair Oaks, CA	—	1,658	4,977	—	205	—	1,658	5,182	6,840	605	2000	(A)
Oceanside Crossing Oceanside, CA	—	1,667	3,890	—	333	—	1,667	4,223	5,890	209	2003	(A)
Olympia Place Walnut Creek, CA	—	8,559	10,041	(38)	26,920	—	8,521	36,961	45,482	945	2000	(A)
Olympia Square Olympia, WA	13,146	3,737	11,580	—	1,192	—	3,737	12,772	16,509	5,033	1992	(A)
Olympia West Center Olympia, WA	—	2,736	8,278	—	211	—	2,736	8,489	11,225	1,648	1997	(A)
Oregon City Shopping Center Oregon City, OR	8,967	4,426	13,424	—	3,417	—	4,426	16,841	21,267	2,484	1998	(A)
Oregon Trail Gresham, OR	—	3,593	11,501	—	2,834	—	3,593	14,335	17,928	2,648	1998	(A)
Pacific Commons Shopping Center Spanaway, WA	—	3,419	10,307	—	113	—	3,419	10,420	13,839	1,737	1998	(A)
Palmdale Center Palmdale, CA	—	1,150	3,509	—	221	—	1,150	3,730	4,880	796	1997	(A)
Palomar Village Shopping Center Temecula, CA	—	6,992	20,227	—	—	—	6,992	20,227	27,219	22	2004	(A)
Panther Lake Shopping Center Kent, WA	—	1,950	5,901	—	302	—	1,950	6,203	8,153	1,201	1998	(A)
Park Place Vallejo, CA	—	4,020	9,381	—	98	—	4,020	9,479	13,499	993	2000	(A)
Pavilions Place Westminster, CA	—	12,071	28,166	17	333	—	12,088	28,499	40,587	1,143	2003	(A)
Pine Creek Shopping Center Grass Valley, CA	—	5,000	15,001	—	1,189	—	5,000	16,190	21,190	1,674	2000	(A)
Pioneer Plaza Springfield, OR	—	1,864	5,707	—	55	—	1,864	5,762	7,626	996	1998	(A)
Plaza 580 Livermore, CA	—	4,010	12,031	—	284	—	4,010	12,315	16,325	1,335	2000	(A)
Powell Valley Junction Gresham, OR	—	1,546	4,747	—	1,590	—	1,546	6,337	7,883	995	1998	(A)
Rainbow Promenade Las Vegas, NV	18,108	9,381	21,933	(15)	183	—	9,366	22,116	31,482	4,107	1997	(A)
Rancho Las Palmas Rancho Mirage, CA	11,747	5,025	15,233	—	1,262	—	5,025	16,495	21,520	2,362	1999	(A)
Rheem Valley Moraga, CA	—	4,518	10,523	—	683	—	4,518	11,206	15,724	604	2003	(A)
Rockwood Plaza Gresham, OR	—	1,179	3,540	18	1,274	—	1,197	4,814	6,011	786	2000	(A)
Sahara Pavilion North Las Vegas, NV	28,977	11,925	28,652	(10)	858	—	11,915	29,510	41,425	10,563	1992	(A)
Sahara Pavilion South Las Vegas, NV	—	4,833	12,988	—	1,953	—	4,833	14,941	19,774	5,591	1992	(A)
San Dimas Market Place San Dimas, CA	13,581	5,699	17,315	—	168	—	5,699	17,483	23,182	3,050	1998	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2004

(In thousands)

Description	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs			Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
		Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)
PROPERTIES:
Sandy Marketplace Sandy, OR	4,163	2,047	6,132	—	435	—	2,047	6,567	8,614	1,148	1998	(A)
Shops at Bakersfield Bakersfield, CA	—	59	178	—	—	—	59	178	237	9	2003	(A)
Shops at Lincoln School Modesto, CA	—	1,672	5,069	—	153	—	1,672	5,222	6,894	691	1999	(A)
Silverdale Shopping Center Silverdale, WA	5,541	2,048	4,652	—	112	—	2,048	4,764	6,812	236	2003	(A)
Sky Park Plaza Chico, CA	—	3,566	10,700	—	1,697	—	3,566	12,397	15,963	1,138	2000	(A)
Southern Palms Tempe, AZ	—	3,661	10,983	—	1,024	—	3,661	12,007	15,668	612	2003	(A)
Southgate Center Milwaukie, OR	2,882	1,423	4,319	—	509	—	1,423	4,828	6,251	727	1998	(A)
Southpointe Plaza Sacramento, CA	9,263	2,194	5,100	—	531	—	2,194	5,631	7,825	289	2003	(A)
Sunset Esplanade Hillsboro, OR	—	8,610	20,090	—	66	—	8,610	20,156	28,766	1,432	2002	(A)
Sunset Mall Portland, OR	7,237	2,996	9,089	(14)	180	—	2,982	9,269	12,251	1,466	1998	(A)
Sunset Square Bellingham, WA	—	6,100	18,647	(7)	2,614	—	6,093	21,261	27,354	7,995	1992	(A)
Sycamore Plaza Anaheim, CA	—	1,856	5,589	—	147	—	1,856	5,736	7,592	639	2000	(A)
Tacoma Central Tacoma, WA	8,020	5,314	16,219	—	589	—	5,314	16,808	22,122	3,135	1997	(A)
Tanasbourne Village Hillsboro, OR	17,349	5,573	13,861	—	1,088	—	5,573	14,949	20,522	5,047	1992	(A)
Tustin Heights Tustin, CA	9,871	3,675	11,089	—	934	—	3,675	12,023	15,698	1,993	1997	(A)
Ukiah Crossroads Ukiah, CA	—	1,869	5,609	—	20	—	1,869	5,629	7,498	592	2000	(A)
Vermont Slauson Shopping Center Los Angeles, CA	—	5,231	12,143	—	17	—	5,231	12,160	17,391	557	2003	(A)
Victorian Walk Fresno, CA	—	1,676	5,025	—	386	—	1,676	5,411	7,087	687	2000	(A)
Vineyard Village Ontario, CA	—	2,767	6,411	—	(371)	—	2,767	6,040	8,807	1,406	1994/96	(A)
Vineyard Village East Ontario, CA	—	648	2,720	1	317	—	649	3,037	3,686	908	1994	(A)
Vineyards Marketplace Rancho Cucamonga, CA	4,986	2,072	4,835	—	57	—	2,072	4,892	6,964	234	2003	(A)
West Town Winnemucca, NV	—	1,085	3,258	—	28	—	1,085	3,286	4,371	342	2000	(A)
Winterwood Pavilion Las Vegas, NV	—	4,573	13,015	—	1,464	—	4,573	14,479	19,052	5,484	1992	(A)
Yreka Junction Yreka, CA	—	2,436	7,304	—	12	—	2,436	7,316	9,752	765	2000	(A)
Pan Pacific Retail Properties redemption of operating subsidiary units	—	—	—	—	—	3,565	—	—	3,565	—	2004	(A)

	$343,736	$536,730	$1,368,993	$12,098	$170,926	$3,565	$548,828	$1,539,919	$2,092,312	$200,181

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2004

(In thousands)

Notes:

(1)	The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $1,933,621 as of December 31, 2004.

(2)	Net of write-offs of fully depreciated assets.

(3)	The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 2002 through December 31, 2004:

	For the years ended December 31,
Cost of properties	2004	2003	2002
Balance, beginning of year	$1,934,343	$1,431,090	$1,331,951
Additions (acquisition, improvements, etc.)	179,198	725,670	130,425
Interest capitalized	567	4,507	1,796
Deductions (write-off of tenant improvements, cost of real estate sold and provision for loss on impairment)	(21,796)	(226,924)	(33,082)

Balance, end of year	$2,092,312	$1,934,343	$1,431,090

	For the years ended December 31,
Accumulated depreciation and amortization	2004	2003	2002

Balance, beginning of year	$160,449	$125,057	$98,762
Additions (depreciation and amortization expense)	42,157	37,838	28,526
Deductions (write-off of accumulated depreciation of tenant improvements and cost of real estate sold)	(2,425)	(2,446)	(2,231)

Balance, end of year	$200,181	$160,449	$125,057

See accompanying report of independent registered public accounting firm.