Form 10-Q
period 2005-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2005-04-29
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 27, 2005, the number of shares of the registrant’s common stock outstanding was 40,627,415.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS:

Properties, at cost:
Land	$555,447	$549,722
Buildings and improvements	1,499,171	1,482,118
Tenant improvements	60,643	60,472

	2,115,261	2,092,312
Less accumulated depreciation and amortization	(210,576)	(200,181)

	1,904,685	1,892,131

Investments in unconsolidated entities	1,453	1,387
Cash and cash equivalents	4,600	2,411
Accounts receivable (net of allowance for doubtful accounts of $3,556 and $3,892, respectively)	9,001	11,853
Accrued rent receivable (net of allowance for doubtful accounts of $3,450 and $3,306, respectively)	26,539	25,936
Notes receivable	7,452	7,511
Deferred lease commissions (net of accumulated amortization of $8,428 and $7,808, respectively)	14,815	14,188
Prepaid expenses	20,956	19,835
Other assets	21,173	20,192

	$2,010,674	$1,995,444

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Notes payable	$355,247	$343,736
Line of credit payable	112,100	113,000
Senior notes	554,332	554,290
Accounts payable, accrued expenses and other liabilities	43,439	39,205

	1,065,118	1,050,231
Minority interests	29,372	30,079

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,622,415 and 40,530,415 shares issued and outstanding, net of 1,190,999 treasury shares, at March 31, 2005 and December 31, 2004, respectively	406	405
Additional paid in capital	964,928	959,925
Deferred compensation	(11,073)	(7,093)
Accumulated deficit	(38,077)	(38,103)

	916,184	915,134

	$2,010,674	$1,995,444

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
REVENUE:
Base rent	$58,188	$52,885
Percentage rent	880	804
Recoveries from tenants	15,795	13,466
Income from unconsolidated entities	154	169
Other	1,313	1,471

	76,330	68,795

EXPENSES:
Property operating	10,444	9,597
Property taxes	6,477	5,649
Depreciation and amortization	13,845	10,860
Interest	16,632	15,250
General and administrative	4,068	3,306
Other	252	460

	51,718	45,122

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	24,612	23,673
Minority interests	(618)	(631)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	23,994	23,042
Discontinued operations	—	695

NET INCOME	$23,994	$23,737

Basic earnings per share:
Income from continuing operations	$0.59	$0.58
Discontinued operations	$—	$0.01
Net income	$0.59	$0.59

Diluted earnings per share:
Income from continuing operations	$0.59	$0.58
Discontinued operations	$—	$0.01
Net income	$0.59	$0.59

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,994	$23,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,845	10,860
Bad debt expense	255	824
Amortization of prepaid financing costs, premiums and discounts	538	345
Income from unconsolidated entities	(154)	(169)
Discontinued operations	—	(695)
Minority interests	618	631
Vesting of restricted stock	853	923
Changes in assets and liabilities:
Decrease in accounts receivable	2,701	2,760
Increase in accrued rent receivable	(707)	(870)
Increase in non-cash amounts added to notes receivable	(148)	(149)
Increase in deferred lease commissions	(1,510)	(1,295)
Increase in prepaid expenses	(1,710)	(1,715)
Increase in other assets	(654)	(2,195)
Increase in accounts payable, accrued expenses and other liabilities	4,751	2,641

Net cash provided by continuing operating activities	42,672	35,633
Operating cash from discontinued operations	—	607

Net cash provided by operating activities	42,672	36,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(11,307)	(3,916)
Funds held in escrow pending property acquisitions	—	(55,600)
Proceeds from sale of real estate	—	1,300
Intangibles recognized in connection with acquisition of property	(928)	—
Distributions and equity repayments from unconsolidated entities	88	783
Redemption of operating subsidiary units	(1,472)	(2,532)
Collections of notes receivable	207	543

Net cash used in investing activities	(13,412)	(59,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable payments	(1,531)	(14,315)
Line of credit proceeds	48,400	255,500
Line of credit payments	(49,300)	(146,000)
Repayment of senior notes	—	(50,000)
Stock issued on exercise of options	170	1,291
Distributions paid	(24,810)	(22,559)

Net cash (used in) provided by financing activities	(27,071)	23,917

INCREASE IN CASH AND CASH EQUIVALENTS	2,189	735
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,411	6,453

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,600	$7,188

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $180 and $84, respectively)	$13,510	$15,006
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$—	$3,405
Note payable assumed upon acquisition of property	$13,135	$—
Non-cash restricted stock issuance	$4,833	$2,342
Excess of cash paid over book value of operating subsidiary units redeemed	$990	$1,570

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2005 (unaudited) and December 31, 2004,

and for the three months ended March 31, 2005 and 2004 (unaudited)

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

The consolidated financial statements of the Company were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain reclassifications of 2004 amounts have been made in order to conform to the 2005 presentation. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2004, which are included in the Company’s 2004 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

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

	For the three months ended March 31,
	2005	2004
Net income as reported	$23,994	$23,737
Add: Stock-based compensation expense included in reported net income	$853	$923
Deduct: Total fair value stock-based compensation expense for all awards	$(907)	$(1,035)

Pro forma net income	$23,940	$23,625

Basic earnings per share as reported	$0.59	$0.59
Pro forma basic earnings per share	$0.59	$0.59
Diluted earnings per share as reported	$0.59	$0.59
Pro forma diluted earnings per share	$0.59	$0.58

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2005 (unaudited) and December 31, 2004,

and for the three months ended March 31, 2005 and 2004 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Stock plans

In January 2005, the Company granted 75,000 shares of restricted stock to certain officers pursuant to the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (2000 Plan). The restricted shares vest based on performance and are accounted for in accordance with variable compensation plan accounting under APB 25. For these grants, the Company will record compensation expense over the vesting period, which is determined by the Company’s estimate of the number of shares that will ultimately vest based upon actual and estimated performance in comparison to the performance targets. Additionally, the Company granted 8,000 shares of restricted stock, which vest over three years from the date of grant, to four independent directors of the Board and 2,000 shares of restricted stock, which vest over two years from the date of grant, to one independent director of the Board pursuant to the 2000 Plan. As a result of these January 2005 grants, an additional $4,874,000 was added to deferred compensation.

In January 2005, deferred compensation was reduced by $41,000 as a result of the forfeiture of 834 shares of restricted stock.

In February 2004, the Company granted 46,250 shares of restricted stock and awarded 1,000 shares of stock under the 2000 Plan. As a result, an additional $2,342,000 was added to deferred compensation.

For the three months ended March 31, 2005 and 2004, $853,000 and $920,000, respectively, was recognized as compensation expense in general and administrative expense.

3. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
Income available to common stockholders:
Basic	$23,994	$23,737
Add-back income allocated to dilutive operating subsidiary units	338	395

Diluted	$24,332	$24,132

Weighted average shares:
Basic	40,338,257	40,037,427
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	174,216	258,096
Conversion of dilutive operating subsidiary units	619,755	792,760

Diluted	41,132,228	41,088,283

For the three months ended March 31, 2005, 72,138 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive. For the three months ended March 31, 2004, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2005 (unaudited) and December 31, 2004,

and for the three months ended March 31, 2005 and 2004 (unaudited)

(Tabular amounts are in thousands, except option and share data)

4. Operating subsidiary

In March 2005, a non-managing member of Pan Pacific (Portland), LLC tendered 25,000 units in exchange for $1,472,000 cash, or $58.88 per share.

5. Discontinued operations

We report each individual property as a component for determining discontinued operations. There were no property sales during the three months ended March 31, 2005. The operations of three properties sold during 2004 were reported as income from discontinued operations in 2004. The following is a summary of our income from discontinued operations for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
Revenue	$—	$770
Gain on sale	—	178
Property operating expenses	—	(153)
Depreciation and amortization expenses	—	(100)

Discontinued operations	$—	$695

6. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on March 31, 2005, the amount payable to the limited partner is estimated to be $3,675,000.

The Company is a general partner in a general partnership and a limited partnership which together own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnership occurred on March 31, 2005, the amounts payable to the other general partner and the limited partner are estimated to be $13,112,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three months ended March 31, 2004 to separately reflect the results of discontinued operations for properties that have since been sold. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three months ended March 31, 2004. See the discussions of discontinued operations in the “Results of Operations” section below.

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

Overview

We receive income primarily from rental revenue from shopping center properties, including recoveries from tenants, offset by operating and overhead expenses. Primarily as a result of our acquisition program, the financial data shows increases in total revenue and total expenses from period to period.

During the three months ended March 31, 2005, no non-strategic assets were sold. During the three months ended March 31, 2004, one non-strategic asset was sold. The cash proceeds were used to pay down our revolving credit facility.

We expect that the more significant part of our growth in the next year or two will come from additional acquisitions of properties and rent increases from the lease-up and re-tenanting initiatives of the assets acquired during 2005 and 2004.

Results of Operations

Comparison of the Three Months ended March 31, 2005 to the Three Months ended March 31, 2004

Total revenue increased by $7,535,000, or 11.0%, to $76,330,000 for the three months ended March 31, 2005, from $68,795,000 for the three months ended March 31, 2004.

Rental revenue, which includes base rent and percentage rent, increased by $5,379,000, or 10.0%, to $59,068,000 for the three months ended March 31, 2005, from $53,689,000 for the three months ended March 31, 2004. The increase in rental revenue resulted principally from the continued lease-up of the portfolio acquired through our 2003 acquisition of Center Trust Inc. and the acquisition of five other shopping center assets in 2004.

Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by $2,329,000, or 17.3%, to $15,795,000 for the three months ended March 31, 2005, from $13,466,000 for the three months ended March 31, 2004. This increase resulted primarily from the acquisition of the Center Trust portfolio and the acquisition of the five shopping center assets in 2004. In addition, recoveries from tenants increased because recoverable expenses increased. Recoveries from tenants were 93.3% for the three months ended March 31, 2005 compared to 88.3% for the three months ended March 31, 2004. The increase in recovery percentage compared to the prior year period reflects the impact of the continued lease-up and re-leasing of the Center Trust portfolio. We expect that the recovery percentage will continue to increase slightly over time due to additional re-leasing and as occupancy rates increase for acquired assets.

Other income decreased by $158,000 to $1,313,000 for the three months ended March 31, 2005, from $1,471,000 for the three months ended March 31, 2004. The decrease resulted primarily from less termination fees in 2005 versus the comparable period in 2004.

Property operating expenses increased by $847,000, or 8.8%, to $10,444,000 for the three months ended March 31, 2005, from $9,597,000 for the three months ended March 31, 2004. The increase was primarily the result of increased common area costs, including general building expenses, parking lot expenses, security costs and cleaning costs, as well as greater insurance and legal costs. These increases were offset by a decrease in bad debt expense.

Property taxes increased by $828,000, or 14.7%, to $6,477,000 for the three months ended March 31, 2005, from $5,649,000 for the three months ended March 31, 2004. The increase in property taxes was primarily the result of the acquisition of five shopping center assets in 2004.

Depreciation and amortization increased by $2,985,000, or 27.5%, to $13,845,000 for the three months ended March 31, 2005, from $10,860,000 for the three months ended March 31, 2004. This was primarily due to depreciation and the amortization of the value of leases in place for properties acquired in 2004.

Interest expense increased by $1,382,000, or 9.1%, to $16,632,000 for the three months ended March 31, 2005, from $15,250,000 for the three months ended March 31, 2004. The increase was a result of additional amounts drawn on our revolving credit facility to finance property acquisitions during 2004. Interest expense also increased as a result of our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004 and our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004. The stated interest rate of 5.95% on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates.

General and administrative expenses increased by $762,000, or 23.0%, to $4,068,000 for the three months ended March 31, 2005, from $3,306,000 for the three months ended March 31, 2004. This increase resulted primarily from an increase in bonus compensation accruals and an increase in audit and consultants expense related to Sarbanes-Oxley 404 compliance work. As a percentage of total revenue, general and administrative expenses were 5.3% for the three months ended March 31, 2005 as compared to 4.8% for the three months ended March 31, 2004.

Other expense decreased by $208,000 to $252,000 for the three months ended March 31, 2005, from $460,000 for the three months ended March 31, 2004. The decrease resulted primarily from a one-time adjustment related to our joint venture in North Coast Health Center during the three months ended March 31, 2004.

Discontinued operations for the three months ended March 31, 2004 of $695,000 reflects the operating results of three of four non-strategic assets that were sold during 2004. Included in this amount is gain on sale of $178,000.

Cash Flows

Comparison of the Three Months ended March 31, 2004 to the Three Months ended March 31, 2004

Net cash provided by continuing operating activities increased by $7,039,000 to $42,672,000 for the three months ended March 31, 2005, as compared to $35,633,000 for the three months ended March 31, 2004. The increase was primarily the result of operating income arising from properties acquired in 2004, an increase in accounts payable, accrued expenses and other liabilities, a decrease in other assets and a decrease in discontinued operations.

Net cash used in investing activities decreased by $46,010,000 to $13,412,000 for the three months ended March 31, 2005, as compared to net cash used in investing activities of $59,422,000 for the three months ended March 31, 2004. The decrease was primarily related to funds held in escrow pending property acquisitions included in the three months ended March 31, 2004. Additionally, net cash used in investing activities for 2005 included an increase in acquisitions of and additions to properties versus the comparable period in 2004.

Net cash used in financing activities increased by $50,988,000 to $27,071,000 for the three months ended March 31, 2005, as compared to net cash provided by financing activities of $23,917,000 for the three months ended March 31, 2004. The increase primarily resulted from a decrease in line of credit proceeds and line of credit payments and a decrease in note payable payments. Additionally, there was a repayment of senior notes during the three months ended March 31, 2004.

Liquidity and Capital Resources

Our total market capitalization at March 31, 2005 was approximately $3,365,069,000, based on the market closing price of our common stock at March 31, 2005 of $56.75 per share (assuming the conversion of 670,782 operating subsidiary units to common stock) and our debt outstanding of approximately $1,021,680,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 30.4% at March 31, 2005. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In September 2004, we entered into an amended and restated $300,000,000 revolving credit facility with a maturity date of March 2007. At March 31, 2005, we had $112,100,000 drawn on our revolving credit facility leaving $187,900,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.65% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at March 31, 2005 was 3.50%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The amended and restated revolving credit facility contains certain financial and other covenants which we believe we are in compliance with at March 31, 2005.

In May 2004, we issued $50,000,000 of 5.95% senior notes due June 1, 2014. In July 2004, we issued an additional $50,000,000 of the 5.95% senior notes due June 1, 2014. The net proceeds from the offerings were used to repay borrowings under our revolving credit facility. Consistent with senior notes previously issued by us, we are bound by certain financial ratio covenants which we believe we are in compliance with at March 31, 2005.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we are not a party to any derivative financial instruments at March 31, 2005. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.5000
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.5100
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$0.5100
December 31, 2003	November 4, 2003	November 28, 2003	December 15, 2003	$0.5100
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$0.5425
June 30, 2004	May 17, 2004	May 28, 2004	June 15, 2004	$0.5425
September 30, 2004	August 4, 2004	August 27, 2004	September 15, 2004	$0.5425
December 31, 2004	November 11, 2004	November 26, 2004	December 15, 2004	$0.5425
March 31, 2005	February 17, 2005	February 25, 2005	March 15, 2005	$0.5900

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

Off-Balance Sheet Arrangements

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At March 31, 2005, the balance of the loan was $17,509,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is the only off-balance sheet financing to which we are a party.

Contractual Obligations and Contingent Liabilities

There were no material changes outside the normal course of our business in our contractual obligations and contingent liabilities from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Risk

As of March 31, 2005, we had $118,100,000 of outstanding floating rate debt under our revolving credit facility and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2005. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 6.9% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $2,010,674,000 and a market capitalization of $2,343,389,000 of our common stock and operating subsidiary units.

ITEM 4. CONTROLS AND PROCEDURES

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

10.1

First Amendment to Second Amended and Restated Employment Agreement, dated as of March 24, 2005, between Pan Pacific Retail Properties, Inc. and Jeffrey S. Stauffer (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on March 25, 2005, and incorporated herein by reference).

10.2

First Amendment to Second Amended and Restated Employment Agreement, dated as of March 24, 2005, between Pan Pacific Retail Properties, Inc. and Stuart A. Tanz (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on March 25, 2005, and incorporated herein by reference).

10.3

First Amendment to Employment Agreement, dated as of March 24, 2005, between Pan Pacific Retail Properties, Inc. and Joseph B. Tyson (previously filed as Exhibit 10.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on March 25, 2005, and incorporated herein by reference).

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

(b)	Reports on Form 8-K.

The Company filed one Current Report on Form 8-K during the quarter ended March 31, 2005. The report dated March 25, 2005 reported under Item 1.01 the Company’s execution of amended employment agreements with each of Stuart A. Tanz, Jeffrey S. Stauffer, and Joseph B. Tyson.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2005.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ Stuart A. Tanz	By:	/s/ Joseph B. Tyson
	Stuart A. Tanz		Joseph B. Tyson, CPA
	Director, Chairman, Chief Executive Officer and President		Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)