Form 10-Q
period 2005-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2005-07-28
CIK 1040454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-13243

PAN PACIFIC RETAIL PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-0752457
(State of Incorporation)	(I.R.S. Employer Identification No.)

1631-B South Melrose Drive, Vista, California (Address of Principal Executive Offices)	92081 (zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐.

As of July 26, 2005, the number of shares of the registrant’s common stock outstanding was 40,699,986.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS:	June 30, 2005	December 31, 2004
	(unaudited)
Properties, at cost:
Land	$559,578	$549,722
Buildings and improvements	1,512,623	1,482,118
Tenant improvements	64,423	60,472

	2,136,624	2,092,312
Less accumulated depreciation and amortization	(220,332)	(200,181)

	1,916,292	1,892,131
Investment in unconsolidated entity	1,442	1,387
Cash and cash equivalents	5,817	2,411
Accounts receivable (net of allowance for doubtful accounts of $2,388 and $3,892, respectively)	7,106	11,853
Accrued rent receivable (net of allowance for doubtful accounts of $3,561 and $3,306, respectively)	27,180	25,936
Notes receivable	7,383	7,511
Deferred lease commissions (net of accumulated amortization of $9,269 and $7,808, respectively)	15,162	14,188
Prepaid expenses	18,624	19,835
Other assets	22,440	20,192

	$2,021,446	$1,995,444

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Notes payable	$359,266	$343,736
Line of credit payable	121,900	113,000
Senior notes	554,375	554,290
Accounts payable, accrued expenses and other liabilities	36,615	39,205

	1,072,156	1,050,231
Minority interests	29,493	30,079

Commitments and contingencies

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,699,152 and 40,530,415 shares issued and outstanding, net of 1,190,999 treasury shares, at June 30, 2005 and December 31, 2004, respectively	407	405
Additional paid in capital	967,091	959,925
Deferred compensation	(10,029)	(7,093)
Accumulated deficit	(37,672)	(38,103)

	919,797	915,134

	$2,021,446	$1,995,444

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
REVENUE:
Base rent	$59,217	$53,989	$117,405	$106,874
Percentage rent	384	747	1,264	1,551
Recoveries from tenants	14,857	13,906	30,652	27,372
Income from unconsolidated entities	88	103	242	272
Other	1,840	1,575	3,153	3,046

	76,386	70,320	152,716	139,115

EXPENSES:
Property operating	10,119	9,397	20,563	18,994
Property taxes	6,182	5,885	12,659	11,534
Depreciation and amortization	13,910	10,873	27,755	21,733
Interest	17,088	15,139	33,720	30,389
General and administrative	3,850	3,453	7,918	6,759
Other	247	2,332	499	2,792

	51,396	47,079	103,114	92,201

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	24,990	23,241	49,602	46,914
Minority interests	(570)	(651)	(1,188)	(1,282)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	24,420	22,590	48,414	45,632
Discontinued operations	—	512	—	1,207

NET INCOME	$24,420	$23,102	$48,414	$46,839

Basic earnings per share:
Income from continuing operations	$0.60	$0.56	$1.20	$1.14
Discontinued operations	$—	$0.02	$—	$0.03
Net income	$0.60	$0.58	$1.20	$1.17

Diluted earnings per share:
Income from continuing operations	$0.60	$0.56	$1.19	$1.13
Discontinued operations	$—	$0.01	$—	$0.03
Net income	$0.60	$0.57	$1.19	$1.16

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,414	$46,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,755	21,733
Bad debt expense	434	1,043
Amortization of prepaid financing costs, premiums and discounts	547	689
Income from unconsolidated entities	(242)	(273)
Discontinued operations	—	(1,207)
Minority interests	1,188	1,282
Vesting of restricted stock	1,491	2,221
Increase due to accrued interest added to notes receivable	(297)	(299)
Changes in assets and liabilities:
Decrease in accounts receivable	4,530	4,870
Increase in accrued rent receivable	(1,461)	(1,928)
Increase in deferred lease commissions	(2,801)	(3,196)
Decrease in prepaid expenses	555	239
Increase in other assets	(132)	(2,163)
Decrease in accounts payable, accrued expenses and other liabilities	(2,501)	(4,050)

Net cash provided by continuing operating activities	77,480	65,800
Operating cash from discontinued operations	—	1,168

Net cash provided by operating activities	77,480	66,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(27,161)	(9,013)
Funds held in escrow pending property acquisitions	—	(55,600)
Proceeds from sale of real estate	—	1,300
Intangibles recognized in connection with acquisition of properties	(5,367)	—
Distributions and equity repayments from unconsolidated entities	187	2,097
Redemption of operating subsidiary units	(1,472)	(5,971)
Collections of notes receivable	425	729

Net cash used in investing activities	(33,388)	(66,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable payments	(3,052)	(15,627)
Line of credit proceeds	86,000	277,000
Line of credit payments	(77,100)	(220,750)
Repayment of senior notes	—	(50,000)
Issuance of senior notes	—	49,591
Stock issued on exercise of options	2,740	2,585
Distributions paid	(49,274)	(45,002)

Net cash used in financing activities	(40,686)	(2,203)

INCREASE IN CASH AND CASH EQUIVALENTS	3,406	(1,693)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,411	6,453

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,817	$4,760

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $369 and $196, respectively)	$34,088	$31,822

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$—	$3,405
Note payable assumed upon acquisition of property	$18,776	$—
Non-cash restricted stock issuance, net of forfeitures	$4,428	$2,342
Excess of cash paid over book value of operating subsidiary units redeemed	$990	$3,565

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 (unaudited) and December 31, 2004,

and for the three and six months ended June 30, 2005 and 2004 (unaudited)

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

The consolidated financial statements of the Company were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments consisting of primarily normal recurring accruals necessary to present a fair statement of results for the interim periods presented. Certain reclassifications of 2004 amounts have been made in order to conform to the 2005 presentation. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2004, which are included in the Company’s 2004 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

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

As a result of the disclosure requirements of the Financial Accounting Standards Board’s SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure, the following table shows the Company’s pro forma net income had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$24,420	$23,102	$48,414	$46,839
Add: Stock-based compensation expense included in reported net income	$638	$1,298	$1,491	$2,221
Deduct: Total fair value stock-based compensation expense for all awards	$(638)	$(1,355)	$(1,545)	$(2,390)

Pro forma net income	$24,420	$23,045	$48,360	$46,670

Basic earnings per share as reported	$0.60	$0.58	$1.20	$1.17
Pro forma basic earnings per share	$0.60	$0.57	$1.20	$1.16
Diluted earnings per share as reported	$0.60	$0.57	$1.19	$1.16
Pro forma diluted earnings per share	$0.60	$0.57	$1.19	$1.16

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan. The last grant of stock options occurred in 2002. The vesting of pro forma compensation expense related to all options ended effective March 31, 2005. Therefore, the disclosure of pro forma net income for the three months ended June 30, 2005 does not reflect any option-related compensation expense. All future quarters will also not reflect any option-related compensation expense under the SFAS 148 pro forma disclosure requirements unless additional stock options are granted. SFAS No. 123R is effective for the fiscal periods beginning after January 1, 2006. The adoption of this Statement will not have a material effect on the financial position or results reported by the Company.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 (unaudited) and December 31, 2004,

and for the three and six months ended June 30, 2005 and 2004 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Stock plans

In January 2005, the Company granted 75,000 shares of restricted stock to certain officers pursuant to the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (2000 Plan). The restricted shares vest based on performance and are accounted for in accordance with APB 25 and related Interpretations. Additionally, the Company granted 8,000 shares of restricted stock, which vest over three years from the date of grant, to four independent directors of the Board and 2,000 shares of restricted stock, which vest over two years from the date of grant, to one independent director of the Board pursuant to the 2000 Plan. As a result of these January 2005 grants, an additional $4,874,000 was added to deferred compensation.

During the second quarter of 2005, deferred compensation was reduced by $405,000 as a result of the forfeiture of 11,380 shares of restricted stock.

During the first quarter of 2005, deferred compensation was reduced by $41,000 as a result of the forfeiture of 834 shares of restricted stock.

In February 2004, the Company granted 46,250 shares of restricted stock and awarded 1,000 shares of stock under the 2000 Plan. As a result, an additional $2,342,000 was added to deferred compensation.

For the three and six months ended June 30, 2005, $638,000 and $1,491,000, respectively, was recognized as compensation expense in general and administrative expense. For the three and six months ended June 30, 2004, $1,298,000 and $2,218,000, respectively, was recognized in general and administrative expense.

3. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Income available to common stockholders:

Basic	$24,420	$23,102	$48,414	$46,839
Add-back income allocated to dilutive operating subsidiary units	371	328	678	805

Diluted	$24,791	$23,430	$49,092	$47,644

Weighted average shares:

Basic	40,411,211	40,153,256	40,384,731	40,106,985
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	135,447	197,136	133,765	211,230
Conversion of dilutive operating subsidiary units	670,782	619,755	619,755	773,117

Diluted	41,217,440	40,970,147	41,138,251	41,091,332

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 (unaudited) and December 31, 2004,

and for the three and six months ended June 30, 2005 and 2004 (unaudited)

(Tabular amounts are in thousands, except option and share data)

3. Earnings per share (continued)

For the three months ended June 30, 2005, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the six months ended June 30, 2005, 61,524 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

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

5. Discontinued operations

We report each individual property as a component for determining discontinued operations. There were no property sales during the three and six months ended June 30, 2005. The operations of three properties sold during 2004 were reported as income from discontinued operations during the three and six months ended June 30, 2004. The following is a summary of our income from discontinued operations for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenue	$—	$711	$—	$1,481
Gain on sale	—	—	—	178
Property operating expenses	—	(145)	—	(298)
Depreciation and amortization expenses	—	(54)	—	(154)

Discontinued operations	$—	$512	$—	$1,207

6. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on June 30, 2005, the amount payable to the limited partner is estimated to be $3,137,000.

The Company is a general partner in a general partnership and a limited partnership which together own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnerships occurred on June 30, 2005, the amounts payable to the other general partner and the limited partner are estimated to be $12,121,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three and six months ended June 30, 2004 to separately reflect the results of discontinued operations for properties that have since been sold. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three and six months ended June 30, 2004. See the discussions of discontinued operations in the “Results of Operations” section below.

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

During the six months ended June 30, 2005, three shopping center properties were acquired and no non-strategic assets were sold. During the six months ended June 30, 2004, one non-strategic asset was sold. The cash proceeds were used to pay down our revolving credit facility.

We expect that the more significant part of our growth in future years will come from additional acquisitions of properties and rent increases from the lease-up and re-tenanting initiatives of the assets acquired during 2005 and 2004.

Results of Operations

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Revenue

	For the Six Months Ended June 30,
(dollars in thousands) (unaudited)	2005	2004	Increase (Decrease)	% Increase (Decrease)
Base rent	$117,405	$106,874	$10,531	9.9%
Percentage rent	1,264	1,551	(287)	(18.5)%
Recoveries from tenants	30,652	27,372	3,280	12.0%
Income from unconsolidated entities	242	272	(30)	(11.0)%
Other	3,153	3,046	107	3.5%

Total revenue	$152,716	$139,115	$13,601	9.8%

Tenant recovery percentage	92.3%	89.7%

The net increase in rental revenue, which includes base rent and percentage rent, resulted principally from the increase in rental rates we are achieving through our leasing initiatives, from the continued lease-up of the portfolio acquired through our 2003 acquisition of Center Trust Inc. and the acquisition of three shopping center assets in 2005 and five shopping center assets in 2004.

The increase in recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, resulted primarily from the acquisition of the Center Trust portfolio and the acquisition of three shopping center assets in 2005 and five shopping center assets in 2004. In addition, recoveries from tenants increased because recoverable expenses increased. The increase in recovery percentage compared to the prior year period reflects the impact of the continued lease-up and re-leasing of the Center Trust portfolio. We expect that the recovery percentage will continue to increase slightly over time due to additional re-leasing and as occupancy rates increase for acquired assets.

Expenses

	For the Six Months Ended June 30,
(dollars in thousands) (unaudited)	2005	2004	Increase (Decrease)	% Increase (Decrease)
Property operating	$20,563	$18,994	$1,569	8.3%
Property taxes	12,659	11,534	1,125	9.8%
Depreciation and amortization	27,755	21,733	6,022	27.7%
Interest	33,720	30,389	3,331	11.0%
General and administrative	7,918	6,759	1,159	17.2%
Other	499	2,792	(2,293)	(82.1)%

Total expenses	$103,114	$92,201	$10,913	11.8%

The increase in property operating expenses was primarily due to the acquisition of three shopping center assets in 2005 and five shopping center assets in 2004 as well as general increases in common area costs, including general building expenses, cleaning costs, parking lot expenses, security costs, utilities and grounds maintenance, as well as greater insurance and legal costs. These increases were offset by a decrease in bad debt expense.

The increase in property taxes was primarily the result of the acquisition of three shopping center assets in 2005 and five shopping center assets in 2004.

The increase in depreciation and amortization was primarily due to the amortization of the value of the leases in place for properties acquired in 2004, as well as depreciation related to properties acquired in 2005 and 2004.

The increase in interest expense was a result of additional amounts drawn on our revolving credit facility to finance property acquisitions during 2005 and 2004. Interest expense also increased as a result of our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004 and our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004. The stated interest rate of 5.95% on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates.

The increase in general and administrative expenses resulted primarily from an increase in compensation costs and an increase in audit expense related to Sarbanes-Oxley 404 compliance work. As a percentage of total revenue, general and administrative expenses were 5.2% for the six months ended June 30, 2005 as compared to 4.9% for the six months ended June 30, 2004.

The decrease in other expense resulted primarily from the write down during the six months ended June 30, 2004, of a receivable related to a lawsuit we brought against insurance carriers to recover our legal and settlement expenses incurred in connection with a shareholder suit related to our acquisition of Western Properties Trust in November 2000. Additionally, the decrease is attributed to a one-time adjustment related to our joint venture in North Coast Health Center and a reserve recorded during the six months ended June 30, 2004 related to a miscellaneous note receivable. These decreases were offset by higher costs related to potential property acquisitions that we did not complete.

Discontinued operations for the six months ended June 30, 2004 of $1,207,000 reflects the operating results of three of four non-strategic assets that were sold during 2004. Included in this amount is gain on sale of $178,000.

Comparison of the Three Months ended June 30, 2005 to the Three Months ended June 30, 2004

Revenue

	For the Three Months Ended June 30,
(dollars in thousands) (unaudited)	2005	2004	Increase (Decrease)	% Increase (Decrease)
Base rent	$59,217	$53,989	$5,228	9.7%
Percentage rent	384	747	(363)	(48.6)%
Recoveries from tenants	14,857	13,906	951	6.8%
Income from unconsolidated entities	88	103	(15)	(14.6)%
Other	1,840	1,575	265	16.8%

Total revenue	$76,386	$70,320	$6,066	8.6%

Tenant recovery percentage	91.1%	91.0%

The net increase in rental revenue, which includes base rent and percentage rent, resulted principally from the increases in rental rates we are achieving through our leasing initiatives, from the continued lease-up of the portfolio acquired through our 2003 acquisition of Center Trust Inc. and the acquisition of three shopping center assets in 2005 and five shopping center assets in 2004.

The increase in recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, resulted primarily from the acquisition of the Center Trust portfolio and the acquisition of three shopping center assets in 2005 and the five shopping center assets in 2004. In addition, recoveries from tenants increased because recoverable expenses increased.

The increase in other income resulted primarily from the reduction of a portion of the environmental reserves that had been recorded upon the acquisition of some properties. It was determined by management that the continuing costs for environmental remediation at these properties would not be as much as previously determined. The increase was also due to greater termination fees in 2005 as compared to the same period in 2004. These increases were offset by decreases in other miscellaneous income from operating properties.

Expenses

	For the Three Months Ended June 30,
(dollars in thousands) (unaudited)	2005	2004	Increase (Decrease)	% Increase (Decrease)
Property operating	$10,119	$9,397	$722	7.7%
Property taxes	6,182	5,885	297	5.0%
Depreciation and amortization	13,910	10,873	3,037	27.9%
Interest	17,088	15,139	1,949	12.9%
General and administrative	3,850	3,453	397	11.5%
Other	247	2,332	(2,085)	(89.4)%

Total expenses	$51,396	$47,079	$4,317	9.2%

The increase in property operating expenses was primarily due to the acquisition of three shopping center assets in 2005 and five shopping center assets in 2004 as well as general increases in common area costs, including utilities, cleaning costs, security costs and grounds maintenance, as well as greater insurance and legal costs.

The increase in property taxes was primarily the result of the acquisition of three shopping center assets in 2005 and five shopping center assets in 2004.

The increase in depreciation and amortization was primarily due to the amortization of the value of the leases in place as well as depreciation for properties acquired in 2004.

The increase in interest expense was a result of additional amounts drawn on our revolving credit facility to finance property acquisitions during 2005 and 2004. Interest expense also increased as a result of our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004 and our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004. The stated interest rate of 5.95% on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates.

The increase in general and administrative expenses resulted primarily from an increase in audit expense related to Sarbanes-Oxley 404 compliance work. As a percentage of total revenue, general and administrative expenses were 5.0% for the three months ended June 30, 2005 as compared to 4.9% for the three months ended June 30, 2004.

The decrease in other expense resulted primarily from the write down during the three months ended June 30, 2004, of a receivable related to a lawsuit we brought against insurance carriers to recover our legal and settlement expenses incurred in connection with a shareholder suit related to our acquisition of Western Properties Trust in November 2000. Additionally, the decrease is attributed to a reserve recorded in 2004 related to a miscellaneous note receivable. These decreases were offset by higher costs related to potential property acquisitions that we did not complete.

Discontinued operations for the three months ended June 30, 2004 of $512,000 reflects the operating results of two of four non-strategic assets that were sold during 2004.

Cash Flows

Comparison of the Six Months ended June 30, 2005 to the Six Months ended June 30, 2004

Net cash provided by continuing operating activities increased by $11,680,000 to $77,480,000 for the six months ended June 30, 2005, as compared to $65,800,000 for the six months ended June 30, 2004. The increase was primarily the result of operating income arising from properties acquired in 2004 and 2005, a change in the decrease in accounts payable, accrued expenses and other liabilities, a change in the increase in other assets.

Net cash used in investing activities decreased by $33,070,000 to $33,388,000 for the six months ended June 30, 2005, as compared to net cash used in investing activities of $66,458,000 for the six months ended June 30, 2004. The decrease was primarily due to a decrease in acquisition activity for the six months ended June 30, 2005 as compared to the same period in 2004.

Net cash used in financing activities increased by $38,483,000 to $40,686,000 for the six months ended June 30, 2005, as compared to net cash used in financing activities of $2,203,000 for the six months ended June 30, 2004. The increase primarily resulted from a decrease in line of credit proceeds and line of credit payments and a decrease in note payable payments. Additionally, there was an issuance of senior notes offset by a repayment of senior notes during the six months ended June 30, 2004.

Liquidity and Capital Resources

Our total market capitalization at June 30, 2005 was approximately $3,781,677,000 based on the market closing price of our common stock at June 30, 2005 of $66.38 per share (assuming the conversion of 670,782 operating subsidiary units to common stock) and our debt outstanding of approximately $1,035,541,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 27.4% at June 30, 2005. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In September 2004, we entered into an amended and restated $300,000,000 revolving credit facility with a maturity date of March 2007. At June 30, 2005, we had $121,900,000 drawn on our revolving credit facility leaving $178,100,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.65% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at June 30, 2005 was 3.97%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The amended and restated revolving credit facility contains certain financial and other covenants which we believe we are in compliance with at June 30, 2005.

In May 2004, we issued $50,000,000 of 5.95% senior notes due June 1, 2014. In July 2004, we issued an additional $50,000,000 of the 5.95% senior notes due June 1, 2014. The net proceeds from the offerings were used to repay borrowings under our revolving credit facility. Consistent with senior notes previously issued by us, we are bound by certain financial ratio covenants which we believe we are in compliance with at June 30, 2005.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we are not a party to any derivative financial instruments at June 30, 2005. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.5000
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.5100
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$0.5100
December 31, 2003	November 4, 2003	November 28, 2003	December 15, 2003	$0.5100
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$0.5425
June 30, 2004	May 17, 2004	May 28, 2004	June 15, 2004	$0.5425
September 30, 2004	August 4, 2004	August 27, 2004	September 15, 2004	$0.5425
December 31, 2004	November 11, 2004	November 26, 2004	December 15, 2004	$0.5425
March 31, 2005	February 17, 2005	February 25, 2005	March 15, 2005	$0.5900
June 30, 2005	April 29, 2005	May 27, 2005	June 15, 2005	$0.5900

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

Off-Balance Sheet Arrangements

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At June 30, 2005, the balance of the loan was $17,460,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is the only off-balance sheet financing to which we are a party.

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

Interest Rate Risk

As of June 30, 2005, we had $127,900,000 of outstanding floating rate debt under our revolving credit facility and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2005. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 6.9% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $2,021,446,000 and a market capitalization of $2,746,136,000 of our common stock and operating subsidiary units.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we currently have one investment in an unconsolidated entity. As we do not control or manage this entity, our disclosure controls and procedures with respect to such entity are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on April 29, 2005, and transacted the following business:

(a)	Election of Directors (Term expiring in 2006):

Nominee	Votes For	Votes Withheld
Bernard M. Feldman	34,352,526	734,018
Mark J. Riedy	33,310,672	1,775,872

(b)	Continuing Directors:

Joseph P. Colmery (Term expiring in 2006)

Stuart A. Tanz (Term expiring in 2006)

David P. Zimel (Term expiring in 2007)

The Company’s proxy statement for its 2005 Annual Meeting of Stockholders contained a proposal from a stockholder. Because this stockholder did not attend the meeting to present the stockholder’s proposal, the proposal was not voted on by stockholders at this meeting.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2005.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ STUART A. TANZ	By:	/s/ JOSEPH B. TYSON
	Stuart A. Tanz Director, Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)