Form 10-Q
period 2005-09-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2005-10-28
CIK 1040454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of October 25, 2005, the number of shares of the registrant’s common stock outstanding was 40,701,053.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS:

Properties, at cost:
Land	$572,972	$549,722
Buildings and improvements	1,553,348	1,482,118
Tenant improvements	66,338	60,472

	2,192,658	2,092,312
Less accumulated depreciation and amortization	(230,427)	(200,181)

	1,962,231	1,892,131

Investment in unconsolidated entity	1,391	1,387
Cash and cash equivalents	5,693	2,411
Accounts receivable (net of allowance for doubtful accounts of $2,085 and $3,892, respectively)	8,835	11,853
Accrued rent receivable (net of allowance for doubtful accounts of $3,654 and $3,306, respectively)	28,222	25,936
Notes receivable	2,630	7,511
Deferred lease commissions (net of accumulated amortization of $9,511 and $7,808, respectively)	15,912	14,188
Prepaid expenses	21,072	19,835
Other assets	27,407	20,192

	$2,073,393	$1,995,444

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Notes payable	$362,470	$343,736
Line of credit payable	57,400	113,000
Senior notes	653,852	554,290
Accounts payable, accrued expenses and other liabilities	47,520	39,205

	1,121,242	1,050,231
Minority interests	29,659	30,079

Commitments and contingencies

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,701,053 and 40,530,415 shares issued and outstanding, net of 1,190,999 treasury shares, at September 30, 2005 and December 31, 2004, respectively	407	405
Additional paid in capital	967,139	959,925
Deferred compensation	(8,167)	(7,093)
Accumulated deficit	(36,887)	(38,103)

	922,492	915,134

	$2,073,393	$1,995,444

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
REVENUE:
Base rent	$60,994	$56,192	$178,399	$163,066
Percentage rent	894	428	2,158	1,979
Recoveries from tenants	15,335	14,729	45,987	42,101
Income from unconsolidated entities	88	76	330	348
Other	871	2,100	4,024	5,146

	78,182	73,525	230,898	212,640

EXPENSES:
Property operating	10,869	11,133	31,432	30,127
Property taxes	6,152	6,058	18,811	17,592
Depreciation and amortization	14,406	13,359	42,161	35,092
Interest	17,779	16,023	51,499	46,412
General and administrative	3,436	2,954	11,354	9,713
Impairment loss	—	642	—	642
Other	127	138	626	2,930

	52,769	50,307	155,883	142,508

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	25,413	23,218	75,015	70,132
Minority interests	(615)	(592)	(1,803)	(1,874)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	24,798	22,626	73,212	68,258
Discontinued operations	—	8,401	—	9,607

NET INCOME	$24,798	$31,027	$73,212	$77,865

Basic earnings per share:
Income from continuing operations	$0.61	$0.56	$1.81	$1.70
Discontinued operations	$—	$0.21	$—	$0.24
Net income	$0.61	$0.77	$1.81	$1.94

Diluted earnings per share:
Income from continuing operations	$0.61	$0.56	$1.80	$1.69
Discontinued operations	$—	$0.20	$—	$0.23
Net income	$0.61	$0.76	$1.80	$1.92

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,212	$77,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,161	35,092
Bad debt expense	999	2,233
Amortization of prepaid financing costs, premiums and discounts	827	1,020
Income from unconsolidated entities	(330)	(348)
Discontinued operations	—	(9,607)
Minority interests	1,803	1,874
Vesting of restricted stock	3,354	3,006
Increase due to accrued interest added to notes receivable	(413)	(451)
Changes in assets and liabilities:
Decrease in accounts receivable	2,370	710
Increase in accrued rent receivable	(2,637)	(3,022)
Increase in deferred lease commissions	(4,526)	(4,729)
Increase in prepaid expenses	(2,210)	(2,180)
Decrease (increase) in other assets	173	(3)
Increase in accounts payable, accrued expenses and other liabilities	7,474	3,907

Net cash provided by continuing operating activities	122,257	105,367
Operating cash from discontinued operations	—	1,502

Net cash provided by operating activities	122,257	106,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(72,207)	(119,873)
Proceeds from sale of real estate	—	28,029
Intangibles recognized in connection with acquisition of properties	(11,639)	(7,308)
Distributions and equity repayments from unconsolidated entities	326	2,185
Redemption of operating subsidiary units	(1,472)	(5,971)
Collections of notes receivable	5,294	917

Net cash used in investing activities	(79,698)	(102,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable payments	(12,157)	(16,963)
Line of credit proceeds	157,500	343,000
Line of credit payments	(213,100)	(306,750)
Repayment of senior notes	—	(50,000)
Issuance of senior notes	99,429	100,384
Stock issued on exercise of options	2,788	4,601
Distributions paid	(73,737)	(67,491)

Net cash (used in) provided by financing activities	(39,277)	6,781

INCREASE IN CASH AND CASH EQUIVALENTS	3,282	11,629
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,411	6,453

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,693	$18,082

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $550 and $381, respectively)	$48,422	$44,492

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$—	$3,405
Note payable assumed upon acquisition of property	$31,170	$—
Non-cash restricted stock issuance, net of forfeitures	$4,428	$2,161
Excess of cash paid over book value of operating subsidiary units redeemed	$990	$3,565

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2005 (unaudited) and December 31, 2004,

and for the three and nine months ended September 30, 2005 and 2004 (unaudited)

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

As a result of the disclosure requirements of the Financial Accounting Standards Board’s SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure, the following table shows the Company’s pro forma net income had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income as reported	$24,798	$31,027	$73,212	$77,865
Add: Stock-based compensation expense included in reported net income	$1,196	$785	$3,354	$3,006
Deduct: Total fair value stock-based compensation expense for all awards	$(1,196)	$(842)	$(3,408)	$(3,232)

Pro forma net income	$24,798	$30,970	$73,158	$77,639

Basic earnings per share as reported	$0.61	$0.77	$1.81	$1.94
Pro forma basic earnings per share	$0.61	$0.77	$1.81	$1.93
Diluted earnings per share as reported	$0.61	$0.76	$1.80	$1.92
Pro forma diluted earnings per share	$0.61	$0.76	$1.80	$1.92

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan. The last grant of stock options occurred in 2002. The vesting of pro forma compensation expense related to all options ended effective March 31, 2005. Therefore, the disclosure of pro forma net income for the three months ended September 30, 2005 does not reflect any option-related compensation expense. All future quarters will also not reflect any option-related compensation expense under the SFAS 148 pro forma disclosure requirements unless additional stock options are granted. SFAS No. 123R is effective for the fiscal periods beginning after January 1, 2006. We believe that the adoption of this Statement will not have a material effect on the financial position or results reported by the Company.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2005 (unaudited) and December 31, 2004,

and for the three and nine months ended September 30, 2005 and 2004 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Stock plans

In January 2005, the Company granted 75,000 shares of restricted stock to certain officers pursuant to the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (2000 Plan). The restricted shares are accounted for in accordance with APB 25 and related Interpretations. Subject to earlier vesting, the shares shall become vested over three years in one-third installments so long as the Company attains certain performance goals for a particular vesting date. If these criteria are not met, such restricted shares will vest ten years from the date of grant. Additionally in January 2005, the Company granted 8,000 shares of restricted stock, which vest over three years from the date of grant, to four independent directors of the Board and 2,000 shares of restricted stock, which vest over two years from the date of grant, to one independent director of the Board pursuant to the 2000 Plan. As a result of these January 2005 grants, an additional $4,874,000 was added to deferred compensation.

During the second quarter of 2005, deferred compensation was reduced by $405,000 as a result of the forfeiture of 11,380 shares of restricted stock.

During the first quarter of 2005, deferred compensation was reduced by $41,000 as a result of the forfeiture of 834 shares of restricted stock.

During the third quarter of 2004, deferred compensation was reduced by $181,000 as a result of the forfeiture of 4,478 shares of restricted stock.

In February 2004, the Company granted 46,250 shares of restricted stock and awarded 1,000 shares of stock under the 2000 Plan. As a result, an additional $2,342,000 was added to deferred compensation.

For the three and nine months ended September 30, 2005, $1,196,000 and $3,354,000, respectively, was recognized as compensation expense in general and administrative expense. For the three and nine months ended September 30, 2004, $785,000 and $3,003,000, respectively, was recognized in general and administrative expense.

3. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Income available to common stockholders:

Basic	$24,798	$31,027	$73,212	$77,865
Add-back income allocated to dilutive operating subsidiary units	385	353	1,034	1,159

Diluted	$25,183	$31,380	$74,246	$79,024

Weighted average shares:

Basic	40,450,120	40,193,814	40,406,767	40,139,114
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	138,985	214,429	149,018	206,009
Conversion of dilutive operating subsidiary units	670,782	695,782	619,755	747,151

Diluted	41,259,887	41,104,025	41,175,540	41,092,274

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2005 (unaudited) and December 31, 2004,

and for the three and nine months ended September 30, 2005 and 2004 (unaudited)

(Tabular amounts are in thousands, except option and share data)

3. Earnings per share (continued)

For the three months ended September 30, 2005, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted average shares. For the nine months ended September 30, 2005, 57,987 operating subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

For the three and nine months ended September 30, 2004, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares.

4. Operating subsidiary

In March 2005, a non-managing member of Pan Pacific (Portland), LLC tendered 25,000 units in exchange for $1,472,000 cash, or $58.88 per share.

5. Senior notes

In August 2005, the Company issued $100,000,000 in aggregate principal amount of 5.25% senior notes due September 2015. The Company sold these notes at 99.429% of the principal amount and used the net proceeds from the offering to repay a portion of the borrowings under its line of credit.

6. Discontinued operations

We report each individual property as a component for determining discontinued operations. There were no property sales during the three and nine months ended September 30, 2005. The operations of three properties sold during 2004 were reported as income from discontinued operations during the three and nine months ended September 30, 2004. The following is a summary of our income from discontinued operations for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenue	$—	$496	$—	$1,977
Gain on sale	—	8,066	—	8,245
Property operating expenses	—	(161)	—	(460)
Depreciation and amortization expenses	—	—	—	(155)

Discontinued operations	$—	$8,401	$—	$9,607

7. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on September 30, 2005, the estimated amount payable to the limited partner is $3,083,000.

The Company is a general partner in a general partnership and a limited partnership which together own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2005 (unaudited) and December 31, 2004,

and for the three and nine months ended September 30, 2005 and 2004 (unaudited)

(Tabular amounts are in thousands, except option and share data)

7. Financial instruments subject to mandatory redemption (continued)

has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnerships occurred on September 30, 2005, the estimated amounts payable to the other general partner and the limited partner are $11,844,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Language

The discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management’s current views with respect to future events and financial performance. Forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of our stock, financial performance and operations of our shopping centers, real estate market conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions, integration of completed acquisitions, changes in the availability of additional acquisitions, changes in local or national economic conditions, acts of terrorism or war and other risks detailed from time to time in reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2005, five shopping center assets were acquired and no assets were sold. During the nine months ended September 30, 2004, four non-strategic assets were sold. These cash proceeds were used toward the purchase of two shopping center assets and to pay down a portion of the borrowings under our revolving credit facility.

We expect that the more significant part of our growth in future years will come from additional acquisitions of properties and rent increases from the lease-up and re-tenanting initiatives of the assets acquired during 2005 and 2004.

Results of Operations

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

Revenue

(dollars in thousands) (unaudited)	For the Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Base rent	$178,399	$163,066	$15,333	9.4%
Percentage rent	2,158	1,979	179	9.0%
Recoveries from tenants	45,987	42,101	3,886	9.2%
Income from unconsolidated entities	330	348	(18)	(5.2)%
Other	4,024	5,146	(1,122)	(21.8)%

Total revenue	$230,898	$212,640	$18,258	8.6%

Tenant recovery percentage	91.5%	88.2%

The net increase in rental revenue, which includes base rent and percentage rent, resulted principally from the increase in rental rates we are achieving through our leasing initiatives and the acquisitions of five shopping center assets in both 2005 and 2004.

The increase in recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, resulted primarily from the acquisitions of shopping center assets in 2005 and 2004. In addition, recoveries from tenants increased because recoverable expenses increased. The increase in the tenant recovery percentage is due to stronger recovery language in leases that we renew and the effect of leveling caps on tenant recoveries for certain tenants throughout the year.

The decrease in other income resulted primarily from a decrease in income related to tenants who have defaulted on their leases. Additionally, the decrease is attributable to income on a miscellaneous note receivable recorded in 2004. These decreases are offset by an increase due to the reduction of a portion of the environmental reserves that had been recorded upon the acquisition of some properties.

Expenses

(dollars in thousands) (unaudited)	For the Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Property operating	$31,432	$30,127	$1,305	4.3%
Property taxes	18,811	17,592	1,219	6.9%
Depreciation and amortization	42,161	35,092	7,069	20.1%
Interest	51,499	46,412	5,087	11.0%
General and administrative	11,354	9,713	1,641	16.9%
Impairment loss	—	642	(642)	(100.0)%
Other	626	2,930	(2,304)	(78.6)%

Total expenses	$155,883	$142,508	$13,375	9.4%

The increase in property operating expenses was primarily due to the acquisitions of five shopping center assets in both 2005 and 2004, as well as increases in common area costs, including cleaning costs, general building expenses, utilities, security costs and grounds maintenance, as well as greater insurance and legal costs. These increases were offset by a decrease in bad debt expense.

The increase in property taxes was primarily the result of the acquisitions of shopping center assets in 2005 and 2004.

The increase in depreciation and amortization was primarily due to the amortization of the value of the leases in place for properties acquired in 2004, as well as depreciation related to properties acquired in 2005 and 2004.

The increase in interest expense was a result of additional amounts drawn on our revolving credit facility to finance property acquisitions during 2005 and 2004. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. Interest expense also increased as a result of our issuance of $100,000,000 in aggregate principal amount of senior notes in August 2005, our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004 and our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004. The stated interest rate of 5.25%, 5.95% and 5.95%, respectively, on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings.

The increase in general and administrative expenses resulted primarily from an increase in compensation costs and an increase in audit expense related to Sarbanes-Oxley 404 compliance work. As a percentage of total revenue, general and administrative expenses were 4.9% for the nine months ended September 30, 2005 as compared to 4.6% for the nine months ended September 30, 2004.

The impairment loss of $642,000 for the nine months ended September 30, 2004 represents a charge related to a parcel of land in Reno, Nevada, originally acquired in the Western Properties Trust merger transaction, that had been held for potential development. In the third quarter of 2004, we sold the land parcel for less than the recorded book value, which resulted in the impairment loss.

The decrease in other expense resulted primarily from the write down during the nine months ended September 30, 2004, of a receivable related to a lawsuit we brought against insurance carriers to recover our legal and settlement expenses incurred in connection with a shareholder suit related to our acquisition of Western Properties Trust in November 2000. Additionally, the decrease is attributed to a one-time adjustment related to our joint venture in North Coast Health Center and a reserve recorded during the nine months ended September 30, 2004 related to a miscellaneous note receivable. These decreases were offset by higher costs related to potential property acquisitions that we did not complete.

Discontinued operations for the nine months ended September 30, 2004 of $9,607,000 reflects the operating results of three of four non-strategic assets that were sold during 2004. Included in this amount is gain on the sales of the four assets of $8,245,000.

Comparison of the Three Months ended September 30, 2005 to the Three Months ended September 30, 2004

Revenue

(dollars in thousands) (unaudited)	For the Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Base rent	$60,994	$56,192	$4,802	8.6%
Percentage rent	894	428	466	108.9%
Recoveries from tenants	15,335	14,729	606	4.1%
Income from unconsolidated entities	88	76	12	15.8%
Other	871	2,100	(1,229)	(58.5)%

Total revenue	$78,182	$73,525	$4,657	6.3%

Tenant recovery percentage	90.1%	85.7%

The net increase in rental revenue, which includes base rent and percentage rent, resulted principally from the increases in rental rates we are achieving through our leasing initiatives and the acquisitions of five shopping center assets in both 2005 and 2004.

The increase in recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, resulted primarily from the acquisitions of shopping center assets in 2005 and 2004. The increase in the tenant recovery percentage is due to stronger recovery language in leases that we renew and the effect of leveling caps on tenant recoveries for certain tenants throughout the year.

The decrease in other income resulted primarily from a decrease in income related to tenants who have defaulted on their leases. Additionally, the decrease is attributable to miscellaneous income recorded in 2004 that related to future cash flow participation in a property that was paid off in advance as well as 2004 income from miscellaneous distributions.

Expenses

(dollars in thousands) (unaudited)	For the Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Property operating	$10,869	$11,133	$(264)	(2.4)%
Property taxes	6,152	6,058	94	1.6%
Depreciation and amortization	14,406	13,359	1,047	7.8%
Interest	17,779	16,023	1,756	11.0%
General and administrative	3,436	2,954	482	16.3%
Impairment loss	—	642	(642)	(100)%
Other	127	138	(11)	(8.0)%

Total expenses	$52,769	$50,307	$2,462	4.9%

The decrease in property operating expenses was primarily due to decreases in bad debt expense and parking lot expenses, offset by increases in common area costs, including cleaning costs, grounds maintenance, utilities and general building expenses. These increases were primarily due to the acquisition of shopping center assets in 2005 and 2004.

The increase in depreciation and amortization was primarily due to the amortization of the value of leases in place as well as depreciation for properties acquired in 2005 and 2004.

The increase in interest expense was a result of additional amounts drawn on our revolving credit facility to finance property acquisitions during 2005 and 2004. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. Interest expense also increased as a result of our issuance of $100,000,000 in aggregate principal amount of senior notes in August 2005 and our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004. The stated interest rates of 5.25% and 5.95%, respectively, on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings.

The increase in general and administrative expenses resulted primarily from an increase in compensation costs, offset by an increase in internal capitalized leasing costs, which is an offset to related general and administrative expenses. As a percentage of total revenue, general and administrative expenses were 4.4% for the three months ended September 30, 2005 as compared to 4.0% for the three months ended September 30, 2004.

The impairment loss of $642,000 for the three months ended September 30, 2004 represents a charge related to a parcel of land in Reno, Nevada, originally acquired in the Western Properties Trust merger transaction, that had been held for potential development. In the third quarter of 2004, we sold the land parcel for less than the recorded book value, which resulted in the impairment loss.

Discontinued operations for the three months ended September 30, 2004 of $8,401,000 reflects the operating results of two of three non-strategic assets that were sold during the third quarter of 2004. Included in this amount is gain on sale of $8,066,000.

Cash Flows

Comparison of the Nine Months ended September 30, 2005 to the Nine Months ended September 30, 2004

Net cash provided by continuing operating activities increased by $16,890,000 to $122,257,000 for the nine months ended September 30, 2005, as compared to $105,367,000 for the nine months ended September 30, 2004. The increase was primarily the result of operating income arising from properties acquired in 2005 and 2004 and an increase in accounts payable, accrued expenses and other liabilities, offset by a decrease in accounts receivable.

Net cash used in investing activities decreased by $22,323,000 to $79,698,000 for the nine months ended September 30, 2005, as compared to net cash used in investing activities of $102,021,000 for the nine months ended September 30, 2004. The decrease was primarily due to a decrease in acquisitions of and additions to properties, an increase in the collections of notes receivable and a decrease in cash used for the redemption of operating subsidiary units, offset by a decrease in proceeds from the sale of real estate.

Net cash used in financing activities increased by $46,058,000 to $39,277,000 for the nine months ended September 30, 2005, as compared to net cash provided by financing activities of $6,781,000 for the nine months ended September 30, 2004. The increase primarily resulted from a net reduction in line of credit borrowings, offset by a decrease in notes payable payments and the repayment of senior notes during the nine months ended September 30, 2004.

Liquidity and Capital Resources

Our total market capitalization at September 30, 2005 was approximately $3,800,126,000 based on the market closing price of our common stock at September 30, 2005 of $65.90 per share (assuming the conversion of 670,782 operating subsidiary units to common stock) and our debt outstanding of approximately $1,073,722,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 28.3% at September 30, 2005. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In September 2004, we entered into an amended and restated $300,000,000 revolving credit facility with a maturity date of March 2007. At September 30, 2005, we had $57,400,000 drawn on our revolving credit facility leaving $242,600,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.65% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at September 30, 2005 was 4.49%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The amended and restated revolving credit facility contains certain financial and other covenants which we believe we are in compliance with at September 30, 2005.

In August 2005, we issued $100,000,000 of 5.25% senior notes due September 1, 2015. In May 2004, we issued $50,000,000 of 5.95% senior notes due June 1, 2014. In July 2004, we issued an additional $50,000,000 of the 5.95% senior notes due June 1, 2014. The net proceeds from the offerings were used to repay a portion of the borrowings under our revolving credit facility. Consistent with senior notes previously issued by us, we are bound by certain financial covenants which we believe we are in compliance with at September 30, 2005.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we are not a party to any derivative financial instruments at September 30, 2005. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$ 0.5000
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$ 0.5100
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$ 0.5100
December 31, 2003	November 4, 2003	November 28, 2003	December 15, 2003	$ 0.5100
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$ 0.5425
June 30, 2004	May 17, 2004	May 28, 2004	June 15, 2004	$ 0.5425
September 30, 2004	August 4, 2004	August 27, 2004	September 15, 2004	$ 0.5425
December 31, 2004	November 11, 2004	November 26, 2004	December 15, 2004	$ 0.5425
March 31, 2005	February 17, 2005	February 25, 2005	March 15, 2005	$ 0.5900
June 30, 2005	April 29, 2005	May 27, 2005	June 15, 2005	$ 0.5900
September 30, 2005	August 16, 2005	August 26, 2005	September 15, 2005	$ 0.5900

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

Off-Balance Sheet Arrangements

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. During the second quarter of 2002, the joint venture entered into a loan agreement for $18,000,000, bearing interest at 7%, to purchase the building on the property. At September 30, 2005, the balance of the loan was $17,414,000. The loan is secured by the property and is not guaranteed by us. We account for this joint venture under the equity method. This unconsolidated debt is the only off-balance sheet financing to which we are a party.

Contractual Obligations and Contingent Liabilities

With the exception of the issuance of $100,000,000 of 5.25% senior notes in August 2005, which mature in September 2015, there were no other material changes outside the normal course of our business in our contractual obligations and contingent liabilities from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Interest Rate Risk

As of September 30, 2005, we had $63,400,000 of outstanding floating rate debt under our revolving credit facility and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2005. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 6.7% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $2,073,393,000 and a market capitalization of $2,726,404,000 of our common stock and operating subsidiary units.

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

Changes in Internal Control

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description
3.1*	Articles of Amendment and Restatement of Pan Pacific Retail Properties, Inc., dated August 11, 1997, as amended by the Articles of Amendment to the Articles of Amendment and Restatement of Pan Pacific Retail dated May 20, 2004.

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

4.1	Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

4.2	Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.4	Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K dated September 24, 1997, and incorporated herein by reference).

4.5	Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.6	Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.7	Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.8	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.9	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

Exhibit No.	Description
4.10	Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.11	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

4.12	Minutes of a meeting of the Pricing Committee held on June 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

4.13	Form of 6.125% Notes due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.14	Minutes of a meeting of the Pricing Committee held on December 12, 2002 designating the terms of 6.125% Notes due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.15	Form of 4.70% Note due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.16	Minutes of a meeting of the Pricing Committee held on May 28, 2003 designating the terms of the 4.70% Note due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.17	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.18	Minutes of a meeting of the Pricing Committee held on May 21, 2004 designating the terms of the 5.95% Note due 2014 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.19	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

Exhibit No.	Description
4.20	Minutes of a meeting of the Pricing Committee held on July 14, 2004 designating the terms of the 5.95% Note due 2014 (previously Filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

4.21	Form of 5.25% Note due 2015 (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 23, 2005, and incorporated herein by reference).

4.22	Officer’s Certificate pursuant to Section 201, 301 and 303 of the Indenture, dated April 6, 2001, between Pan Pacific Retail Properties, Inc. and The Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled “5.25% Senior Unsecured Notes due 2015” (previously Filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 23, 2005, and incorporated herein by reference).

4.23	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Myrtle Gronske, the Harry J. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, Hughes Investments, Visalia MKP, Inc., HI-Loma, HI-NC, Hughes Milliken Associates, CJJ Limited Partnership, Bartfam, Cecile C. Bartman, Trustee under the Will of Bernard Citron, Deceased, Cecile Citron Bartman Trust dated September 26, 2001, Rebecca Jean Speer Trust U/A/D November 9, 1994, Doreann Speer Gibson Trust U/A/D October 13, 1989, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Rebecca Speer, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Linda Speer Fortune, Trust “D”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 and Trust “A”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 (previously filed as Exhibit 4.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333- 103498) and incorporated herein by reference).

4.24	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Saul Kreshek, Ernest Grossman and Margaret Lewicki (previously filed as Exhibit 4.19 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

10.1	Restricted Stock Agreement, dated as of August 15, 2005, between Pan Pacific Retail Properties, Inc. and Jeffrey S. Stauffer (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 16, 2005, and incorporated herein by reference).

10.2	Restricted Stock Agreement, dated as of August 15, 2005, between Pan Pacific Retail Properties, Inc. and Stuart A. Tanz (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 16, 2005, and incorporated herein by reference).

Exhibit No.	Description
10.3	Restricted Stock Agreement, dated as of August 15, 2005, between Pan Pacific Retail Properties, Inc. and Joseph B. Tyson (previously filed as Exhibit 10.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 16, 2005, and incorporated herein by reference).

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2005.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ Stuart A. Tanz	By:	/s/ Joseph B. Tyson
	Stuart A. Tanz Director, Chairman, Chief Executive Officer and President		Joseph B. Tyson, CPA Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)