Form 10-K
period 2005-12-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2006-02-23
CIK 1040454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,679,045,000.

As of February 22, 2006, the number of shares of the registrant’s common stock outstanding was 40,772,053.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pan Pacific Retail Properties, Inc.’s Definitive Proxy Statement for the 2006 annual meeting of stockholders have been incorporated by reference into Part III herein.

PAN PACIFIC RETAIL PROPERTIES, INC.

PART I

PART I

ITEM 1. BUSINESS

We are a self-administered and self-managed real estate investment trust, or REIT. Our portfolio consists principally of community and neighborhood shopping centers predominantly located in five key Western U.S. markets.

At December 31, 2005, 2004 and 2003, our total assets were $2,098,764,000, $1,995,444,000 and $1,863,348,000, respectively. At December 31, 2005, we owned a portfolio comprised of 138 shopping center properties, of which 133 are located in the Western United States in our five key markets including 43 in Northern California, 38 in Southern California, 21 in Oregon, 16 in Washington and 15 in Nevada. The portfolio includes approximately 22.5 million square feet of retail space, which was 97.1% leased to a diverse mix of 3,468 tenants.

On January 17, 2003, we acquired Center Trust, Inc., a Maryland corporation. The transaction was a stock for stock exchange including assumption of debt whereby each share of Center Trust common stock was exchanged for 0.218 newly issued shares of our common stock. As a result, we issued 6,084,499 shares of our common stock to Center Trust stockholders and were obligated to issue up to 284,263 shares of our common stock to limited partners of CT Operating Partnership, L.P. upon the exchange of operating partnership units held by them. In 2003, 33,964 units were redeemed for cash of $1,246,000. No units were redeemed during 2005 and 2004.

We employed 129 people as of December 31, 2005, including 13 executive officers and senior personnel, in the areas of administration, accounting services, property management, maintenance, leasing, acquisitions and business development. Our executive offices are located at 1631-B South Melrose Drive, Vista, California 92081, and our telephone number is (760) 727-1002. In addition to personnel located at our executive offices, we operate regional offices in Las Vegas, Nevada; Kent, Washington; Portland, Oregon; and Sacramento, California. Each of our regional offices is responsible for property management, maintenance and leasing.

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

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. At December 31, 2005 and 2004, the balance of the joint venture’s note payable to purchase the building on the property, which bears interest at 7%, was $17,846,000 and $17,560,000, respectively. The note payable is secured by the property and is not guaranteed by us. This is the only off-balance-sheet transaction to which we are a party. In the fourth quarter of 2005, we assumed a note receivable as part of an agreement to extend financing to the joint venture to construct another building at the project. At December 31, 2005, the balance on this note receivable, which bears interest at 7%, was $478,000. We account for our investment in this joint venture under the equity method.

In 2003, we received a return of capital of $5,790,000 from our investment in Plaza Escuela Holding Co., LLC. In February 2004, we received a return of capital of $600,000. We received a return of capital for our remaining equity investment of $1,205,000 during the second quarter of 2004. We were entitled to receive 25% of the operating cash flows from the property through November 2008. In the fourth quarter of 2004, we agreed to receive $1,354,000 in exchange for our right to receive these future operating cash flows. This amount was recorded as other revenue in the accompanying 2004 consolidated statement of income. Proceeds from the returns of capital and cash flow participation were used primarily to repay borrowings under our revolving credit facility.

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

In June 2003, we issued $75,000,000 in aggregate principal amount of 4.70% senior notes due June 2013. We sold these notes at 99.755% of the principal amount and used the net proceeds from the offering to repay borrowings under our line of credit.

During 2003, nine non-strategic assets were sold, including two regional malls that were acquired as part of the Center Trust acquisition, which generated net cash proceeds of approximately $190,000,000 which were used primarily to repay borrowings under our revolving credit facility.

In September 2004, we entered into an amended and restated unsecured $300,000,000 revolving credit facility which bears interest, at our option, at either LIBOR plus 0.65% or a reference rate and expires in March 2007. At December 31, 2005 and 2004, the amount drawn on this line of credit was $44,500,000 and $113,000,000, respectively, and the interest rate was 5.10% and 3.18%, respectively. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. We, at our sole option, may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2008, assuming satisfaction of certain conditions. We believe we are in compliance with all covenants contained in the revolving credit facility agreement at December 31, 2005.

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

In August 2005, we issued $100,000,000 in aggregate principal amount of 5.25% senior notes due September 2015. We sold these notes at 99.429% of the principal amount and used the net proceeds from the offering to repay a portion of the borrowings under our line of credit.

Dispositions

We dispose of non-strategic assets if we can obtain attractive terms on the sale and redeploy the proceeds into acquisitions in our core markets with growth opportunities or use the proceeds to paydown our line of credit.

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

During 2005, we disposed of one shopping center. The net proceeds on the sale, received in cash, were placed with an exchange accommodator and was used to acquire another strategic shopping center property in a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as the risks described elsewhere in this report, which risks are incorporated by reference into this section, before making an investment decision regarding our company. The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

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

Our revenue and the value of our properties may be adversely affected by a number of factors, including:

•	the national economic climate;

•	the local economic climate;

•	local real estate conditions;

•	changes in retail expenditures by consumers;

•	the perceptions of prospective tenants of the attractiveness of the properties;

•	the success of our anchor tenants;

•	our ability to manage and maintain the properties and secure adequate insurance;

•	our ability to collect rent from our tenants;

•	increases in operating costs (including real estate taxes, insurance and utilities);

•	inability to finance property development and acquisitions on favorable terms; and

•	natural disasters, future acts of terrorism or war or risk of war.

In addition, real estate values and income from properties are also affected by factors such as applicable laws, including tax laws, interest rate levels and the availability of financing.

We May be Unable to Retain Tenants and Relet Space. We will be subject to the risks that, upon expiration or termination, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases covering a total of approximately 8.5% and 57.5% of the leased gross leasable area, or GLA, of our properties will expire through the end of 2006 and 2010, respectively. We budget for renovation and reletting expenses, which takes into consideration our view of both the current and expected market conditions in the geographic regions in which our properties are located, but budgeted amounts may be insufficient to cover these costs. Our cash flow and ability to make expected distributions to stockholders could be adversely affected, if:

•	we are unable to promptly relet or renew leases for all or a substantial portion of this space;

•	the rental rates upon renewal or reletting are significantly lower than expected; or

•	our budgeted amounts for these purposes prove inadequate.

Changes in the Economic or Other Market Conditions in Certain Geographic Regions Could Adversely Affect Our Results of Operations. As of December 31, 2005, we have 43 properties with total GLA of 5,762,000 square feet located in Northern California, 38 properties with total GLA of 7,486,000 square feet located in Southern California, 21 properties with total GLA of 3,414,000 square feet located in Oregon, 16 properties with total GLA of 2,673,000 square feet located in Washington and 15 properties with total GLA of 2,472,000 square feet located in Nevada. To the extent that general economic or other relevant conditions in these regions decline and result in a decrease in consumer demand in these regions, the results of our operations may be adversely affected.

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

We Rely on Certain Tenants and Anchors and the Closing of One or More Anchor-Occupied Store Could Adversely Affect that Property, Resulting in Lease Terminations and Reductions in Rent. Our income and funds from operations could be adversely affected in the event of the bankruptcy or insolvency, or a downturn in the business, of any anchor store, or if any anchor tenant does not renew its lease when it expires. If tenant sales at our properties were to decline, tenants might be unable to pay their rent or other occupancy costs. In the event of default by a tenant, delays and costs in enforcing our rights could be experienced. In addition, the closing of one or more anchor-occupied stores or lease termination by one or more anchor tenants of a shopping center, whose leases may permit termination or as a result of bankruptcy or insolvency, could adversely impact that property and result in lease terminations or reductions in rent by other tenants, whose leases may permit termination or rent reduction in those circumstances. This could adversely affect our ability to re-lease the space that is vacated. Each of these developments could adversely affect our funds from operations and our ability to service our debt and make expected distributions to stockholders. For the year ended December 31, 2005 our annualized base rent attributable to anchor tenants was 38.5% of our total annualized base rent.

There is a Lack of Operating History With Respect to Our Recent Acquisition and Development of Properties and We May Not Succeed in the Integration or Management of Additional Properties. At December 31, 2005, we owned and operated 138 properties, consisting of approximately 22.5 million square feet of space. Fifty-three of our properties were acquired during 2000, primarily through the acquisition of Western. These properties, together with other individual acquisitions and the 31 properties which we acquired in 2003 in connection with our acquisition of Center Trust, some of which have been sold, may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We may not succeed with this integration or effectively manage additional properties. Also, newly acquired properties may not perform as expected.

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

At December 31, 2005, we had outstanding indebtedness of approximately $1,088,540,000. Since we anticipate that only a small portion of the principal of the indebtedness will be repaid prior to maturity, and that we will not have funds on hand sufficient to repay the balance of the indebtedness in full at maturity, it will be necessary for us to refinance the debt either through additional borrowings or equity or debt offerings. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all of this maturing debt. Also, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to refinanced indebtedness would increase. This could adversely affect our cash flow and our ability to make expected distributions to our stockholders. In addition, if we are unable to refinance the indebtedness on acceptable terms, we might dispose of properties upon disadvantageous terms, which might result in losses to us and might adversely affect funds available for distribution to stockholders.

Potential Defaults Under Mortgage Financing Could Negatively Impact Our Financial Results. At December 31, 2005, we had approximately $390,132,000 of mortgage financing and property level bonds. The payment and other obligations under certain of the mortgage financing is secured by cross-collateralized and cross-defaulted first mortgage liens in the aggregate amount of approximately $50,773,000 on four properties, $49,457,000 on four other properties, $48,791,000 on four other properties, $40,461,000 on three properties, $15,172,000 on three other properties and $30,924,000 on two properties (the obligations on these two properties were subsequently paid off in January 2006). If we are unable to meet our obligations under the mortgage financing, the properties securing that debt could be foreclosed upon. This could have a material adverse effect on us and our ability to make expected distributions and could threaten our continued viability.

Rising Interest Rates on Our Variable-Rate Debt Could Negatively Impact our Financial Results. Advances under our revolving credit agreement bear variable-rate interest, at our option, at either LIBOR plus 0.65% or a reference rate. At December 31, 2005, the amount drawn under our revolving credit agreement was $44,500,000 and the interest rate was 5.10%. In addition, we may incur other variable-rate indebtedness in the future. Increases in interest rates on that indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to service our debt and pay expected distributions to stockholders.

Loss of Our Tax Status as a Real Estate Investment Trust Would Have Significant Adverse Consequence to Us and the Value of Our Securities. Commencing with our taxable year ended December 31, 1997, we believe that we have qualified as a REIT under the Internal Revenue Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in the Form 10-K are not binding on the IRS or any court. We can give no assurance that we have qualified or will continue to quality as a REIT for tax purposes. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and some on a quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. These requirements involve the determination of various facts and circumstances not entirely within our control. Legislation, new regulations, administrative interpretations or court decisions may adversely affect, possibly retroactively, our ability to qualify as a REIT or the federal income tax consequences of such qualification.

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

We are Subject to Certain Distribution Requirements Which Could Require Us to Borrow on a Short-Term Basis. To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and by excluding net capital gains each year. We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income (including net capital gains) each year. At least 95% of our gross income in any year must be derived from qualifying sources, and we must satisfy a number of requirements regarding the composition of our assets. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay, with respect to any calendar year, are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

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

We also intend to develop and construct shopping centers in accordance with our business and growth strategies. Risks associated with our development and construction activities may include:

•	abandonment of development opportunities;

•	construction costs of a property exceeding original estimates, possibly making the property uneconomical;

•	occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	delay or refusal in obtaining all necessary zoning, land use, building occupancy and other government permits and authorizations;

•	financing may not be available at all or on favorable terms for development of a property; and

•	construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs.

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

There is No Limitation on Amount of Indebtedness We May Incur Which Could Increase the Risk of Default on Our Indebtedness. Our total market capitalization at December 31, 2005 was approximately $3,852,490,000, based on the market closing price of our common stock at December 31, 2005 of $66.89 per share (assuming the conversion of 619,755 operating subsidiary units to common stock) and our debt outstanding of approximately $1,088,540,000 (exclusive of accounts payable and accrued expenses). At December 31, 2005, our debt to total market capitalization ratio was approximately 28.3% (assuming the conversion of all operating subsidiary units). We currently have a board of directors approved policy of incurring debt only if upon incurrence the debt to total market capitalization ratio would be 50% or less. It should be noted, however, that our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Accordingly, our board of directors could alter or eliminate this policy. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and, consequently, reduce the amount available for distribution to stockholders. This could also increase the risk of default on our indebtedness.

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

Future Acts of Terrorism, War, Risk of War or Natural Disasters May Have a Negative Impact on Our Business. The continued threat of terrorism and continued military action and heightened security measures in response to this threat may cause significant disruption to commerce. There can be no assurance that the armed hostilities will not escalate or that these terrorist attacks, or the United States’ responses to them, will not lead to further acts of terrorism and civil disturbances, which may further contribute to economic instability. Any civil unrest, additional terrorist activities, or continued armed conflict and the attendant political instability and societal disruption, may adversely affect our results of operations, financial condition, the ability to raise capital or our future growth. In addition, natural disasters such as major floods, hurricanes and earthquakes could also adversely impact our business and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

General

As of December 31, 2005, we owned and operated 138 neighborhood and community shopping centers containing 22.5 million square feet of which 19.8 million square feet is owned by us with the balance owned by certain retailers. These properties are primarily situated in five key Western U.S. markets including Northern California, Southern California, Oregon, Washington and Nevada, each of which we believe has attractive economic and demographic characteristics. The largest concentration of properties, consisting of 32% of our owned gross leasable area, is located in Southern California. Another 27% of our owned gross leasable area is located in Northern California, 16% in Oregon, 12% in Nevada and 11% in Washington. In addition, properties consisting of the remaining 2% of our owned gross leasable area are located in Arizona, New Mexico, Tennessee and Kentucky. As of December 31, 2005, 97.1% of our total owned gross leasable area was leased by tenants under 3,468 leases.

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

As a result of our in-house leasing program, these properties benefit from a diversified merchandising mix. At December 31, 2005, 58% of the total owned and occupied gross leasable area was leased to national tenants, 19% leased to regional tenants and 23% to local tenants. To promote stability and attract non-anchor tenants, we generally enter into long-term leases (typically 15 to 20 years) with major or anchor tenants, those with 15,000 square feet or more, which usually contain provisions permitting tenants to renew their leases at rates which often include fixed rent increases or consumer price index adjustments from the prior base rent. At December 31, 2005, anchor tenants leased 57% of the total owned gross leasable area, with 77% of anchor-leased gross leasable area (45% of the total owned gross leasable area) scheduled to expire within the next 10 years. To take advantage of improving market conditions and changing retail trends, we generally enter into shorter term leases (typically three to five years) with non-anchor tenants. Our leases are generally on a triple-net basis, which require the tenants to pay their pro rata share of all real property taxes, insurance and property operating expenses.

The following tables provide information about our properties, our tenants and lease expirations.

Portfolio Geographic Diversification

Region		Number of Properties	Total Gross Leasable Area (1)	Percentage of Portfolio GLA (%)	Percentage Leased as of 12/31/2005	Total Number of Tenants	Annualized Base Rent ($) (2)	% Portfolio Base Rent (%)	Annualized Base Rent/ Sq. Ft.($) (3)
Northern California	NC	43	5,300,379	26.73	98.0	1,008	65,275,243	26.48	12.57
Southern California	SC	38	6,292,066	31.73	98.3	1,139	88,281,283	35.82	14.28
Pacific Northwest	PNW	37	5,390,225	27.18	95.9	864	59,056,313	23.96	11.42
Nevada/Other	NVO	20	2,847,147	14.36	95.4	457	33,878,334	13.74	12.48
Total		138	19,829,817	100.00	97.1	3,468	246,491,172	100.00	12.80

(1)	Represents gross leasable area (‘GLA’) owned by the Company. Excludes 2,657,435 square feet owned by certain retailers.

(2)	Annualized base rent for all leases in place at December 31, 2005 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(3)	Annualized base rent divided by the owned GLA leased at December 31, 2005.

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
NORTHERN CALIFORNIA
Angels Camp Town Center Angels Camp, CA	1986	77,967	6,300	84,267	100.0	11	654,930	8.40	Save Mart Supermarket, Rite Aid
Bel Air Village SC Elk Grove, CA	1999	89,216	0	89,216	100.0	19	1,676,390	18.79	Bel Air Supermarket
Blossom Valley Plaza Turlock, CA	1988	111,612	0	111,612	100.0	21	1,369,157	12.27	Raley’s Supermarket
Brookvale Shopping Center Fremont, CA	1968 1989	131,242	0	131,242	96.9	18	1,535,713	12.08	Albertson’s Supermarket, Long’s Drugs
Cable Park Sacramento, CA	1987	160,811	0	160,811	99.2	32	1,500,228	9.41	Albertson’s Supermarket, Long’s Drugs
Canal Farms Los Banos, CA	1987	110,535	0	110,535	97.3	17	983,896	9.15	Save Mart Supermarket, Rite Aid
Century Center Modesto, CA	1979	214,772	0	214,772	100.0	36	2,060,260	9.59	Raley’s Supermarket, Gottschalks
Chico Crossroads Chico, CA	1988 1998	267,735	0	267,735	99.0	21	2,338,727	8.82	FoodMaxx Supermarket, Bed Bath & Beyond, Ashley Home Furniture, Cost Plus, Barnes & Noble, Circuit City
Cobblestone Redding, CA	1984	122,091	0	122,091	99.4	29	1,174,913	9.68	Raley’s Supermarket
Commonwealth Square Folsom, CA	1987	141,310	0	141,310	94.9	42	2,146,893	16.02	Raley’s Supermarket
Country Gables Shopping Center Granite Bay, CA	1988	140,184	0	140,184	100.0	37	1,896,337	13.53	Raley’s Supermarket
Creekside Center Hayward, CA	1968	80,911	0	80,911	94.4	16	853,020	11.17	99 Cents Only Stores, Big Lots
Dublin Retail Center Dublin, CA	1980	154,728	0	154,728	100.0	7	1,704,222	11.01	Orchard Supply, Marshall’s, Ross Dress for Less, Michael’s Arts & Crafts
Eastridge Plaza Porterville, CA	1985	81,010	0	81,010	93.2	13	861,180	11.40	Save Mart Supermarket (5), County of Tulare

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
Elverta Crossing Sacramento, CA	1991	119,998	0	119,998	95.0	21	1,354,228	11.88	FoodMaxx Supermarkets, Goodwill Industries
Fairmont Shopping Center Pacifica, CA	1988	104,281	0	104,281	100.0	30	1,609,644	15.44	Albertson’s Supermarket, Rite Aid
Fashion Faire Place San Leandro, CA	1987	95,255	0	95,255	93.1	17	1,463,986	16.51	Ross Dress for Less, Pier 1 Imports, Sleep Train, Michael’s Arts & Crafts
Glen Cove Center Vallejo, CA	1990	66,000	0	66,000	100.0	11	991,695	15.03	Safeway Supermarket & Drug
Glenbrook Shopping Center Sacramento, CA	1973 2001	69,230	0	69,230	97.4	18	809,405	12.00	Big Lots
Heritage Park Shopping Center Suisun City, CA	1989	167,051	0	167,051	98.4	38	2,033,664	12.37	Raley’s Supermarket
Heritage Place Tulare, CA	1986	119,412	0	119,412	92.4	19	1,029,654	9.33	Save Mart Supermarket, Rite Aid
Kmart Center Sacramento, CA	1966 1983	132,630	0	132,630	100.0	17	882,362	6.65	K-Mart, Big Lots
Laguna Park Village Elk Grove, CA	1999	34,015	0	34,015	100.0	16	750,446	22.06	Big 5 Sporting Goods
Laguna Village Sacramento, CA	1996	120,893	0	120,893	100.0	21	2,235,295	18.49	United Artists Theatres, 24 Hour Fitness
Lakewood Shopping Center Windsor, CA	1988	107,769	0	107,769	99.4	27	1,209,242	11.29	Raley’s Supermarket, U.S. Post Office
Lakewood Village Windsor, CA	1992	127,237	0	127,237	100.0	40	2,144,551	16.85	Safeway Supermarket, Long’s Drugs
Manteca Marketplace Manteca, CA	1972 1988	171,953	0	171,953	98.5	25	1,961,434	11.58	Save Mart Supermarket, Rite Aid, Stadium 10 Cinemas
Mineral King Visalia, CA	1983	39,060	76,276	115,336	92.7	14	531,199	14.67	Vons Supermarket (2), Longs Drugs (2)
Mission Ridge Plaza Manteca, CA	1992	96,657	99,641	196,298	100.0	17	1,470,843	15.22	Safeway Supermarket (6), Wal-Mart (2), Mervyn’s (2), Big 5 Sporting Goods

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
Monterey Plaza San Jose, CA	1990	183,180	49,500	232,680	100.0	31	2,965,741	16.19	Wal-Mart, Albertson’s Supermarket (2), Walgreens
Northridge Plaza Fair Oaks, CA	1990	98,625	0	98,625	100.0	21	896,851	9.09	Raley’s Supermarket
Olympia Place Walnut Creek, CA	2003	114,733	28,326	143,059	85.2	9	3,644,462	37.29	Century Theatres, Cost Plus, Bombay, Bombay Kids
Park Place Vallejo, CA	1987	150,766	0	150,766	100.0	29	1,970,978	13.07	Raley’s Supermarket, 24 Hour Fitness
Pine Creek Shopping Center Grass Valley, CA	1988	217,535	0	217,535	95.8	36	2,458,973	11.80	Raley’s Supermarket, JC Penney
Plaza 580 Shopping Center Livermore, CA	1993	104,363	192,739	297,102	100.0	29	2,014,229	19.30	Target (2), Mervyn’s (2), Ross Dress for Less, Big 5 Sporting Goods
Rheem Valley Moraga, CA	1990	163,975	0	163,975	96.5	60	2,200,772	13.91	Longs Drugs, T. J. Maxx
Shops at Bakersfield Bakersfield, CA	1978	14,115	0	14,115	90.3	7	103,212	8.10
Shops at Lincoln School Modesto, CA	1988	81,443	0	81,443	98.5	18	863,558	10.76	Save Mart Supermarket
Sky Park Plaza Chico, CA	1985	186,742	4,642	191,384	97.2	30	1,935,500	10.67	Raley’s Supermarket, Ross Dress for Less, Jo-Ann Fabrics & Crafts
Southpointe Plaza Sacramento, CA	1982	189,043	4,000	193,043	100.0	30	1,855,201	9.81	Seafood City Supermarket, Big 5 Sporting Goods, Discount Variety
Ukiah Crossroads Ukiah, CA	1986	110,565	0	110,565	96.2	19	1,077,497	10.13	Raley’s Supermarket
Victorian Walk Fresno, CA	1990	102,581	0	102,581	99.0	21	957,875	9.43	Save Mart Supermarket, Rite Aid (5)
Yreka Junction Yreka, CA	1984	127,148	0	127,148	98.9	18	1,096,881	8.72	Raley’s Supermarket, JC Penney, Wal-Mart (2)

Region Total/Weighted Average		5,300,379	461,424	5,761,803	98.0	1,008	$65,275,243	$12.57

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
NEVADA/OTHER
Alamosa Plaza Las Vegas, NV	1986 2002	77,650	0	77,650	93.1	10	1,747,853	24.17	Albertson’s Supermarket
Caughlin Ranch Reno, NV	1990 1991	113,488	0	113,488	96.8	29	1,532,072	13.94	Scolari’s Supermarket
Cheyenne Commons Las Vegas, NV	1992	362,758	0	362,758	99.0	47	4,809,742	13.39	Wal-Mart, 24 Hour Fitness, Marshall’s, Ross Dress for Less
Country Club Center Albuquerque, NM	1988 1998	57,631	63,000	120,631	67.5	17	452,895	11.65	Raley’s Supermarket (2)
Decatur Meadows Las Vegas, NV	1979	111,245	0	111,245	97.5	16	1,112,570	10.26	Von’s Supermarket, Dollar Tree Cort Furniture Rental
Eagle Station Carson City, NV	1982 1994	114,258	60,000	174,258	89.6	21	978,978	9.56	Raley’s Supermarket, Mervyn’s (2)
Elko Junction Shopping Center Elko, NV	1996 1997	170,812	0	170,812	92.9	15	1,521,245	9.59	Raley’s Supermarket, Builder’s Mart
Foothills Park Place Phoenix, AZ	1990	104,880	0	104,880	100.0	1	727,872	6.94	J. C. Penney
Green Valley Town & Country Henderson, NV	1990	130,773	0	130,773	91.2	33	1,549,879	13.00	Albertson’s/Sav-On Superstore
Maysville Marketsquare Maysville, KY	1991 1993	126,507	89,612	216,119	96.4	17	906,320	7.43	Kroger Supermarket, JC Penney
Memphis Retail Center Memphis, TN	1990	51,542	40,000	91,542	97.1	12	411,690	8.23	Hancock Fabrics, Family Dollar
Mira Loma Center Reno, NV	1985	102,907	0	102,907	100.0	22	1,261,837	12.26	Scolari’s Supermarket, Long’s Drugs, Dollar Tree
North Mountain Village Phoenix, AZ	1985	94,379	53,131	147,510	99.0	25	1,042,729	11.16	Fry’s Supermarket (2), T. J. Maxx
North Reno Reno, NV	1964	126,840	0	126,840	96.8	15	814,463	6.63	Sak ‘n Save

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
Rainbow Promenade Las Vegas, NV	1995 1997	228,279	0	228,279	100.0	27	3,354,872	14.70	United Artists Theatres, Barnes & Noble, Linens 'N Things, Office Max, Cost Plus
Renaissance West Las Vegas, NV	1987	168,600	0	168,600	98.2	37	2,835,705	17.13	Food 4 Less
Sahara Pavilion North Las Vegas, NV	1989	333,679	0	333,679	96.1	65	4,720,875	14.72	Von’s Supermarket, T.J. Maxx, Shepler’s, Borders Books, Gold’s Gym, Floors N More
Sahara Pavilion South Las Vegas, NV	1990	160,842	0	160,842	92.5	22	2,255,158	15.16	Sports Authority, Office Max, Pier One
West Town Winnemucca, NV	1978 1991	65,424	0	65,424	100.0	2	463,244	7.08	Raley’s Supermarket
Winterwood Pavilion Las Vegas, NV	1990	144,653	0	144,653	83.8	24	1,378,332	11.37	Von’s Supermarket & Drug, Aaron Rents

Region Total/Weighted Average		2,847,147	305,743	3,152,890	95.4	457	$33,878,334	$12.48

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
PACIFIC NORTHWEST
Albany Plaza Albany, OR	1977 2003	109,891	30,998	140,889	100.0	20	926,669	8.43	Albertson’s Supermarket (2), Rite Aid, Big Lots, Dollar Tree
Auburn North Auburn, WA	1978 1998	171,032	0	171,032	99.3	24	1,444,931	8.51	Albertson’s Supermarket, Rite Aid, Office Depot, Craft Outlet
Bear Creek Plaza Medford, OR	1977 1998	183,850	0	183,850	88.0	26	1,306,309	8.08	Bi-Mart Drug, TJ Maxx, Big Lots, Dollar Tree
Blaine International Center Blaine, WA	1991	127,572	0	127,572	86.3	17	960,136	8.72	Cost Cutter Supermarket, Rite Aid
Canby Square Shopping Center Canby, OR	1976 2002	115,701	0	115,701	100.0	14	1,184,692	10.24	Safeway Supermarket, Rite Aid
Canyon Ridge Plaza Kent, WA	1996	86,909	181,300	268,209	100.0	19	1,125,127	12.95	Target (2), Top Foods Supermarket (2), Ross Dress for Less
Claremont Village Plaza Everett, WA	1955 1996	88,770	0	88,770	100.0	15	1,250,309	14.08	QFC Supermarket & Drug (8)
East Burnside Plaza Portland, OR	1999	38,363	0	38,363	100.0	7	618,918	16.13	QFC Supermarket & Drug (8)
Frontier Village Shopping Ctr Lake Stevens, WA	1950 2002	195,937	0	195,937	100.0	33	2,768,343	14.13	Safeway Supermarket, Bartell Drugs, GI Joe’s
Garrison Square Vancouver, WA	1962 2003	69,790	0	69,790	95.4	14	745,523	11.20	Ace Hardware, Supermax
Gateway Shopping Center Mill Creek, WA	1995 1998	96,671	0	96,671	89.9	19	1,580,316	18.18	Safeway Supermarket
Gresham Town Fair Gresham, OR	1988	265,765	0	265,765	96.2	38	2,570,707	10.06	Ross Dress for Less, GI Joe’s, PetsMart Craft Warehouse
Hermiston Plaza Hermiston, OR	1974 1999	150,396	0	150,396	93.3	20	908,277	6.47	Safeway Supermarket & Drug, Big Lots, Dollar Tree
Hood River Shopping Center Hood River, OR	1970 2000	108,554	0	108,554	100.0	12	988,534	9.11	Rosauer’s Supermarket, Hi School Pharmacy

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
Jefferson Square Seattle, WA	1985	146,829	0	146,829	92.2	40	2,457,415	18.15	Safeway, Bartell Drug
Medford Center Medford, OR	1959 2004	330,568	84,746	415,314	99.3	45	3,427,594	10.44	Tinseltown, Sears, Rite Aid (2), Safeway (2), Circuit City, 24 Hour Fitness, Ashley’s Furniture
Menlo Park Plaza Portland, OR	1957 2001	112,755	0	112,755	98.7	18	1,343,611	12.07	Walgreens, Staples
Milwaukie Marketplace Milwaukie, OR	1989	185,859	10,323	196,182	100.0	29	1,744,599	9.39	Albertson’s Supermarket, Rite Aid, Jo-Ann Fabrics & Crafts
Olympia Square Olympia, WA	1988	168,209	0	168,209	98.3	38	2,237,597	13.54	Albertson’s Supermarket & Drug, Ross Dress for Less
Olympia West Center Olympia, WA	1995	69,212	3,800	73,012	100.0	6	1,358,164	19.62	Barnes & Noble, Good Guys (5), Petco
Oregon City Shopping Center Oregon City, OR	1961 1999	246,855	0	246,855	96.9	37	2,345,740	9.81	Rite Aid, Fisherman’s Marine Supply, Michael’s Arts & Crafts, Coastal Farm and Home
Oregon Trail Center Gresham, OR	1977 1999	208,276	0	208,276	90.7	32	2,063,792	10.92	Wild Oats Supermarket, Office Depot, Big 5 Sporting Goods, Big Lots, Michael’s Arts & Crafts
Pacific Commons Spanaway, WA	1988 1990	151,233	55,241	206,474	90.3	21	1,477,234	10.81	The Marketplace Supermarket, K-Mart (2)
Panther Lake Kent, WA	1988 1992	69,090	44,237	113,327	100.0	22	945,033	13.68	Albertson’s Supermarket (2), Rite Aid
Pioneer Plaza Springfield, OR	1988	96,027	4,294	100,321	93.8	18	901,161	10.00	Safeway Supermarket & Drug
Powell Valley Junction Gresham, OR	1990 1999	107,583	0	107,583	100.0	9	964,763	8.97	Food 4 Less Supermarket, Cascade Athletic Club
Rockwood Plaza Gresham, OR	1965 2000	92,872	0	92,872	100.0	16	785,631	8.46	Dollar Tree, Volunteers of America
Sandy Marketplace Sandy, OR	1985 1997	101,438	0	101,438	62.7	19	707,762	11.12	Hi School Pharmacy, Dollar Tree
Silverdale Plaza Silverdale, WA	1981 2001	170,332	0	170,332	100.0	19	2,280,407	13.39	Safeway Supermarket, Rite Aid, Staples

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
Silverdale Shopping Center Silverdale, WA	1990	67,287	0	67,287	98.6	21	1,038,554	15.66	Ross Dress for Less
Southgate Shopping Center Milwaukie, OR	1956 1999	50,862	0	50,862	100.0	10	723,785	14.23	Office Max
Sunset Esplanade Hillsboro, OR	1989	256,034	101,909	357,943	100.0	45	3,055,187	11.93	Safeway Supermarket, Target (2), Petco, Dollar Tree, Jo-Ann Fabrics & Crafts, Rite Aid, Staples (5)
Sunset Mall Portland, OR	1973 1996	115,635	2,500	118,135	97.3	28	1,324,528	11.77	Safeway Supermarket & Drug
Sunset Square Bellingham, WA	1989	376,023	10,634	386,657	99.5	42	3,291,053	8.80	Cost Cutter Supermarket, K-Mart, Jo-Ann Fabrics & Crafts, Rite Aid, Office Max
Tacoma Central Tacoma, WA	1987 1994	156,916	165,519	322,435	100.0	22	2,095,006	13.35	Target (2), Top Food & Drug (2), Petsmart, Office Depot, TJ Maxx
Tanasbourne Village Hillsboro, OR	1990	210,992	1,209	212,201	98.9	41	3,379,174	16.20	Safeway Supermarket, Rite Aid, Hillsboro Library
Troutdale Market Troutdale, OR	1984 2001	90,137	0	90,137	62.1	8	729,730	13.04	Lamb’s Thriftway (5)

Region Total/Weighted Average		5,390,225	696,710	6,086,935	95.9	864	$59,056,313	$11.42

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
SOUTHERN CALIFORNIA
Anaheim Plaza Anaheim, CA	1995	345,708	146,000	491,708	100.0	32	4,651,947	13.46	Gigante Supermarket, Wal-Mart (3), Mervyn’s, Ross Dress for Less, Smart & Final, Comp USA, Crazy Q Bargain
Bixby Hacienda Plaza Hacienda Heights, CA	1986	135,012	0	135,012	100.0	42	2,530,503	18.74	Albertson’s Supermarket
Brookhurst Center Anaheim, CA	1982	185,247	0	185,247	96.6	42	2,321,389	12.98	Ralph’s Supermarket, Rite Aid
Canyon Square Plaza Santa Clarita, CA	1988	96,727	7,472	104,199	100.0	31	1,443,017	14.92	Albertson’s Supermarket & Drug
Chino Town Square Chino, CA	1987	337,687	188,064	525,751	94.2	49	4,536,668	14.26	Target (2), Mervyns (2), Wal-Mart (5), Ross Dress for Less
Country Fair Shopping Center Chino, CA	1992	168,264	43,440	211,704	100.0	27	2,477,018	14.72	Albertson’s Supermarket (2), Rite Aid, Petsmart
Date Palm Center Cathedral City, CA	1987	117,356	0	117,356	97.9	11	1,982,397	17.25	Sam’s Club
Del Norte Plaza Escondido, CA	1986	231,157	0	231,157	100.0	50	3,632,769	15.72	Von’s Supermarket, Sav-on Drugs, LA Fitness
El Camino North Oceanside, CA	1982 2003	367,031	126,500	493,531	99.2	63	5,678,543	15.60	Barnes & Noble, Michael’s Arts & Crafts, Petco (2), Ross Dress for Less, Stein Mart, Mervyn’s (2)
Encinitas Marketplace Encinitas, CA	1981	119,738	0	119,738	99.5	27	1,805,278	15.15	Albertson’s Supermarket
Fire Mountain Oceanside, CA	1987	92,378	0	92,378	87.1	18	1,925,172	23.92	Trader Joe’s Market, Aaron Bros., Lamps Plus
Foothill Marketplace Rancho Cucamonga, CA	1994	286,824	248,488	535,312	95.4	34	4,080,350	14.91	Food 4 Less, Petsmart, Office Depot, Sport Chalet, Circuit City (5), Wal-Mart Living Spaces Furniture
Fullerton Town Center Fullerton, CA	1987	270,647	146,880	417,527	99.5	31	4,576,657	16.99	Costco (2), AMC Theatres, Toys ‘R’ Us, Office Depot
Gardena Gateway Center Gardena, CA	1990	65,987	0	65,987	100.0	13	1,193,192	18.08	99 Ranch Market, Marukai Stores

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
Gordon Ranch Marketplace Chino Hills, CA	1991	114,573	0	114,573	99.1	41	2,139,402	18.83	Ralph’s Supermarket
Granary Square Valencia, CA	1982	143,333	0	143,333	100.0	32	2,446,624	17.07	Ralph’s Supermarket, Long’s Drugs
Kenneth Hahn Los Angeles, CA	1987	165,195	0	165,195	100.0	32	1,755,155	10.62	Food 4 Less Supermarket, Rite Aid, Factory 2 U
La Verne Towne Center La Verne, CA	1986	231,376	0	231,376	98.4	26	1,656,276	7.28	Von’s Supermarket, Target
Lakewood Plaza Bellflower, CA	1987 1989	113,511	0	113,511	100.0	11	1,345,746	11.86	Stater Bros. Supermarket, Staples
Larwin Square Shopping Center Tustin, CA	1977	210,936	0	210,936	99.7	60	3,055,747	14.54	Von’s Supermarket, Rite Aid, Big 5 Sporting Goods, The Red Bee
Loma Square San Diego, CA	1980	210,704	0	210,704	100.0	30	3,241,641	15.38	Henry’s Market, Sav-on Drugs, T.J. Maxx, Circuit City
Marina Village Huntington Beach, CA	1996 1998	149,107	0	149,107	97.4	33	1,945,301	13.39	Von’s Supermarket, Sav-on Drugs
Melrose Village Plaza Vista, CA	1990	136,922	0	136,922	100.0	35	1,733,511	12.66	Albertson’s Supermarket, Sav-on Drugs
Mountain Square Upland, CA	1988 2002	273,167	0	273,167	99.5	31	3,547,329	13.05	Pavilions Supermarket (5), Home Depot, Staples
North County Plaza Carlsbad, CA	1987	160,925	0	160,925	91.1	32	2,444,908	16.67	Marshall’s, Dollar Tree, Tuesday Morning
Oceanside Town & Country Oceanside, CA	1971	88,414	0	88,414	92.3	22	656,508	8.05	Von’s Supermarket, Long’s Drugs,
Palmdale Center Palmdale, CA	1975	81,050	0	81,050	100.0	14	651,237	8.04	Smart & Final, Dollar Tree, Big Lots
Palomar Village SC Temecula, CA	1991	139,130	9,015	148,145	100.0	37	2,121,485	15.25	Albertson’s Supermarket, Long’s Drugs
Pavilions Place Huntington Beach, CA	1986 2002	208,660	100,750	309,410	100.0	49	4,053,264	19.43	Pavilions Supermarket, Target (2), Easy Life Furniture

Property Summary

12/31/2005

Property and Location	Year Completed /Renovated	Company Owned (Sq. Ft.)	Tenant Owned (Sq. Ft.)	Total (Sq. Ft.)	% Leased as of 12/31/2005 (4)	Total # Tenants 12/31/2005 (4)	Annual Base Rent ($) (1)	Ann. Base Rent/Leased Sq. Ft. ($) (3)	Major Retailers
Rancho Las Palmas Rancho Mirage, CA	1980 2001	165,156	10,815	175,971	89.8	42	2,280,366	15.38	Von’s Supermarket, Long’s Drugs
Sam's Club Downey Downey, CA	1987	114,722	0	114,722	100.0	2	753,133	6.56	Sam’s Club (5)
San Dimas Marketplace San Dimas, CA	1997	154,020	117,000	271,020	100.0	23	2,480,136	16.10	Trader Joe’s Market, Target (2), Ross Dress for Less, Office Max, Petco
Sycamore Plaza Anaheim, CA	1976	105,085	0	105,085	100.0	26	996,550	9.48	Stater Bros. Supermarket, Sav-on Drugs
Tustin Heights Shopping Center Tustin, CA	1983	138,348	0	138,348	100.0	22	2,102,332	15.20	Ralph’s Supermarket, Long’s Drugs, Michael’s Arts & Crafts
Vermont-Slauson Shopping Ctr Los Angeles, CA	1981	169,744	0	169,744	99.1	17	1,306,628	7.77	Superior Supermarket, Sav-on Drugs, Kmart
Vineyard Village Ontario, CA	1988	97,131	0	97,131	100.0	26	1,357,937	13.98	Pep Boys, 24 Hour Fitness
Vineyard Village East Ontario, CA	1992	45,075	0	45,075	100.0	4	398,624	8.84	Sears, Dunn Edwards Paints
Vineyards Marketplace Rancho Cucamonga, CA	1991	56,019	49,134	105,153	100.0	22	976,541	17.43	Albertson’s Supermarket (2), Sav-on Drugs

Region Total/Weighted Average		6,292,066	1,193,558	7,485,624	98.3	1,139	$88,281,283	$14.28

Portfolio Total/Weighted Average		19,829,817	2,657,435	22,487,252	97.1	3,468	$246,491,172	$12.80

(1)	Annualized base rent for all leases in place at December 31, 2005 is calculated as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2)	These retailers own their own space and are not tenants of the company.

(3)	Annualized base rent divided by the owned GLA leased at December 31, 2005.

(4)	Percent leased and total number of tenants includes month to month leases.

(5)	Tenant is dark.

(6)	Tenant is Pak ‘N’ Save, a division of Safeway.

(7)	Sak ‘n Save is a division of Scolari’s Supermarket.

(8)	QFC is a division of Kroger.

Tenant Diversification Summary

Tenant Type	Total Gross Leased Area (sq. ft.)	Number of Tenants as of 12/31/2005	% of Total Leased GLA as of 12/31/2005	Annualized Base Rent in Place at December 31, 2005
				Total Annualized Base Rent ($) (3)	Percentage of Total (%)	Annualized Base Rent/ Leased Sq. ft. ($) (4)
National (1)	11,258,042	1,376	58.45	130,980,505	53.14	11.63
Regional (1)	3,673,734	301	19.07	38,873,365	15.77	10.58
Local (1)	4,329,855	1,791	22.48	76,637,302	31.09	17.70
Total	19,261,631	3,468	100.00	246,491,172	100.00	12.80
Anchor (2)	11,011,529	309	57.17	94,999,497	38.54	8.63
Non-Anchor (2)	8,250,102	3,159	42.83	151,491,675	61.46	18.36
Total	19,261,631	3,468	100.00	246,491,172	100.00	12.80

(1)	The company defines a national tenant as any tenant that operates in at least four metropolitan areas located in more than one region, (i.e. northwest, northeast, midwest, southwest or southeast); regional tenant as any tenant that operates in two or more metropolitan areas located within the same region; local tenant as any tenant that operates stores only within the same metropolitan area as the shopping center.

(2)	The Company defines anchors as tenants which lease 15,000 square feet or more and non-anchors as tenants which lease less than 15,000 square feet.

(3)	Annualized base rent for all leases in place is calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(4)	Annualized base rent divided by GLA leased.

Pan Pacific Retail Properties

Major Tenants as of December 31, 2005

Tenants	Number of Leases	Leased GLA (Sq. Ft.)	% of Total Owned GLA	Annualized Base Rent in Place at Period End
				Total Ann. Base Rent ($) (1)	Ann. Base Rent/Sq. Ft. ($) (2)	% of Total Ann. Base Rent
VONS/SAFEWAY/PAK ‘N SAVE	24	1,097,005	5.68%	$8,823,834	$8.04	3.58%
RALEY’S/BEL AIR	17	1,007,761	5.22	7,141,523	7.09	2.90
ALBERTSONS/SAVON	20	800,940	4.15	5,910,770	7.38	2.40
WAL-MART	5	527,329	2.73	5,273,351	10.00	2.14
KROGER/RALPHS/QFC/FOOD4LESS	11	402,175	2.08	3,835,668	9.54	1.56
RITE AID	22	550,460	2.85	3,730,246	6.78	1.51
ROSS DRESS FOR LESS	13	351,717	1.82	3,353,563	9.53	1.36
HOLLYWOOD VIDEO	22	141,321	0.73	2,758,715	19.52	1.12
BLOCKBUSTER VIDEO	24	132,118	0.68	2,637,062	19.96	1.07
SAVE MART/FOODMAXX	9	362,747	1.88	2,469,073	6.81	1.00

Total:	167	5,373,573	27.82%	$45,933,805	$8.55	18.64%

(1)	Annualized base rent for all leases in place at 12/31/2005 calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12.

(2)	Annualized base rent divided by gross leasable area.

Lease Expiration Analysis *

As of 12/31/2005

	Lease Expiration Year		Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	% of Total Leased GLA	Annualized Base Rent in Place at 12/31/2005
						Total Ann. Base Rent ($) (2)	% of Total Ann. Base Rent	Ann. Base Rent ($/Sq.Ft.)(3)
All Anchor Leases (1)
1	2006		13	578,983	3.05%	6,412,890	2.63%	11.08
2	2007		20	709,425	3.73%	4,380,053	1.80%	6.17
3	2008		31	884,841	4.66%	6,688,080	2.74%	7.56
4	2009		36	1,438,481	7.57%	10,028,410	4.11%	6.97
5	2010		34	962,595	5.07%	9,078,111	3.72%	9.43
6	2011		29	923,194	4.86%	7,393,491	3.03%	8.01
7	2012		30	1,006,821	5.30%	9,616,255	3.94%	9.55
8	2013		20	644,790	3.39%	4,932,870	2.02%	7.65
9	2014		18	649,651	3.42%	5,471,955	2.24%	8.42
10	2015		18	665,658	3.50%	6,386,420	2.62%	9.59
11	2016	+	57	2,490,022	13.11%	24,742,458	10.14%	9.94

TOTAL/WEIGHTED AVERAGE			306	10,954,461	57.66%	95,130,992	38.99%	8.68

All Non-Anchor Leases (1)
1	2006		464	1,043,302	5.49%	19,200,364	7.87%	18.40
2	2007		626	1,468,513	7.73%	25,761,969	10.56%	17.54
3	2008		550	1,376,430	7.24%	23,917,676	9.80%	17.38
4	2009		450	1,288,632	6.78%	22,750,384	9.32%	17.65
5	2010		468	1,174,223	6.18%	22,859,900	9.37%	19.47
6	2011		146	479,442	2.52%	9,933,160	4.07%	20.72
7	2012		84	288,078	1.52%	5,166,983	2.12%	17.94
8	2013		90	317,139	1.67%	7,048,881	2.89%	22.23
9	2014		67	242,094	1.27%	5,104,685	2.09%	21.09
10	2015		44	131,484	0.69%	3,071,222	1.26%	23.36
11	2016	+	67	235,705	1.24%	4,056,480	1.66%	17.21

TOTAL/WEIGHTED AVERAGE			3,056	8,045,042	42.34%	148,871,704	61.01%	18.50

All Leases
1	2006		477	1,622,285	8.54%	25,613,254	10.50%	15.79
2	2007		646	2,177,938	11.46%	30,142,022	12.35%	13.84
3	2008		581	2,261,271	11.90%	30,605,756	12.54%	13.53
4	2009		486	2,727,113	14.35%	32,778,794	13.43%	12.02
5	2010		502	2,136,818	11.25%	31,938,011	13.09%	14.95
6	2011		175	1,402,636	7.38%	17,326,650	7.10%	12.35
7	2012		114	1,294,899	6.82%	14,783,238	6.06%	11.42
8	2013		110	961,929	5.06%	11,981,751	4.91%	12.46
9	2014		85	891,745	4.69%	10,576,640	4.33%	11.86
10	2015		62	797,142	4.20%	9,457,642	3.88%	11.86
11	2016	+	124	2,725,727	14.35%	28,798,938	11.80%	10.57

TOTAL/WEIGHTED AVERAGE			3,362	18,999,503	100.00%	244,002,696	100.00%	12.84

Note: Number of Leases expiring does not include tenants on a month-to-month agreement, whose combined occupancy totals 256,428 sq. ft.

*	Assumes no renewal options are exercised.

(1)	The company defines anchors as single tenants which lease 15,000 square feet or more, non-anchors defined as tenants which lease less than 15,000 square feet.

(2)	Annualized base rent for all leases in place at report date calculated as follows: total base rent, calculated in accordance with GAAP, to be received during the entire term of each lease, divided by the term in months for such leases, multiplied by 12.

(3)	Annualized base rent divided by gross leaseable area as of report date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matters were submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange on August 8, 1997, under the symbol “PNP”. On February 16, 2006, we had approximately 1,201 stockholders of record and approximately 20,750 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the New York Stock Exchange and the dividends declared by us.

	High	Low	Dividends Declared
First Quarter 2005	$61.93	$56.25	$0.5900
Second Quarter 2005	$68.00	$56.10	$0.5900
Third Quarter 2005	$70.49	$64.15	$0.5900
Fourth Quarter 2005	$68.30	$60.25	$0.5900
First Quarter 2004	$52.60	$47.85	$0.5425
Second Quarter 2004	$53.16	$41.80	$0.5425
Third Quarter 2004	$54.46	$48.88	$0.5425
Fourth Quarter 2004	$62.70	$54.81	$0.5425

The fourth quarter 2005 and 2004 dividends on an annualized basis amount to $2.36 and $2.17 per share, respectively. All dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, our financial condition and any other factors our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to REITs under the Internal Revenue Code, we are required to make distributions to holders of our shares in an amount at least equal to 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data on a historical basis. The following data should be read in connection with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto located elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share data)

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(revised) (1)	(revised) (1)	(revised) (1)	(revised) (1)
STATEMENTS OF INCOME DATA:
Total revenue	$308,439	$286,650	$258,950	$186,877	$173,766
Property and general and administrative expenses	83,742	82,101	72,409	48,546	45,090
Depreciation and amortization	56,103	48,011	39,266	29,976	27,773
Interest expense	69,352	62,619	58,473	45,926	46,196
Income from continuing operations (2)	96,838	91,580	86,348	60,972	56,315
Discontinued operations	14,467	10,409	18,088	16,680	7,907
Net income	111,305	101,989	104,436	77,652	64,222
Basic earnings per share:
Income from continuing operations	2.40	2.28	2.19	1.82	1.77
Discontinued operations	0.35	0.26	0.46	0.50	0.25
Net income	2.75	2.54	2.65	2.32	2.02
Diluted earnings per share:
Income from continuing operations	2.38	2.26	2.16	1.81	1.73
Discontinued operations	0.35	0.26	0.45	0.49	0.24
Net income	2.73	2.52	2.61	2.30	1.97
Distributions declared per share	2.36	2.17	2.03	1.90	1.82

	As of December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Properties, net	$1,982,153	$1,892,131	$1,773,894	$1,306,033	$1,233,189
Total assets	2,098,764	1,995,444	1,863,348	1,424,240	1,339,290
Notes payable	390,132	343,736	345,077	239,541	229,135
Line of credit payable	44,500	113,000	48,250	66,000	165,300
Senior notes	653,908	554,290	503,708	428,677	273,800
Minority interests	28,794	30,079	32,325	15,804	20,748
Stockholders’ equity	938,043	915,134	892,285	648,635	622,458

(1)	Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported to separately reflect the results of discontinued operations for properties that were sold during the years ended December 31, 2005, 2004, 2003 and 2002. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2004, 2003, 2002 and 2001.
(2)	Income from continuing operations includes minority interests and gain on sale of real estate (excluding the amount included in discontinued operations in 2005, 2004 and 2003).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the years ended December 31, 2004 and 2003 to separately reflect the results of discontinued operations for properties that have since been sold or classified as held for sale. The revision had no impact on our consolidated balance sheets or our statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2004 and 2003. See the discussions of discontinued operations in the “Results of Operations” section below.

Cautionary Language

The discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management’s current views with respect to future events and financial performance. Forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of our stock, financial performance and operations of our shopping centers, real estate market conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions and dispositions, including the completion of customary due diligence and closing conditions, the Company’s ability to successfully integrate acquired assets, changes in the availability of additional acquisitions and disposition opportunities, changes in local or national economic conditions, changes in tax laws, acts of terrorism or war and other risks detailed from time to time in reports filed with the Securities and Exchange Commission.

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

During the year ended December 31, 2005, six shopping center assets were acquired and one non-strategic asset was sold, the proceeds of which were used to pay down a portion of the borrowings under our revolving credit facility. During the year ended December 31, 2004, four non-strategic assets were sold. The cash proceeds were used toward the purchase of two shopping center assets and to pay down a portion of the borrowings under our revolving credit facility.

A significant portion of our historic growth has come through acquisitions. However, the acquisition environment has become more competitive over the last several years and it has become increasingly difficult to find acquisitions that meet our financial return objectives. Given this difficult acquisition market and our current expectations, we anticipate a slower growth rate over the next year or two. We will continue to strategically manage our portfolio by selectively pursuing acquisitions in markets where attractive opportunities exist and upgrading our portfolio by disposing of underperforming properties.

Results of Operations

Comparison of the Year ended December 31, 2005 to the Year ended December 31, 2004

Revenue

	For the Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(dollars in thousands)	2005	2004
Base rent	$237,554	$217,726	$19,828	9.1%
Percentage rent	2,856	2,800	56	2.0%
Recoveries from tenants	62,619	57,237	5,382	9.4%
Income from unconsolidated entities	418	438	(20)	(4.6)%
Other	4,992	8,449	(3,457)	(40.9)%

Total revenue	$308,439	$286,650	$21,789	7.6%

Tenant recovery percentage	92.3%	87.5%

The increase in rental revenue, which includes base rent and percentage rent, resulted principally from the increase in rental rates we are achieving through our leasing initiatives and the acquisitions of six shopping center assets in 2005 and five shopping center assets in 2004.

The increase in recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, resulted primarily from the acquisitions of shopping center assets in 2005 and 2004. In addition, recoveries from tenants increased because recoverable expenses increased. The increase in the tenant recovery percentage is due to lower bad debt expense, which is non-recoverable, and stronger expense recovery language in leases that we renew.

The decrease in other income resulted primarily from miscellaneous income recorded in 2004 that related to future cash flow participation in a property that was paid off in advance as well as income from the reversal of the remaining balance of a general legal accrual that was established at the time of the Center Trust acquisition. Additionally, the decrease is attributable to a decrease in income related to tenants who have defaulted on their leases and income on a miscellaneous note receivable recorded in 2004. These decreases are offset by an increase due to the reduction of a portion of the environmental reserves that had been recorded upon the acquisition of certain properties.

Expenses

	For the Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(dollars in thousands)	2005	2004
Property operating	$42,331	$41,430	$901	2.2%
Property taxes	25,481	24,011	1,470	6.1%
Depreciation and amortization	56,103	48,011	8,092	16.9%
Interest	69,352	62,619	6,733	10.8%
General and administrative	14,999	13,027	1,972	15.1%
Impairment loss	—	642	(642)	(100.0)%
Other	931	2,991	(2,060)	(68.9)%

Total expenses	$209,197	$192,731	$16,466	8.5%

The increase in property operating expenses was primarily due to the acquisitions of shopping center assets in 2005 and 2004, as well as increases in common area costs, including cleaning costs, repairs and grounds maintenance, general building expenses, insurance costs, security costs and utilities. These increases were offset by decreases in bad debt expense and legal costs.

The increase in property taxes was primarily the result of the acquisitions of shopping center assets in 2005 and 2004.

The increase in depreciation and amortization was primarily due to the amortization of the value of the leases in place for properties acquired in 2005 and 2004, as well as depreciation related to properties acquired in 2005 and 2004.

The increase in interest expense was a result of additional amounts drawn on our revolving credit facility to finance property acquisitions during 2005 and 2004. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. Interest expense also increased as a result of our issuance of $100,000,000 in aggregate principal amount of senior notes in August 2005, our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004 and our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004. The stated interest rates of 5.25%, 5.95% and 5.95%, respectively, on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. The borrowing on our credit line had a weighted average interest rate of 5.10% at December 31, 2005.

The increase in general and administrative expenses resulted primarily from an increase in compensation costs and an increase in audit expense recognized related to Sarbanes-Oxley 404 compliance work. These increases were offset by a decrease in consultant fees related to Sarbanes-Oxley 404 compliance work. As a percentage of total revenue, general and administrative expenses were 4.9% for the year ended December 31, 2005 as compared to 4.5% for the year ended December 31, 2004.

The impairment loss of $642,000 for the year ended December 31, 2004 represents a charge related to a parcel of land in Reno, Nevada, originally acquired in the Western Properties Trust merger transaction, that had been held for potential development. In the third quarter of 2004, we sold the land parcel for less than the recorded book value, which resulted in the impairment loss.

The decrease in other expense resulted primarily from the write down during the year ended December 31, 2004, of a receivable related to a lawsuit we brought against insurance carriers to recover our legal and settlement expenses incurred in connection with a shareholder suit related to our acquisition of Western Properties Trust in November 2000. This decrease was offset by higher costs in 2005 related to potential property acquisitions that we did not complete.

Discontinued operations for the year ended December 31, 2005 of $14,467,000 reflects the operating results of one non-strategic asset that was sold during 2005 and one non-strategic asset that was classified as held for sale at December 31, 2005. Included in this amount is gain on the sale of the asset of $13,087,000. Discontinued operations for the year ended December 31, 2004 of $10,409,000 reflects the operating results of three of four non-strategic assets that were sold during 2004. Included in this amount is gain on the sales of the four assets of $8,245,000.

Comparison of the Year ended December 31, 2004 to the Year ended December 31, 2003

Revenue

	For the Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(dollars in thousands)	2004	2003
Base rent	$217,726	$199,321	$18,405	9.2%
Percentage rent	2,800	2,669	131	4.9%
Recoveries from tenants	57,237	50,833	6,404	12.6%
Income from unconsolidated entities	438	802	(364)	(45.4)%
Other	8,449	5,325	3,124	58.7%

Total revenue	$286,650	$258,950	$27,700	10.7%

Tenant recovery percentage	87.5%	86.0%

The increase in rental revenue, which includes base rent and percentage rent, resulted principally from the acquisition and lease-up of the Center Trust portfolio, the addition of Olympia Place as an operating property which had been under development in 2003, and was placed into service in January 2004, and the acquisitions of seven other shopping center assets in 2004 and 2003.

The increase in recoveries from tenants resulted primarily from the acquisition of the Center Trust portfolio, the addition of Olympia Place as an operating property which had been under development in 2003 and the acquisitions of seven other shopping center assets in 2004 and 2003. In addition, recoveries from tenants increased because recoverable expenses increased. The increase in recovery percentage compared to the prior year period reflects the impact of the lease-up and re-leasing of the Center Trust portfolio.

The increase in other income resulted primarily from miscellaneous income related to future cash flow participation in a property that was paid off in advance as well as income from the reversal of the remaining balance of a general legal accrual that was established at the time of the Center Trust acquisition.

Expenses

	For the Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(dollars in thousands)	2004	2003
Property operating	$41,430	$37,961	$3,469	9.1%
Property taxes	24,011	21,162	2,849	13.5%
Depreciation and amortization	48,011	39,266	8,745	22.3%
Interest	62,619	58,473	4,146	7.1%
General and administrative	13,027	12,600	427	3.4%
Impairment loss	642	—	642	100.0%
Other	2,991	686	2,305	336.0%

Total expenses	$192,731	$170,148	$22,583	13.3%

The increase in property taxes was primarily the result of the addition of Olympia Place as an operating property which had been under development in 2003 and the acquisitions of other shopping center assets in 2004 and 2003.

The increase in depreciation and amortization was primarily due to depreciation on Olympia Place and expansion space at El Camino North which were under development in 2003, amortization of in-place lease value as well as depreciation on properties acquired in 2004 and 2003.

The increase in interest expense was partially the result of the debt we assumed in the Center Trust acquisition as well as amounts we borrowed on our revolving credit facility to repay Center Trust’s line of credit and to pay off certain notes payable. The increase was also a result of additional amounts drawn on our revolving credit facility to finance properties acquired during 2004 and 2003. Our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. Interest expense also increased as a result of our issuance of $75,000,000 in aggregate principal amount of senior notes in June 2003, our issuance of $50,000,000 in aggregate principal amount of senior notes in May 2004 and our issuance of $50,000,000 in aggregate principal amount of senior notes in July 2004. The stated interest rates of 4.70%, 5.95% and 5.95%, respectively, on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of the notes offerings. These increases in interest expense were partially offset by a decrease in interest expense resulting from the payoff of $50,000,000 of 7.88% senior notes in February 2004 with a borrowing on our credit line which had a weighted average interest rate of 3.18% at December 31, 2004.

The increase in general and administrative expenses resulted primarily from annual compensation increases. As a percentage of total revenue, general and administrative expenses were 4.5% for the year ended December 31, 2004 as compared to 4.9% for the year ended December 31, 2003.

The impairment loss of $642,000 represents a charge related to a parcel of land in Reno, Nevada, originally acquired in the Western Properties Trust merger transaction, that had been held for potential development. In the third quarter of 2004, we sold the land parcel for less than the recorded book value which resulted in the impairment loss.

The increase in other expense resulted primarily from a write down of a receivable related to a lawsuit we brought against insurance carriers to recover our legal and settlement expenses incurred in connection with a shareholder suit related to our acquisition of Western Properties Trust in November 2000.

Discontinued operations for the year ended December 31, 2004 of $10,409,000 reflects the operating results of three of four non-strategic assets that were sold during 2004. Included in this amount is gain on sale of $8,245,000. Discontinued operations for the year ended December 31, 2003 of $18,088,000 reflects the operating results of eight of nine non-strategic assets that were sold during 2003 and three of four non-strategic assets that were sold during 2004. Included in this amount is gain on sale of $10,571,000.

Cash Flows

Comparison of the Year ended December 31, 2005 to the Year ended December 31, 2004

Net cash provided by continuing operating activities increased by $19,302,000 to $151,425,000 for the year ended December 31, 2005, as compared to $132,123,000 for the year ended December 31, 2004. The increase was primarily the result of operating income arising from properties acquired in 2005 and 2004 and an increase in accounts payable, accrued expenses and other liabilities, offset by a decrease in accounts receivable.

Net cash used in continuing investing activities decreased by $76,580,000 to $98,918,000 for the year ended December 31, 2005, as compared to $175,498,000 for the year ended December 31, 2004. The decrease was primarily due to a decrease in acquisitions of and additions to properties and acquired lease-related intangibles and an increase in the collections of notes receivable.

Net cash used in financing activities increased by $90,842,000 to $79,194,000 for the year ended December 31, 2005, as compared to net cash provided by financing activities of $11,648,000 for the year ended December 31, 2004. The increase primarily resulted from a net reduction in line of credit borrowings and an increase in distributions paid, offset by a decrease in notes payable payments and the repayment of senior notes during the year ended December 31, 2004.

Comparison of the Year ended December 31, 2004 to the Year ended December 31, 2003

Net cash provided by continuing operating activities increased by $6,986,000 to $132,123,000 for the year ended December 31, 2004, as compared to $125,137,000 for the year ended December 31, 2003. The increase was primarily the result of operating income arising from properties acquired in 2004 and 2003, offset by an increase in prepaid expenses and a decrease in accounts payable, accrued expenses and other liabilities.

Net cash used in continuing investing activities increased by $101,345,000 to $175,498,000 for the year ended December 31, 2004, as compared to $74,153,000 for the year ended December 31, 2003. The increase was primarily the result of an increase in acquisitions of and additions to properties and acquired lease-related intangibles and a decrease in the collections of notes receivable, offset by a decrease in cash used in the acquisition of Center Trust.

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

Liquidity and Capital Resources

Our total market capitalization at December 31, 2005 was approximately $3,852,490,000, based on the market closing price of our common stock at December 31, 2005 of $66.89 per share (assuming the conversion of 619,755 operating subsidiary units to common stock) and our debt outstanding of approximately $1,088,540,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 28.3% at December 31, 2005. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In September 2004, we entered into an amended and restated $300,000,000 revolving credit facility with a maturity date of March 2007. At December 31, 2005, we had $44,500,000 drawn on our revolving credit facility leaving $255,500,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.65% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at December 31, 2005 was 5.10%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The amended and restated revolving credit facility contains certain financial and other covenants which we believe we are in compliance with at December 31, 2005.

In August 2005, we issued $100,000,000 of 5.25% senior notes due September 1, 2015. In May 2004, we issued $50,000,000 of 5.95% senior notes due June 1, 2014. In July 2004, we issued an additional $50,000,000 of the 5.95% senior notes due June 1, 2014. In June 2003, we issued $75,000,000 of 4.70% senior notes due June 1, 2013. The net proceeds from the offerings were used to repay a portion of the borrowings under our revolving credit facility. Consistent with senior notes previously issued by us, we are bound by certain financial covenants which we believe we are in compliance with at December 31, 2005.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we are not a party to any derivative financial instruments at December 31, 2005. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2003	January 7, 2003	January 14, 2003	February 14, 2003	$0.5000
June 30, 2003	May 12, 2003	May 23, 2003	June 13, 2003	$0.5100
September 30, 2003	August 14, 2003	August 29, 2003	September 15, 2003	$0.5100
December 31, 2003	November 4, 2003	November 28, 2003	December 15, 2003	$0.5100
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$0.5425
June 30, 2004	May 17, 2004	May 28, 2004	June 15, 2004	$0.5425
September 30, 2004	August 4, 2004	August 27, 2004	September 15, 2004	$0.5425
December 31, 2004	November 11, 2004	November 26, 2004	December 15, 2004	$0.5425
March 31, 2005	February 17, 2005	February 25, 2005	March 15, 2005	$0.5900
June 30, 2005	April 29, 2005	May 27, 2005	June 15, 2005	$0.5900
September 30, 2005	August 16, 2005	August 26, 2005	September 15, 2005	$0.5900
December 31, 2005	October 27, 2005	November 23, 2005	December 15, 2005	$0.5900

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

Off-Balance Sheet Arrangements

In 2003, we received a return of capital of $5,790,000 from our investment in Plaza Escuela Holding Co., LLC. In February 2004, we received a return of capital of $600,000. We received a return of capital for our remaining equity investment of $1,205,000 during the second quarter of 2004. We were entitled to receive 25% of the operating cash flows from the property through November 2008. In the fourth quarter of 2004, we agreed to receive $1,354,000 in exchange for our right to receive these future operating cash flows. This amount was recorded as other revenue in the accompanying 2004 consolidated statement of income. Proceeds from the returns of capital and cash flow participation were used primarily to repay borrowings under our revolving credit facility.

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. At December 31, 2005, the balance of the joint venture’s note payable to purchase the building on the property, which bears interest at 7%, was $17,846,000. The note payable is secured by the property and is not guaranteed by us. This is the only off-balance sheet transaction to which we are a party. In the fourth quarter of 2005, we assumed a note receivable as part of an agreement to extend financing to the joint venture to construct another building at the project. At December 31, 2005, the balance on this note receivable, which bears interest at 7%, was $478,000. We account for this joint venture under the equity method.

Contractual Obligations and Contingent Liabilities

Our indebtedness outstanding at December 31, 2005, which includes debt discounts and premiums of $200,000 and excludes interest, representing regularly scheduled principal reductions, balloon payments, scheduled senior note redemptions and amounts due on our revolving credit facility, is as follows:

Year	Amount (in thousands)
2006	$61,379
2007	$179,033
2008	$30,071
2009	$139,865
2010	$50,053
2011	$172,280
2012	$48,006
2013	$175,528
2014	$100,557
2015	$131,568

$1,088,340
Unamortized premiums and discounts, net	$200

$1,088,540

Payments due in 2006 include senior note redemptions of $25,000,000. Payments due in 2007 include the balance drawn on our revolving credit facility at December 31, 2005 of $44,500,000 and senior note redemptions of $55,000,000. Payments due in 2008, 2010, 2011, 2013, 2014 and 2015 include senior note redemptions of $25,000,000, $25,000,000, $150,000,000, $175,000,000, $100,000,000 and $100,000,000, respectively. Payments due in 2015 also include property level bonds of $6,000,000. With regard to the payments noted above, it is likely that we will not have sufficient funds on hand to repay these amounts at maturity. Therefore, we expect to refinance this debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

We have future obligations relating to construction contracts and leases for real estate and office equipment under operating leases expiring at various dates through 2084. Rental expense was $1,729,000, $2,038,000 and $1,782,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Committed amounts under construction contracts due in 2006 total approximately $3,322,000. Committed amounts under construction contracts and minimum rentals under noncancellable operating leases in effect at December 31, 2005 were as follows:

Year	Amount (in thousands)
2006	$4,831
2007	1,506
2008	1,526
2009	1,387
2010	1,252
2011 and subsequent	44,059

$54,561

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

Impact of New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. In April 2005, the Securities and Exchange Commission delayed the effective date of required adoption of SFAS No. 123R to the first fiscal year beginning after June 15, 2005. The adoption of this Statement will not have a material effect on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations–an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principle Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our financial position or results of operations.

Emerging Issues Task Force (EITF) Issue 04-5, Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We will not be required to consolidate our current unconsolidated investment nor will this EITF have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of our credit agreements and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates, although we use our line of credit for short-term borrowing purposes, and could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at December 31, 2005. We do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2005 in relation to total assets of $2,098,764,000 and an equity market capitalization of $2,763,949,000 (assuming the conversion of 619,755 operating subsidiary units to common stock).

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values as of December 31, 2005 and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed-rate debt (1)(2)	$61,379	$134,533	$30,071	$139,865	$50,053	$621,939	$1,037,840	$1,042,441
Average interest rate	7.17%	7.19%	7.16%	7.11%	7.47%	6.31%	6.66%	5.34%

Variable-rate debt (1)	—	$44,500	—	—	—	$6,000	$50,500	$50,500
Average interest rate	—	5.10%	—	—	—	3.41%	4.90%	4.90%

(1)	Principal amounts shown are in thousands.
(2)	Excludes unamortized discounts and premium on senior notes, net of unamortized discounts and premiums on notes payable, of $(200,000).

The table incorporates only those exposures that exist as of December 31, 2005, and does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1 and are hereby incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K in that we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held in April 2006 (the “Proxy Statement”) and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the section captioned “Proposal One: Election of Directors” of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the section captioned “Executive Compensation” of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The following consolidated financial information is filed as a part of and is included in Item 8 of this Annual Report on Form 10-K.

1. Consolidated Financial Statements:

2. Consolidated Financial Statement Schedule:

Schedule III—Properties and Accumulated Depreciation	F-29

3. Exhibits:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Pan Pacific Retail Properties, Inc. dated August 11, 1997, as amended by the Articles of Amendment to the Articles of Amendment and Restatement of Pan Pacific Retail dated May 20, 2004 (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

4.1	Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

4.2	Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.4	Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.5	Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.6	Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.7	Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.8	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.9	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.10	Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

Exhibit No.	Description
4.11	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, filed on June 20, 2002, and incorporated herein by reference).

4.12	Minutes of a meeting of the Pricing Committee held on June 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, filed on June 20, 2002, and incorporated herein by reference).

4.13	Form of 6.125% Notes due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.14	Minutes of a meeting of the Pricing Committee held on December 12, 2002 designating the terms of 6.125% Notes due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.15	Form of 4.70% Note due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.16	Minutes of a meeting of the Pricing Committee held on May 28, 2003 designating the terms of the 4.70% Note due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.17	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.18	Minutes of a meeting of the Pricing Committee held on May 21, 2004 designating the terms of the 5.95% Note due 2014 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.19	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

4.20	Minutes of a meeting of the Pricing Committee held on July 14, 2004 designating the terms of the 5.95% Note due 2014 (previously Filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

4.21	Form of 5.25% Note due 2015 (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 23, 2005 and incorporated herein by reference).

4.22	Officer’s Certificate pursuant to Section 201, 301 and 303 of the Indenture, dated April 6, 2001, between Pan Pacific Retail Properties, Inc. and the Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled “5.25% Senior Unsecured Notes due 2015” (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 23, 2005, and incorporated herein by reference).

Exhibit No.	Description
4.23	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Myrtle Gronske, the Harry J. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, Hughes Investments, Visalia MKP, Inc., HI-Loma, HI-NC, Hughes Milliken Associates, CJJ Limited Partnership, Bartfam, Cecile C. Bartman, Trustee under the Will of Bernard Citron, Deceased, Cecile Citron Bartman Trust dated September 26, 2001, Rebecca Jean Speer Trust U/A/D November 9, 1994, Doreann Speer Gibson Trust U/A/D October 13, 1989, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Rebecca Speer, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Linda Speer Fortune, Trust “D”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 and Trust “A”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 (previously filed as Exhibit 4.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333- 103498) and incorporated herein by reference).

4.24	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Saul Kreshek, Ernest Grossman and Margaret Lewicki (previously filed as Exhibit 4.19 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

10.1	The 1997 Stock Option and Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).*

10.2	The 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Appendix A to Pan Pacific Retail Properties, Inc.’s Proxy Statement for the 2000 Annual Meeting of Stockholders).*

10.3	Form of Officers and Directors Indemnification Agreement (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 Registration No. 333-28715) and incorporated herein by reference).

10.4	Form of Non-Competition Agreement (previously filed as Exhibit 10.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

10.5	Member’s Interest Purchase Agreement, dated as of August 13, 1999, by and among Pan Pacific Retail Properties, Inc., Pan Pacific (RLP), Inc. and Stanley W. Gribble (previously filed as Exhibit 10.15 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.6	Loan Assumption and Modification Agreement, dated as of September 23, 1999, by and between Pan Pacific Retail Properties, Inc. and La Salle National Bank (previously filed as Exhibit 10.16 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

Exhibit No.	Description
10.7	Operating Agreement of Pan Pacific (Rancho Las Palmas), LLC, dated as of September 23, 1999 (previously filed as Exhibit 10.17 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.8	Contribution Agreement and Escrow Instructions, dated as of August 13, 1999, by and between Pan Pacific Retail Properties, Inc. and Rancho Las Palmas Center Associates (previously filed as Exhibit 10.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-4 (Registration No. 333-45944) and incorporated herein by reference).

10.9	Form of Second Amended and Restated Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Stuart A. Tanz (previously filed as Exhibit 10.11 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*

10.10	Form of Employment Agreement, dated as of October 29, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Joseph B. Tyson (previously filed as Exhibit 10.12 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31 2001 and incorporated herein by reference).*

10.11	Form of Second Amended and Restated Employment Agreement, dated as of October 30, 2001, between Pan Pacific Retail Properties, Inc. and Mr. Jeffrey S. Stauffer (previously filed as Exhibit 10.13 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*

10.12	Form of Restricted Stock Agreement between Pan Pacific Retail Properties, Inc. and each of Messrs. Stuart A. Tanz, Jeffrey S. Stauffer and Joseph B. Tyson (previously filed as Exhibit 10.14 to Pan Pacific Retail Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*

10.13	Second Amended and Restated Agreement of Limited Partnership of CT Operating Partnership, L.P., dated as of January 17, 2003 (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

10.14	Form of Restricted Stock Agreement between Stuart A. Tanz and Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.15	Form of Restricted Stock Agreement between Joseph B. Tyson and Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.16	Form of Restricted Stock Agreement between Jeffrey S. Stauffer and Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.3 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

Exhibit No.	Description
10.17	Restricted Stock Agreement, dated as of February 5, 2004, between Pan Pacific Retail Properties, Inc. and Stuart A. Tanz (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*

10.18	Restricted Stock Agreement, dated as of February 5, 2004, between Pan Pacific Retail Properties, Inc. and Joseph B. Tyson (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*

10.19	Restricted Stock Agreement, dated as of February 5, 2004, between Pan Pacific Retail Properties, Inc. and Jeffrey S. Stauffer (previously filed as Exhibit 10.3 to Pan Pacific Retail Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*

10.20	Amendment to the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (previously filed as Exhibit 10.4 to Pan Pacific Retail Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*

10.21	Second Amended and Restated Revolving Credit Agreement dated as of September 3, 2004 by and among Pan Pacific Retail Properties, Inc., certain subsidiaries of Pan Pacific Retail Properties, Inc. and Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and US Bank, National Association as Co-Syndication Agents, Wachovia Bank, National Association as Documentation Agent, AmSouth Bank, PNC Bank, National Association and Eurohypo AG, New York Branch as Co-Agents and the other lenders as identified therein (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on September 8, 2004, and incorporated herein by reference).

10.22	First Amendment to Second Amended and Restated Employment Agreement, dated as of March 24, 2005, between Pan Pacific Retail Properties, Inc. and Jeffrey S. Stauffer (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on March 25, 2005, and incorporated herein by reference).*

10.23	First Amendment to Second Amended and Restated Employment Agreement, dated as of March 24, 2005, between Pan Pacific Retail Properties, Inc. and Stuart A. Tanz (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on March 25, 2005, and incorporated herein by reference).*

10.24	First Amendment to Employment Agreement, dated as of March 24, 2005, between Pan Pacific Retail Properties, Inc. and Joseph B. Tyson (previously filed as Exhibit 10.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on March 25, 2005, and incorporated herein by reference).*

10.25	Restricted Stock Agreement, dated as of August 15, 2005, between Pan Pacific Retail Properties, Inc. and Jeffrey S. Stauffer (previously filed as Exhibit 10.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 16, 2005, and incorporated herein by reference).*

10.26	Restricted Stock Agreement, dated as of August 15, 2005, between Pan Pacific Retail Properties, Inc. and Stuart A. Tanz (previously filed as Exhibit 10.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 16, 2005, and incorporated herein by reference).*

Exhibit No.	Description
10.27	Restricted Stock Agreement, dated as of August 15, 2005, between Pan Pacific Retail Properties, Inc. and Joseph B. Tyson (previously filed as Exhibit 10.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 16, 2005, and incorporated herein by reference).*

12.1**	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of KPMG LLP.

31.1**	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1**	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Management contract or compensatory plan or arrangement
**	Filed Herewith

(b) Item 601 Exhibits

      Reference is hereby made to the Index of Exhibits under Item 15(a)(3) of Part IV of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2006.

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

Signature	Title	Date
/s/ Mark J. Riedy	Director	February 21, 2006
Mark J. Riedy

/s/ Bernard M. Feldman	Director	February 21, 2006
Bernard M. Feldman

/s/ David P. Zimel	Director	February 21, 2006
David P. Zimel

/s/ Joseph P. Colmery	Director	February 21, 2006
Joseph P. Colmery

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pan Pacific Retail Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pan Pacific Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

San Diego, California

February 21, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pan Pacific Retail Properties, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pan Pacific Retail Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pan Pacific Retail Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pan Pacific Retail Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pan Pacific Retail Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pan Pacific Retail Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 21, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

San Diego, California

February 21, 2006

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS:

Properties, at cost:
Land	$574,048	$549,722
Buildings and improvements	1,581,489	1,482,118
Tenant improvements	66,702	60,472

	2,222,239	2,092,312
Less accumulated depreciation and amortization	(240,086)	(200,181)

	1,982,153	1,892,131

Investment in unconsolidated entities	1,379	1,387
Cash and cash equivalents	5,859	2,411
Accounts receivable (net of allowance for doubtful accounts of $2,121 and $3,892, respectively)	10,813	11,853
Accrued rent receivable (net of allowance for doubtful accounts of $3,283 and $3,306, respectively)	28,699	25,936
Notes receivable	3,046	7,511
Deferred lease commissions (net of accumulated amortization of $9,769 and $7,808, respectively)	15,526	14,188
Prepaid expenses	21,585	19,835
Other assets	29,704	20,192

	$2,098,764	$1,995,444

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Notes payable	$390,132	$343,736
Line of credit payable	44,500	113,000
Senior notes	653,908	554,290
Accounts payable, accrued expenses and other liabilities	43,387	39,205

	1,131,927	1,050,231
Minority interests	28,794	30,079

Commitments and contingencies

Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,701,053 and 40,530,415 shares issued and outstanding, net of 1,190,999 treasury shares, at December 31, 2005 and 2004, respectively	407	405
Additional paid in capital	967,139	959,925
Deferred compensation	(6,695)	(7,093)
Accumulated deficit	(22,808)	(38,103)

	938,043	915,134

	$2,098,764	$1,995,444

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Years Ended December 31,
	2005	2004	2003
REVENUE:
Base rent	$237,554	$217,726	$199,321
Percentage rent	2,856	2,800	2,669
Recoveries from tenants	62,619	57,237	50,833
Income from unconsolidated entities	418	438	802
Other	4,992	8,449	5,325

	308,439	286,650	258,950

EXPENSES:
Property operating	42,331	41,430	37,961
Property taxes	25,481	24,011	21,162
Depreciation and amortization	56,103	48,011	39,266
Interest	69,352	62,619	58,473
General and administrative	14,999	13,027	12,600
Impairment loss	—	642	—
Other	931	2,991	686

	209,197	192,731	170,148

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	99,242	93,919	88,802
Minority interests	(2,404)	(2,339)	(2,454)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	96,838	91,580	86,348
Discontinued operations	14,467	10,409	18,088

NET INCOME	$111,305	$101,989	$104,436

Basic earnings per share:
Income from continuing operations	$2.40	$2.28	$2.19
Discontinued operations	$0.35	$0.26	$0.46
Net income	$2.75	$2.54	$2.65

Diluted earnings per share:
Income from continuing operations	$2.38	$2.26	$2.16
Discontinued operations	$0.35	$0.26	$0.45
Net income	$2.73	$2.52	$2.61

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid in capital	Deferred compensation	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2002	33,584,186	$336	$731,069	$(4,345)	$(78,425)	$648,635
Repurchase of common stock	(3,000)	—	(112)	—	—	(112)
Redemption of operating subsidiary units	—	—	(3,091)	—	—	(3,091)
Conversion of operating subsidiary units to common stock	100,000	1	1,924	—	—	1,925
Issuance and vesting of restricted stock	163,000	2	6,641	(4,436)	—	2,207
Stock issued in acquisition of Center Trust	6,084,499	61	208,282	—	—	208,343
Stock issued on exercise of options	364,697	3	8,260	—	—	8,263
Net income	—	—	—	—	104,436	104,436
Cash distributions ($2.03 per share)	—	—	—	—	(78,321)	(78,321)

Balance at December 31, 2003	40,293,382	403	952,973	(8,781)	(52,310)	892,285
Issuance and vesting of restricted stock, net of forfeited shares	42,272	—	2,139	1,688	—	3,827
Stock issued on exercise of options	194,761	2	4,813	—	—	4,815
Net income	—	—	—	—	101,989	101,989
Cash distributions ($2.17 per share)	—	—	—	—	(87,782)	(87,782)

Balance at December 31, 2004	40,530,415	405	959,925	(7,093)	(38,103)	915,134
Issuance and vesting of restricted stock, net of forfeited shares	72,786	—	4,427	398	—	4,825
Stock issued on exercise of options	97,852	2	2,787	—	—	2,789
Net income	—	—	—	—	111,305	111,305
Cash distributions ($2.36 per share)	—	—	—	—	(96,010)	(96,010)

Balance at December 31, 2005	40,701,053	$407	$967,139	$(6,695)	$(22,808)	$938,043

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,305	$101,989	$104,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,103	48,011	39,266
Bad debt expense	1,383	4,070	4,061
Amortization of prepaid financing costs, premiums and discounts	1,661	1,342	1,336
Income from unconsolidated entities	(418)	(438)	(802)
Discontinued operations	(14,467)	(10,409)	(18,088)
Minority interests	2,404	2,339	2,454
Vesting of restricted stock	4,825	3,827	2,207
Increase due to accrued interest added to notes receivable	(464)	(782)	(1,188)
Changes in assets and liabilities, net of the effects of the acquisition of Center Trust in 2003:
Decrease (increase) in accounts receivable	7	(1,853)	(4,137)
Increase in accrued rent receivable	(3,113)	(3,976)	(3,979)
Increase in deferred lease commissions	(5,164)	(6,085)	(5,687)
(Increase) decrease in prepaid expenses	(2,569)	(2,288)	2,350
Decrease (increase) in other assets	94	(458)	(767)
Decrease in accounts payable, accrued expenses and other liabilities	(162)	(3,166)	3,675

Net cash provided by continuing operating activities	151,425	132,123	125,137

Operating cash from discontinued operations	2,120	2,621	8,559

Net cash provided by operating activities	153,545	134,744	133,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties (revised—See note 2)	(88,130)	(158,412)	(91,093)
Funds held in escrow pending property acquisitions	(164)	—	—
Proceeds from sale of real estate (revised—See note 2)	—	2,104	—
Intangibles in connection with acquisitions of properties	(15,497)	(20,173)	—
Distributions and equity repayments from unconsolidated entities	426	2,274	6,629
Acquisition of Center Trust	—	—	(8,999)
Redemption of operating subsidiary units	(482)	(2,406)	(6,786)
Acquisition of minority interests	—	—	(526)
Collections of notes receivable	5,407	1,115	26,622
Addition to notes receivable	(478)	—	—

Net cash used in continuing investing activities (revised—See note 2)	(98,918)	(175,498)	(74,153)
Investing cash from discontinued operations (revised—See note 2)	28,015	25,064	189,576

Net cash (used in) provided by investing activities	(70,903)	(150,434)	115,423

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	—	—	7,171
Notes payable payments	(13,665)	(18,364)	(235,823)
Line of credit proceeds	209,000	426,200	321,975
Line of credit payments	(277,500)	(361,450)	(339,725)
Repayment of senior notes	—	(50,000)	—
Issuance of senior notes	99,429	100,384	74,816
Payment of prepaid financing costs	(1,012)	—	—
Repurchase of common stock	—	—	(112)
Stock issued on exercise of options	2,789	4,815	8,263
Distributions paid	(98,235)	(89,937)	(80,515)

Net cash (used in) provided by financing activities	(79,194)	11,648	(243,950)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,448	(4,042)	5,169

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,411	6,453	1,284

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,859	$2,411	$6,453

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $747, $566 and $4,506, respectively)	$68,477	$64,006	$59,874

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of other assets to properties	$—	$3,403	$40,230
Notes receivable issued upon sales of properties	$—	$—	$25,125
Redemption of operating subsidiary units for common stock	$—	$—	$1,925
Stock issued in acquisition of Center Trust	$—	$—	$208,343
Assumption of notes payable, bonds and line of credit in acquisition of Center Trust	$—	$—	$362,257
Notes payable assumed upon acquisitions of properties	$60,420	$17,260	$16,919
Notes receivable from acquisition of Center Trust	$—	$—	$7,498
Minority interest from acquisition of Center Trust	$—	$—	$22,362
Assignment of debt on sales of properties	$—	$—	$44,765
Excess of cash paid over book value of operating subsidiary units redeemed	$—	$—	$3,091
Non-cash restricted stock issuance, net of forfeitures	$4,427	$2,136	$6,629
Non-cash redemption of operating subsidiary units	$3,424	$—	$—

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

1. Organization and basis of presentation

Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the “Company”) is an equity real estate investment trust (“REIT”) that owns, leases and manages neighborhood and community shopping centers. As of December 31, 2005, the Company owned a portfolio comprised of 138 properties located primarily in the Western region of the United States. The Company believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code.

In accordance with SFAS No. 144, our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2004 and 2003 to separately reflect the results of discontinued operations for properties that were sold and held for sale during the years ended December 31, 2005 and 2004. The revision had no impact on our consolidated balance sheets or statements of stockholders’ equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2004 or 2003. See Note 3 to the consolidated financial statements.

In 1998 and 1999, the Company formed certain operating subsidiaries to acquire shopping center properties. The Company is the managing member and in exchange for the properties which were contributed to the operating subsidiaries, units were issued to the non-managing members. These operating subsidiaries were primarily formed for tax planning purposes for the non-managing members who contributed the properties. A non-managing member can seek redemption of the units after the first anniversary of the date of issuance. The Company, at its option, may redeem the units by either (i) issuing common stock at the rate of one share of common stock for each unit, or (ii) paying cash to the non-managing member based on the average trading price of its common stock. Distributions are made to the non-managing members at a rate equal to the distribution being paid by the Company on a share of common stock. Net income or loss is allocated to the non-managing members in an amount equal to the cumulative distributions earned by such members. All remaining net income or loss is allocated to the Company as the managing member. In 2003, 100,000 units were redeemed for common stock and 131,590 units were redeemed for cash of $5,540,000. In 2004, 125,000 units were redeemed for cash of $5,971,000. In 2005, 76,027 units were redeemed for cash of $4,896,000. The following table summarizes the activity for these operating subsidiaries as of December 31, 2005:

Operating subsidiary	Units originally issued	Units redeemed	Units outstanding
Pan Pacific (Portland), LLC	832,617	832,617	0
Pan Pacific (Rancho Las Palmas), LLC	314,587	0	314,587

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

1. Organization and basis of presentation (continued)

In connection with the 2000 acquisition of Western Properties Trust (“Western”), the Company has an investment in an operating partnership. Pan Pacific (Pinecreek), L.P. issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are made to the limited partners after a 10% preferred return to the Company as general partner. Net income is allocated to the Company, as general partner, and to the limited partners in amounts equal to the cumulative distributions earned by such partners and thereafter based on their ownership interests. Losses are allocated 99% to the Company as general partner and 1% to the limited partners. The following table summarizes the activity for this operating subsidiary as of December 31, 2005:

Operating subsidiary	Units originally issued	Units redeemed	Units outstanding
Pan Pacific (Pinecreek), L.P.	54,869	0	54,869

In connection with the 2003 acquisition of Center Trust, the Company has a 96% general partner investment in an operating partnership. CT Operating Partnership, L.P. issued units convertible into shares of Company common stock or cash, at the Company’s option. Distributions are being made to the limited partners at a rate equal to the distribution being paid by the Company on a share of common stock. Net income is allocated to the limited partners in an amount equal to the cumulative distributions earned by such partners. All remaining net income and all loss is allocated to the Company as general partner. In 2003, 33,964 units were redeemed for cash of $1,246,000. The following table summarizes the activity for this operating subsidiary as of December 31, 2005:

Operating subsidiary	Units originally issued	Units redeemed	Units outstanding
CT Operating Partnership, L.P.	284,263	33,964	250,299

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

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

(b) Cash and cash equivalents

For purposes of reporting cash flows, highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash totaled $229,000 and $414,000 at December 31, 2005 and 2004, respectively.

(c) Accounts receivable and revenue recognition

Rental revenue on the Company’s leases with its tenants is recognized on a straight-line basis over the terms of the leases. In determining what constitutes the leased asset, the Company evaluates whether or not the lessee is the owner, for accounting purposes, of the tenant improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements dictates the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner of the tenant improvements, revenue recognition begins when the lessee takes possession of the finished space. If the Company is not the owner of the tenant improvements, revenue recognition begins when the lessee takes possession of the unimproved space to construct its own improvements.

The rental revenue is recognized less an allowance for doubtful accounts relating to accounts receivable and accrued rent receivable for amounts deemed uncollectible and for leases which may be terminated before the end of the contracted term. The Company considers tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record. The Company considers tenant retention in determining an appropriate allowance to record for the accrued rent receivable recorded in recognizing rental income on a straight-line basis. Percentage rent is recorded at the time tenants meet specified sales thresholds. The Company receives reimbursement for real estate taxes and certain other operating expenses. Such reimbursements are recognized at the time the related expenses are incurred. The value of acquired above and below market leases is amortized to rental revenue over the life of the related acquired lease. The Company accounts for all property sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”.

Bad debt expense, included in property operating expenses in the Company’s financial statements, was $1,383,000, $4,070,000 and $4,061,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

(d) Capitalization of acquisition and development costs

The Company capitalizes certain acquisition and development related costs to the carrying costs of the property acquired or developed. The Company uses estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants, estimated tenant improvement costs and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below market rents value in allocating purchase price to tangible and identified intangible assets upon acquisition of a shopping center asset. These costs are depreciated over the estimated useful lives of the properties commencing at the time the property is ready for its intended use or is acquired. The capitalized costs associated with unsuccessful acquisitions are charged to expense when the acquisition is abandoned.

(e) Depreciation and amortization

Depreciation on buildings and improvements is provided using a forty-year straight-line basis. Management believes forty years is an appropriate estimated useful life for buildings and improvements. Tenant improvements and costs incurred in obtaining leases, including leases in place at the time of an acquisition, are amortized on a straight-line basis over the shorter of the life of the respective lease or the expected economic life of the asset.

Prepaid financing costs are amortized over the lives of the loans and the related amortization expense is included as a component of interest expense. Premiums and discounts on indebtedness are amortized over the life of the related debt using the straight-line method, which approximates the effective interest method, and are included as a component of interest expense.

In accordance with SFAS No. 141, the Company has identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases, above-market leases and below-market leases. Acquired lease intangible assets (in-place lease value and above-market leases) are recorded in other assets. Acquired lease intangible liabilities (below-market leases) are recorded in accounts payable, accrued expenses and other liabilities. These acquired intangibles are amortized using the straight-line method over the remaining terms of the related leases. The amortization of above-market and below-market leases is recorded as an adjustment to rental revenue. The amortization of in-place lease value is recorded to depreciation and amortization expense.

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

The Company recorded an impairment loss of $642,000 related to a non-strategic parcel of land for the year ended December 31, 2004. There were no impairment losses recorded for the years ended December 31, 2005 and 2003.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

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

(h) Credit and concentration risk

The Company predominantly operates in one industry segment: real estate ownership, management and development. No single tenant accounts for 10% or more of rental revenue. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with financial institutions which the Company believes are of high credit quality. Concentration of credit risk with respect to receivables is limited due to the large number of tenants comprising the Company’s customer base, and their dispersion across many areas within the Western region of the United States. At December 31, 2005 and 2004, management believes the Company had no significant concentration of credit risk.

(i) Net income per share

Basic earnings per share (EPS) is computed by dividing earnings available to common stockholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing the adjusted amount of earnings available to common stockholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period including operating subsidiary units, net of shares assumed to be repurchased using the treasury stock method.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted EPS (all net income is available to common stockholders for the periods presented):

	For the years ended December 31,
	2005	2004	2003
Income available to common stockholders:
Basic	$111,305	$101,989	$104,436
Add-back income allocated to dilutive operating subsidiary units	1,510	1,513	1,703

Diluted	$112,815	$103,502	$106,139

Weighted average shares:
Basic	40,417,835	40,167,029	39,466,034
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	166,922	233,506	311,228
Conversion of dilutive operating subsidiary units	675,708	734,238	929,782

Diluted	41,260,465	41,134,773	40,707,044

At December 31, 2005, 2004 and 2003, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares.

(j) Stock plans

The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of option grants only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for restricted stock grants is determined on the grant date based on the market price and is recognized over the vesting period. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to, for all periods presented, apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosures required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148) for its stock option grants.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

The following table shows the Company’s pro forma net income had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123:

	2005	2004	2003
Net income as reported	$111,305	$101,989	$104,436
Add: Stock-based compensation expense included in reported net income	4,825	3,827	2,207
Deduct: Total fair value stock based compensation expense for all awards	(4,879)	(4,110)	(2,737)

Pro forma net income	$111,251	$101,706	$103,906

Basic earnings per share as reported	$2.75	$2.54	$2.65
Pro forma basic earnings per share	$2.75	$2.53	$2.63
Diluted earnings per share as reported	$2.73	$2.52	$2.61
Pro forma diluted earnings per share	$2.73	$2.51	$2.59

Pro forma net income reflects options granted since adoption of the 1997 Plan and the 2000 Plan. The last grant of stock options occurred in 2002. All options were fully vested as of March 31, 2005, as such future years will not reflect any option-related compensation expense under the SFAS 148 pro forma disclosure requirements unless additional stock options are granted. SFAS No. 123R is effective for the fiscal periods beginning after January 1, 2006. We believe that the adoption of this Statement will not have a material effect on the financial position or results reported by the Company.

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

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

2. Summary of significant accounting policies and practices (continued)

Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions include items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below market rents value in allocating purchase price to tangible and identified intangible assets upon acquisition of a shopping center asset. Management also applies certain assumptions about incremental leasing costs in determining the appropriate amount of internal leasing costs to capitalize. These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on its shopping center properties and the ultimate recoverability (or impairment) of each shopping center asset. If the useful lives of buildings and improvements are different from 40 years, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of shopping center properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

(l) Reclassifications

Certain reclassifications of 2004 and 2003 amounts have been made in order to conform to 2005 presentation.

(m) Revisions to Consolidated Statements of Cash Flows

In 2005, the Company has separately disclosed the investing portions of the cash flows attributable to its discontinued operations, which in prior periods, were reported on a combined basis as a single amount.

3. Discontinued operations

The Company reports each individual property as a component for determining discontinued operations. The operations of one property sold during the year ended December 31, 2005 and one property held for sale at December 31, 2005 were reported as income from discontinued operations in 2005, and their respective 2004 and 2003 operations were reclassified to income from discontinued operations. The operations of three properties sold during the year ended December 31, 2004 were reported as income from discontinued operations in 2004, and their respective 2003 operations were reclassified to income from discontinued operations. The operations of eight properties sold during the year ended December 31, 2003 were reported as income from discontinued operations in 2003. The following is a summary of our income from discontinued operations for the years ended December 31, 2005, 2004 and 2003:

	For the years ended December 31,
	2005	2004	2003
Revenue	$3,284	$4,763	$14,950
Gain on sale of real estate	13,087	8,245	10,571
Property operating expenses	(1,170)	(1,954)	(6,336)
Depreciation and amortization expenses	(734)	(645)	(1,097)

Discontinued operations	$14,467	$10,409	$18,088

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

4. Investments in unconsolidated entities

The accompanying consolidated financial statements include investments in entities in which the Company does not own a controlling interest. At December 31, 2005 and 2004, the Company owned a 50% general partner interest in North Coast Health Center. At December 31, 2003, the Company owned a 12% non-managing member interest in Plaza Escuela and a 50% general partner interest in North Coast Health Center. These investments are reported using the equity method. Neither entity has been deemed to be a variable interest entity.

Summarized financial information for the entities is presented below:

	December 31, 2005	December 31, 2004
Properties	$19,824	$19,864
Other assets	845	574

Total assets	$20,669	$20,438

Notes payable	$17,846	$17,560
Other liabilities	65	104
Partner capital:
The Company’s share	1,379	1,387
Other partner	1,379	1,387

Total liabilities and partner capital	$20,669	$20,438

	For the years ended December 31,
	2005	2004	2003
Revenue	$3,312	$3,153	$4,108
Expenses	2,476	2,403	2,416

Net income	$836	$750	$1,692

The Company’s equity in net income	$418	$438	$802

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

5. Indebtedness

(a) Notes payable and other

	December 31,
	2005	2004
Notes payable secured by properties consist of the following:

Bank notes payable, cross-collateralized by secured deeds of trust, bearing interest at 7.10% with monthly principal and interest payments of $391, due in August 2009	$50,773	$51,819
Bank notes payable, cross-collateralized by a secured mortgage and deeds of trust, bearing interest at 8.17% with monthly principal and interest payments of $404, due in January 2007	49,457	50,178
Bank notes payable, cross-collateralized by secured deeds of trust, bearing interest at 7.75% with monthly principal and interest payments of $373, due in June 2009	48,791	49,400
Bank notes payable, cross-collateralized by secured deeds of trust, bearing interest at 7.13%, 6.76% and 7.10% with monthly principal and interest payments of $278, due in January 2012	40,461	40,945
Bank notes payable, cross-collateralized by secured deeds of trust, bearing interest at 7.21% with monthly principal and interest payments of $252, due in July 2006	30,924	31,689
Bank note payable, secured by a deed of trust, bearing interest at 5.34% with monthly principal and interest payments of approximately $134, due in January 2015	29,250	—
Bank note payable, secured by a deed of trust, bearing interest at 7.72% with monthly principal and interest payments of $190, due in January 2010	24,856	25,198
Bank note payable, secured by a deed of trust, bearing interest at 7.38% with monthly principal and interest payments of $132, due in June 2009	15,913	16,302
Bank note payable, cross-collateralized by secured deeds of trust, bearing interest at 8.73% with monthly principal and interest payments of $144, due in February 2007	15,172	15,535
Bank note payable, secured by a deed of trust, bearing interest at 6.15% with monthly principal and interest payments of $91, due in November 2009	13,009	—
Bank note payable, secured by a deed of trust, bearing interest at 4.92% with monthly principal and interest payments of $70, due in April 2009	12,755	—
Bank note payable, secured by a deed of trust, bearing interest at 8.10% with monthly principal and interest payments of $94, due in August 2007	11,558	11,747
Bank note payable, secured by a deed of trust, bearing interest at 7.20% with monthly principal and interest payments of $86, due in September 2011	11,456	11,639
Bank note payable, secured by a deed of trust, bearing interest at 7.65% with monthly principal and interest payments of $54, due in October 2012	6,903	7,022
Bank note payable, secured by a deed of trust, bearing interest at 7.68% with monthly principal and interest payments of $51, due in August 2011	6,876	6,948
Bank note payable, secured by a deed of trust, bearing interest at 7.30% with monthly principal and interest payments of $37, due in June 2012	5,230	—
Bank note payable, secured by a deed of trust, bearing interest at 8.30% with monthly principal and interest payments of $39, due in October 2009	4,932	4,985
Bank note payable, secured by a deed of trust, bearing interest at 7.20% with monthly principal and interest payments of $34, due in September 2011	4,524	4,597
		(continued	)

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

5. Indebtedness (continued)

	December 31,
	2005	2004
Notes payable secured by properties consist of the following (continued):

Bank note payable, secured by a deed of trust, bearing interest at 7.80% with monthly principal and interest payments of $107, repaid in 2005	$—	$8,020

Floating rate tax-exempt certificates of participation – interest only at effective rate of 3.41% and 1.99%, respectively; maturing November 2015; non-recourse	6,000	6,000

	388,840	342,024
Unamortized note payable premiums	1,683	1,712
Unamortized note payable discount	(391)	—

	$390,132	$343,736

The net carrying value of properties secured by these notes payable is $557,865,000 and $492,736,000 at December 31, 2005 and 2004, respectively.

(b) Line of credit payable

In September 2004, the Company entered into an amended and restated unsecured $300,000,000 revolving credit facility which bears interest, at the Company’s option, at either LIBOR plus 0.65% or a reference rate and expires in March 2007. At December 31, 2005 and 2004 the amount drawn on this line of credit was $44,500,000 and $113,000,000, respectively, and the interest rate was 5.10% and 3.18%, respectively. The credit facility requires a quarterly fee of 0.20% per annum on the total aggregate commitment. The Company at its sole option may increase the amount of the commitment up to $400,000,000 and extend the maturity date to March 2008, assuming satisfaction of certain conditions. The Company believes it is in compliance with all covenants contained in the revolving credit facility agreement at December 31, 2005.

(c) Senior notes

	December 31,
	2005	2004
Senior note obligations consist of the following:

7.95% senior notes, issued in 2001 and due in 2011	$150,000	$150,000
5.25% senior notes, issued in 2005 and due in 2015	100,000	—
6.13% senior notes, issued in 2002 and due in 2013	100,000	100,000
4.70% senior notes, issued in 2003 and due in 2013	75,000	75,000
5.75% senior notes, issued in 2002 and due in 2007	55,000	55,000
5.95% senior notes, issued in 2004 and due in 2014	50,000	50,000
5.95% senior notes, issued in 2004 and due in 2014	50,000	50,000
7.10% senior notes, assumed in Western acquisition and due in 2006	25,000	25,000
7.20% senior notes, assumed in Western acquisition and due in 2008	25,000	25,000
7.30% senior notes, assumed in Western acquisition and due in 2010	25,000	25,000

	655,000	555,000
Unamortized senior note premium	676	756
Unamortized senior note discounts	(1,768)	(1,466)

	$653,908	$554,290

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

5. Indebtedness (continued)

(d) Long-term debt maturities

Principal payments due on the notes payable and other, revolving credit facility and senior notes are as follows:

2006	$61,379
2007	179,033
2008	30,071
2009	139,865
2010	50,053
2011 and subsequent	627,939

$1,088,340

6. Financial instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

(a) Cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and other liabilities

The carrying amounts approximate fair values because of the short-term nature of these instruments.

(b) Notes receivable

The carrying amounts of notes receivable with balances of $50,000 and $4,679,000 at December 31, 2005 and 2004, respectively, approximate fair values because of the short-term nature of these instruments.

It was not practicable to estimate the fair value of a note receivable with a balance of $214,000 and $339,000 at December 31, 2005 and 2004, respectively, due to the uncertainty of the timing of repayment.

The fair value of notes receivable with balances of $2,782,000 and $2,493,000 at December 31, 2005 and 2004, respectively, approximates the carrying amounts based on market rates for the same or other instruments with similar risk, security and remaining maturities.

(c) Notes payable, line of credit and senior notes payable

The fair value of fixed-rate notes payable and senior notes payable of $1,042,441,000 and $894,688,000 at December 31, 2005 and 2004, respectively, approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

The fair value of our variable-rate line of credit approximates the carrying amount based on the current rates offered for loans with similar risks and maturities.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

7. Sale of real estate

The Company recorded a gain on sale of real estate of $13,087,000 during the year ended December 31, 2005. The gain is included in discontinued operations and relates to the sale of one shopping center. The total sales proceeds for this sale of $30,390,000 were received in cash.

The Company recorded a gain on sale of real estate of $8,245,000 during the year ended December 31, 2004. The gain is included in discontinued operations and relates to the sale of three shopping centers. The total sales proceeds for these sales of $25,925,000 were received in cash and one short-term note, which was paid off prior to December 31, 2004. The Company also sold a parcel of land during the year ended December 31, 2004 and recorded an impairment loss of $642,000 related to this sale. The total sales proceeds of $2,104,000 for this land sale were received in cash.

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

8. Stock plans

In August 1997, the Company established the 1997 Stock Option and Incentive Plan (the “1997 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 1997 Plan authorizes up to 1,620,000 shares of authorized but unissued common stock. In March 2000, the Company established the 2000 Stock Incentive Plan (the “2000 Plan”) pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. The 2000 Plan authorizes up to 489,971 shares of authorized but unissued common stock and was approved by the Company’s stockholders. In November 2000, the number of shares available for grant pursuant to the 2000 Plan was increased to 1,786,695 shares upon approval by the Company’s stockholders. During 2003 the number of shares available for grant pursuant to the 2000 Plan was increased by 668,832 shares to 2,455,527 shares upon approval by the Company’s stockholders. At December 31, 2005, there were 1,189,850 additional shares available for grant under the 1997 Plan and the 2000 Plan.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

8. Stock plans (continued)

(a) Stock options

Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The stock options have seven-year terms and vest 33 1/3% per year over three years from the date of grant, except for the options granted to the independent directors which vest 33 1/3% immediately, with the remainder vesting ratably over two years. No stock options were granted during 2005, 2004 and 2003. The Company applied APB Opinion No. 25 in accounting for the 1997 Plan and 2000 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Stock option activity during the periods presented is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2002	676,279	$24.1264
Exercised	(364,697)	$22.7159

Balance at December 31, 2003	311,582	$25.7773
Expired	(68)	$19.5000
Exercised	(194,761)	$24.6088

Balance at December 31, 2004	116,753	$27.7303
Forfeited	(2,666)	$21.5500
Exercised	(97,852)	$28.5009

Balance at December 31, 2005	16,235	$24.1004

At December 31, 2005, two stock option grants had remaining fully vested shares:

	2001 Grant	2002 Grant
Granted options outstanding	11,567	4,668
Exercise price	$21.55	$30.42
Remaining contractual life in years	2.3	3.3
Options exercisable	11,567	4,668

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

8. Stock plans (continued)

(b) Restricted stock and stock grants

During 2005, the Company granted 75,000 shares of restricted stock to certain officers pursuant to the 2000 Plan. The restricted shares are accounted for in accordance with APB 25 and related Interpretations. The shares shall become vested over three years in one-third installments so long as the Company attains certain performance goals for a particular vesting date. If these criteria are not met, such restricted shares will vest ten years from the date of grant. During 2005, the Company granted 8,000 shares of restricted stock to four independent directors of the Board pursuant to the 2000 Plan. The restricted shares vest over three years from the date of grant. During 2005, the Company granted 2,000 shares of restricted stock to one independent director of the Board pursuant to the 2000 Plan. The restricted shares vest over two years from the date of grant. Compensation expense for the portion of restricted stock grants that vested during 2005 of $4,825,000 has been recognized in general and administrative expenses. During 2005, 12,214 shares of restricted stock granted in prior years were forfeited. Accordingly, deferred compensation was reduced by $447,000. Compensation expense related to the shares granted in 2005 and the grants from 2004, 2003, 2002 and 2001 to be recognized in future periods is $6,695,000 at December 31, 2005.

During 2004, the Company granted 36,250 shares of restricted stock to certain officers and key employees pursuant to the 2000 Plan. The restricted shares vest over three years from the date of grant. During 2004, the Company granted 8,000 shares of restricted stock to four independent directors of the Board pursuant to the 2000 Plan. The restricted shares vest over three years from the date of grant. During 2004, the Company granted 1,000 shares of stock and 2,000 shares of restricted stock to one independent director pursuant to the 2000 Plan. The restricted shares vest over two years from the date of grant. Compensation expense for the stock grant and the portion of restricted stock grants that vested during 2004 of $3,827,000 has been recognized in general and administrative expenses. During 2004, 4,978 shares of restricted stock granted in 2004 and prior years were forfeited. Accordingly, deferred compensation was reduced by $205,000.

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

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

9. Income taxes

As discussed in Note 2(g), the Company elected to be taxed as a REIT, effective April 16, 1997. Management believes that the Company qualified and management’s intent is to continue to qualify as a REIT and therefore does not expect the Company will be liable for income taxes at the federal level or in most states in future years. Accordingly, for the years ended December 31, 2005, 2004 and 2003, no provision was recorded for federal or substantially all state income taxes.

In connection with its election to be taxed as a REIT, the Company also elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions in the ten-year period following conversion. Such net unrealized gains were approximately $80,000,000 at December 31, 2005. Management believes that the Company will not be required to make payments of income taxes on $55,000,000 of built-in gains during the ten-year period ending December 31, 2007, or on $25,000,000 of built-in gains during the ten-year period ending December 31, 2012. It is the intent of the Company, and the Company has the ability to defer asset dispositions to periods when related gains will not be subject to the built-in gains income taxes or otherwise to defer the recognition of the built-in gains. However, it may be necessary to recognize a liability for such income taxes in the future if management’s plans and intentions with respect to asset dispositions, or the related tax laws, change.

The following unaudited table reconciles the Company’s book net income to REIT taxable income before dividends paid deduction:

	For the years ended December 31,
	2005 Estimate	2004 Actual	2003 Actual
Book net income	$111,305	$101,989	$104,436
Less: Differences between book and tax net income for REIT subsidiaries	(853)	(2,084)	(5,076)

	110,452	99,905	99,360
Add: Book depreciation and amortization (a)	56,837	35,740	29,604
Less: Tax depreciation and amortization	(42,121)	(29,408)	(28,227)
Less: Straight-line rent adjustments	(3,345)	(2,072)	(1,902)
Book/tax difference on gains/losses from capital transactions	(13,279)	(7,671)	(8,407)
Stock option expense	(976)	(2,131)	(5,648)
Other book/tax differences, net	(5,485)	1,853	(1,276)

Taxable ordinary income before adjustments	102,083	96,216	83,504
Less: Other adjustments (b)	—	(3,567)	(7,253)

REIT taxable income before net operating loss and dividends paid deduction	$102,083	$92,649	$76,251

(a)	Includes depreciation of properties in discontinued operations (see Note 3).
(b)	Based on other adjustments permitted by the Internal Revenue Code.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

9. Income taxes (continued)

The Company pays distributions quarterly to the stockholders. The following presents the per share federal income tax characterization of distributions paid or deemed to be paid to stockholders:

	For the years ended December 31,
	2005		2004		2003
Ordinary income	$2.36	100%	$2.15	99.24%	$1.31	64.61%
Return of capital	—	—	—	—	0.62	30.67
Capital gain distribution	—	—	0.02	0.76	0.10	4.72

	$2.36	100%	$2.17	100.00%	$2.03	100.00%

10. Future lease revenue

Total future minimum lease receipts due under noncancellable operating tenant leases in effect at December 31, 2005 are as follows:

2006	$232,675
2007	206,795
2008	176,109
2009	146,514
2010	112,076
2011 and subsequent	435,398

$1,309,567

11. Employee benefit plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan as defined by the Internal Revenue Code. The employee benefit plan, sponsored by the Company, allows eligible employees to defer a percentage of compensation on a pre-tax basis up to a maximum of $14,000, $13,000 and $12,000 in 2005, 2004 and 2003, respectively. Employees over 50 years of age were able to add an additional $4,000, $3,000 and $2,000 in 2005, 2004 and 2003, respectively. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management’s discretion, may match employee contributions. The Company’s matching contributions for the years ended December 31, 2005, 2004 and 2003 were approximately $104,000, $98,000 and $92,000, respectively.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

12. Commitments and contingencies

(a) The Company has entered into construction contracts and also leases certain real estate and office equipment under operating leases expiring at various dates through 2084. Rental expense was $1,729,000, $2,038,000 and $1,782,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Committed amounts under construction contracts due in 2006 totaled approximately $3,322,000. Committed amounts under construction contracts and minimum rentals under noncancellable operating leases in effect at December 31, 2005 were as follows:

2006	$4,831
2007	1,506
2008	1,526
2009	1,387
2010	1,252
2011 and subsequent	44,059

$54,561

(b) Various claims and legal proceedings arise in the ordinary course of business. The ultimate amount of liability from all claims and actions cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending and threatened legal claims will not materially affect the Company’s financial position or results of operations.

(c) The Company acquired a land parcel in Northern California in July of 2004 with the intent to build a retail shopping center. At December 31, 2005, the projected development costs for the project had not yet been determined.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

13. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on December 31, 2005 the amount payable to the limited partner is estimated to be $3,899,000.

The Company is a general partner in a general partnership and a limited partnership which collectively own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnership occurred on December 31, 2005, the amounts payable to the other general partner and the limited partner are estimated to be $12,411,000.

14. Segment reporting

The Company operates in one industry segment – real estate ownership, management and development. As of December 31, 2005 and 2004, the Company owned 138 and 133 community shopping centers, respectively, primarily located in the Western United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. Therefore, the Company defines operating segments as individual properties with no segment representing more than 10% of the net operating income of the Company. No single tenant accounts for 10% or more of rental revenue and none of the shopping centers are located in a foreign country.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Tabular amounts are in thousands, except unit, option and share data)

15. Quarterly financial data (unaudited)

The following summarizes the condensed quarterly financial information for the Company. Certain prior quarter amounts have been reclassified to give effect to the Company’s discontinued operations, in accordance with SFAS No. 144.

	Quarters ended 2005
	December 31	September 30	June 30	March 31
Revenue	$80,304	$77,232	$75,566	$75,337
Expenses	54,970	52,199	50,784	51,244

Income from continuing operations before minority interests and discontinued operations	25,334	25,033	24,782	24,093
Minority interests	(601)	(615)	(570)	(618)
Discontinued operations	13,360	380	208	519

Net income	$38,093	$24,798	$24,420	$23,994

Basic earnings per share:
Income from continuing operations	$0.61	$0.60	$0.60	$0.58
Discontinued operations	$0.33	$0.01	$—	$0.01
Net income	$0.94	$0.61	$0.60	$0.59
Diluted earnings per share:
Income from continuing operations	$0.61	$0.60	$0.60	$0.58
Discontinued operations	$0.32	$0.01	$—	$0.01
Net income	$0.93	$0.61	$0.60	$0.59

	Quarters ended 2004
	December 31	September 30	June 30	March 31
Revenue	$75,907	$72,805	$69,695	$68,243
Expenses	51,614	49,852	46,558	44,707

Income from continuing operations before minority interests and discontinued operations	24,293	22,953	23,137	23,536
Minority interests	(465)	(592)	(651)	(631)
Discontinued operations	295	8,666	616	832

Net income	$24,123	$31,027	$23,102	$23,737

Basic earnings per share:
Income from continuing operations	$0.59	$0.56	$0.56	$0.57
Discontinued operations	$0.01	$0.21	$0.02	$0.02
Net income	$0.60	$0.77	$0.58	$0.59
Diluted earnings per share:
Income from continuing operations	$0.59	$0.55	$0.56	$0.57
Discontinued operations	$—	$0.21	$0.01	$0.02
Net income	$0.59	$0.76	$0.57	$0.59

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2005

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)	Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Alamosa Plaza Las Vegas, NV	$13,009	$5,240	$15,721	$—	$59	$—	$5,240	$15,780	$21,020	$295	2005	(A)
Albany Plaza Albany, OR	—	1,525	4,606	1	1,318	—	1,526	5,924	7,450	1,084	1999	(A)
Anaheim Plaza Anaheim, CA	—	12,390	37,170	—	483	—	12,390	37,653	50,043	1,643	2004	(A)
Angels Camp Town Center Angels Camp, CA	—	1,153	3,485	—	82	—	1,153	3,567	4,720	460	2000	(A)
Auburn North Auburn, WA	—	2,275	6,876	25	2,773	—	2,300	9,649	11,949	2,139	1999	(A)
Bear Creek Plaza Medford, OR	—	3,275	10,076	—	1,354	—	3,275	11,430	14,705	2,803	1998	(A)
Bel Air Village Shopping Center Elk Grove, CA	12,088	4,606	13,835	—	—	—	4,606	13,835	18,441	346	2004	(A)
Bixby Hacienda Hacienda Heights, CA	—	6,859	16,012	3	142	—	6,862	16,154	23,016	1,569	2002	(A)
Blaine International Center Blaine, WA	—	1,951	5,255	—	53	—	1,951	5,308	7,259	702	2000	(A)
Blossom Valley Turlock, CA	—	2,494	7,483	—	163	—	2,494	7,646	10,140	1,006	2000	(A)
Brookhurst Anaheim, CA	—	6,152	14,359	—	1,069	—	6,152	15,428	21,580	1,742	2001	(A)
Brookvale Center Fremont, CA	—	3,161	9,555	22	850	—	3,183	10,405	13,588	2,284	1997	(A)
Cable Park Orangevale, CA	—	3,043	9,192	—	108	—	3,043	9,300	12,343	1,398	1999	(A)
Canal Farms Las Brunos, CA	—	1,577	4,728	—	54	—	1,577	4,782	6,359	652	2000	(A)
Canby Square Canby, OR	—	2,503	7,517	33	1,711	—	2,536	9,228	11,764	939	2001	(A)
Canyon Ridge Plaza Kent, WA	—	2,905	—	(1)	8,067	—	2,904	8,067	10,971	2,111	1992 1995	(A) (C)
Canyon Square Plaza Santa Clarita, CA	—	2,725	8,327	—	114	—	2,725	8,441	11,166	1,338	1999	(A)
Caughlin Ranch Reno, NV	—	2,284	6,853	—	1,173	—	2,284	8,026	10,310	1,116	2000	(A)
Century Center Modesto, CA	—	4,780	14,337	—	753	—	4,780	15,090	19,870	2,130	2000	(A)
Cheyenne Commons Las Vegas, NV	—	8,540	27,937	—	2,272	—	8,540	30,209	38,749	8,566	1995	(A)
Chico Crossroads Chico, CA	—	3,600	17,071	—	6,949	—	3,600	24,020	27,620	4,726	1997	(A)
Chino Town Square Chino, CA	24,856	8,801	10,466	12,290	16,317	—	21,091	26,783	47,874	8,201	1992	(A)
Claremont Village Everett, WA	—	2,320	7,035	—	133	—	2,320	7,168	9,488	1,490	1997	(A)
Cobblestone Redding, CA	—	1,869	5,609	—	217	—	1,869	5,826	7,695	802	2000	(A)
Commonwealth Square Folsom, CA	—	4,425	13,274	—	296	—	4,425	13,570	17,995	1,819	2000	(A)
Country Club Center Rio Rancho, NM	3,011	566	1,518	—	1,819	—	566	3,337	3,903	1,527	1992	(A)
Country Fair Shopping Center Chino, CA	—	6,113	14,263	1	321	—	6,114	14,584	20,698	1,192	2003	(A)
Country Gables Granite Bay, CA	—	4,622	10,806	—	236	—	4,622	11,042	15,664	1,501	2000	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2005

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)	Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Creekside Center Hayward, CA	—	1,500	4,545	2	660	—	1,502	5,205	6,707	976	1998	(A)
Date Palm Cathedral City, CA	—	1,750	5,241	—	51	—	1,750	5,292	7,042	401	2003	(A)
Decatur Meadows Las Vegas, NV	—	2,752	6,424	—	285	—	2,752	6,709	9,461	828	2002	(A)
Del Norte Plaza Escondido, CA	15,913	9,972	23,268	—	250	—	9,972	23,518	33,490	1,683	2003	(A)
Dublin Retail Center Dublin, CA	—	4,063	12,160	—	312	—	4,063	12,472	16,535	1,354	2000	(A)
Eagle Station Carson City, NV	—	2,455	7,363	—	184	—	2,455	7,547	10,002	1,021	2000	(A)
East Burnside Portland, OR	—	1,583	3,695	21	211	—	1,604	3,906	5,510	562	2000	(A)
Eastridge Plaza Porterville, CA	—	1,170	3,513	—	2,757	—	1,170	6,270	7,440	501	2000	(A)
El Camino North Oceanside, CA	—	15,722	36,623	—	12,837	—	15,722	49,460	65,182	3,578	2003	(A)
Elko Junction Elko, NV	—	3,274	9,822	—	45	—	3,274	9,867	13,141	1,291	2000	(A)
Elverta Crossing Sacramento, CA	—	3,080	9,236	—	258	—	3,080	9,494	12,574	1,253	2000	(A)
Emerald Place Dublin, CA	—	9,003	—	—	1,735	—	9,003	1,735	10,738	—	2004	(A)
Encinitas Marketplace Encinitas, CA	—	3,529	8,281	—	709	—	3,529	8,990	12,519	1,692	2000	(A)
Fairmont Shopping Center Fairmont, CA	—	3,420	8,024	1	280	—	3,421	8,304	11,725	1,939	1997	(A)
Fashion Faire San Leandro, CA	—	2,863	8,695	—	865	—	2,863	9,560	12,423	1,906	1998	(A)
Fire Mountain Oceanside, CA	11,391	5,155	12,029	—	176	—	5,155	12,205	17,360	918	2003	(A)
Foothill Marketplace Rancho Cucamonga, CA	—	9,962	29,885	1	24	—	9,963	29,909	39,872	1,065	2004	(A)
Foothillls Park Place Phoenix, AZ	—	1,590	3,710	—	2,375	—	1,590	6,085	7,675	516	2003	(A)
Frontier Village Shopping Center Lake Stevens, WA	—	6,258	14,573	—	3,325	—	6,258	17,898	24,156	1,337	2003	(A)
Fullerton Town Center Fullerton, CA	—	10,192	23,617	—	731	—	10,192	24,348	34,540	1,907	2003	(A)
Gardena Gateway Center Gardena, CA	6,474	2,778	6,471	—	48	—	2,778	6,519	9,297	489	2003	(A)
Garrison Square Vancouver, WA	—	1,462	4,391	52	1,303	—	1,514	5,694	7,208	573	2001	(A)
Gateway Shopping Center Mill Creek, WA	—	3,938	12,032	—	97	—	3,938	12,129	16,067	1,462	2000	(A)
Glen Cove Center Vallejo, CA	—	1,925	5,807	—	21	—	1,925	5,828	7,753	1,043	1998	(A)
Glenbrook Center Sacramento, CA	—	1,538	3,588	—	1,520	—	1,538	5,108	6,646	829	2000	(A)
Gordon Ranch Chino Hills, CA	—	5,623	13,120	—	1,125	—	5,623	14,245	19,868	1,151	2002	(A)
Granary Square Valencia, CA	—	5,479	12,835	—	434	—	5,479	13,269	18,748	1,915	2000	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2005

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)	Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Green Valley Town & Country Henderson, NV	—	4,096	12,343	—	393	—	4,096	12,736	16,832	2,726	1997	(A)
Gresham Town Fair Gresham, OR	15,763	6,471	15,061	(7)	292	—	6,464	15,353	21,817	1,164	2003	(A)
Heritage Park Suison City, CA	—	3,449	10,348	—	1,782	—	3,449	12,130	15,579	1,566	2000	(A)
Heritage Place Tulare, CA	—	2,098	6,298	—	225	—	2,098	6,523	8,621	826	2000	(A)
Hermiston Plaza Hermiston, OR	—	1,930	6,145	—	1,307	—	1,930	7,452	9,382	1,611	1998	(A)
Hood River Center Hood River, OR	—	1,169	3,699	—	3,221	—	1,169	6,920	8,089	1,532	1998	(A)
Jefferson Square Seattle, WA	12,364	—	23,568	—	48	—	—	23,616	23,616	190	2005	(A)
Kenneth Hahn Plaza Los Angeles, CA	6,000	3,115	7,267	—	161	—	3,115	7,428	10,543	572	2003	(A)
Kmart Center Sacramento, CA	—	1,130	3,392	—	185	—	1,130	3,577	4,707	578	2000	(A)
La Verne Towne Center Trust La Verne, CA	—	3,477	7,980	—	192	—	3,477	8,172	11,649	636	2003	(A)
Laguna Park Village Elk Grove, CA	4,774	2,026	6,077	—	9	—	2,026	6,086	8,112	152	2004	(A)
Laguna Village Sacramento, CA	—	3,448	20	—	18,436	—	3,448	18,456	21,904	5,458	1992 1996/97	(A) (C)
Lakewood Shopping Center Lakewood, CA	—	2,363	7,141	—	44	—	2,363	7,185	9,548	1,548	1997	(A)
Lakewood Plaza Bellflower, CA	—	2,538	5,921	—	20	—	2,538	5,941	8,479	444	2003	(A)
Lakewood Village Windsor, CA	—	5,347	12,476	—	109	—	5,347	12,585	17,932	1,657	2000	(A)
Larwin Square Tustin, CA	—	8,617	20,104	70	678	—	8,687	20,782	29,469	1,727	2002	(A)
Loma Square San Diego, CA	17,405	10,135	23,649	—	275	—	10,135	23,924	34,059	1,758	2003	(A)
Manteca Marketplace Manteca, CA	—	3,904	11,908	3	676	—	3,907	12,584	16,491	2,573	1998	(A)
Marina Village Huntington Beach, CA	—	3,531	10,660	15	639	—	3,546	11,299	14,845	2,156	1999	(A)
Maysville Marketsquare Maysville, KY	4,928	3,435	2,001	(352)	3,971	—	3,083	5,972	9,055	1,997	1992 1993	(A) (C)
Medford Center Medford, OR	—	8,369	19,527	1	3,321	—	8,370	22,848	31,218	1,743	2003	(A)
Melrose Village Vista, CA	8,319	5,125	11,621	—	181	—	5,125	11,802	16,927	3,518	1999	(A)
Memphis Retail Center Memphis, TN	—	1,204	3,784	—	(113)	—	1,204	3,671	4,875	1,204	1992	(A)
Menlo Park Portland, OR	—	3,056	7,134	44	1,604	—	3,100	8,738	11,838	1,174	2000	(A)
Milwaukie Marketplace Milwaukie, OR	—	3,184	9,717	—	422	—	3,184	10,139	13,323	2,156	1998	(A)
Mineral King Plaza Visalia, CA	—	1,506	3,505	—	160	—	1,506	3,665	5,171	292	2003	(A)
Mira Loma Shopping Center Reno, NV	—	1,925	5,810	—	1,475	—	1,925	7,285	9,210	1,299	1998	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2005

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)	Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Mission Ridge Plaza Manteca, CA	—	2,880	8,640	—	109	—	2,880	8,749	11,629	1,120	2000	(A)
Monterey Plaza San Jose, CA	15,782	7,688	18,692	14	374	—	7,702	19,066	26,768	4,226	1997	(A)
Mountain Square Upland, CA	23,593	8,902	20,666	—	341	—	8,902	21,007	29,909	1,563	2003	(A)
North County Plaza Carlsbad, CA	—	5,899	13,765	—	1,149	—	5,899	14,914	20,813	1,099	2003	(A)
North Mountain Village Phoenix, AZ	6,876	2,058	6,173	—	80	—	2,058	6,253	8,311	502	2003	(A)
North Reno Reno, NV	5,581	2,447	7,341	4	—	—	2,451	7,341	9,792	107	2005	(A)
Northridge Plaza Fair Oaks, CA	—	1,658	4,977	—	208	—	1,658	5,185	6,843	754	2000	(A)
Oceanside Crossing Oceanside, CA	—	1,667	3,890	—	590	—	1,667	4,480	6,147	381	2003	(A)
Olympia Place Walnut Creek, CA	—	8,559	10,041	(38)	26,963	—	8,521	37,004	45,525	1,897	2000	(A)
Olympia Square Olympia, WA	12,957	3,737	11,580	1	794	—	3,738	12,374	16,112	4,952	1992	(A)
Olympia West Center Olympia, WA	—	2,736	8,278	—	52	—	2,736	8,330	11,066	1,702	1997	(A)
Oregon City Shopping Center Oregon City, OR	8,641	4,426	13,424	—	3,525	—	4,426	16,949	21,375	3,061	1998	(A)
Oregon Trail Gresham, OR	—	3,593	11,501	—	2,955	—	3,593	14,456	18,049	3,083	1998	(A)
Pacific Commons Shopping Center Spanaway, WA	—	3,419	10,307	—	123	—	3,419	10,430	13,849	2,005	1998	(A)
Palmdale Center Palmdale, CA	—	1,150	3,509	—	87	—	1,150	3,596	4,746	766	1997	(A)
Palomar Village Shopping Center Temecula, CA	—	7,243	20,228	—	9	—	7,243	20,237	27,480	549	2004	(A)
Panther Lake Shopping Center Kent, WA	—	1,950	5,901	1	224	—	1,951	6,125	8,076	1,293	1998	(A)
Park Place Vallejo, CA	—	4,020	9,381	—	110	—	4,020	9,491	13,511	1,244	2000	(A)
Pavilions Place Westminster, CA	—	12,071	28,166	36	1,319	—	12,107	29,485	41,592	1,891	2003	(A)
Pine Creek Shopping Center Grass Valley, CA	—	5,000	15,001	—	1,887	—	5,000	16,888	21,888	2,119	2000	(A)
Pioneer Plaza Springfield, OR	—	1,864	5,707	—	80	—	1,864	5,787	7,651	1,138	1998	(A)
Plaza 580 Livermore, CA	—	4,010	12,031	—	309	—	4,010	12,340	16,350	1,628	2000	(A)
Powell Valley Junction Gresham, OR	—	1,546	4,747	—	1,597	—	1,546	6,344	7,890	1,180	1998	(A)
Rainbow Promenade Las Vegas, NV	17,671	9,381	21,933	(15)	169	—	9,366	22,102	31,468	4,633	1997	(A)
Rancho Las Palmas Rancho Mirage, CA	11,558	5,025	15,233	—	1,266	—	5,025	16,499	21,524	2,816	1999	(A)
Renaissance West Las Vegas, NV	29,250	9,872	29,615	—	—	—	9,872	29,615	39,487	—	2005	(A)
Rheem Valley Moraga, CA	—	4,518	10,523	—	851	—	4,518	11,374	15,892	948	2003	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2005

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)	Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Rockwood Plaza Gresham, OR	—	1,179	3,540	18	1,274	—	1,197	4,814	6,011	1,018	2000	(A)
Sahara Pavilion North Las Vegas, NV	28,561	11,920	28,652	2	636	—	11,922	29,288	41,210	11,060	1992	(A)
Sahara Pavilion South Las Vegas, NV	—	4,833	12,988	—	1,626	—	4,833	14,614	19,447	5,549	1992	(A)
San Dimas Market Place San Dimas, CA	13,253	5,699	17,315	—	183	—	5,699	17,498	23,197	3,513	1998	(A)
Sandy Marketplace Sandy, OR	4,012	2,047	6,132	8	518	—	2,055	6,650	8,705	1,365	1998	(A)
Shops at Bakersfield Bakersfield, CA	—	59	178	—	33	—	59	211	270	16	2003	(A)
Shops at Lincoln School Modesto, CA	—	1,672	5,069	—	237	—	1,672	5,306	6,978	823	1999	(A)
Silverdale Plaza Silverdale, WA	—	7,546	22,320	—	18	—	7,546	22,338	29,884	233	2005	(A)
Silverdale Shopping Center Silverdale, WA	5,478	2,048	4,652	—	128	—	2,048	4,780	6,828	377	2003	(A)
Sky Park Plaza Chico, CA	—	3,566	10,700	—	1,713	—	3,566	12,413	15,979	1,457	2000	(A)
Southgate Center Milwaukie, OR	2,777	1,423	4,319	—	531	—	1,423	4,850	6,273	862	1998	(A)
Southpointe Plaza Sacramento, CA	9,148	2,194	5,100	—	677	—	2,194	5,777	7,971	488	2003	(A)
Sunset Esplanade Hillsboro, OR	—	8,610	20,090	—	136	—	8,610	20,226	28,836	1,961	2002	(A)
Sunset Mall Portland, OR	7,095	2,996	9,089	(14)	188	—	2,982	9,277	12,259	1,704	1998	(A)
Sunset Square Bellingham, WA	—	6,100	18,647	(5)	2,128	—	6,095	20,775	26,870	8,068	1992	(A)
Sycamore Plaza Anaheim, CA	—	1,856	5,589	—	208	—	1,856	5,797	7,653	798	2000	(A)
Tacoma Central Tacoma, WA	—	5,314	16,219	—	575	—	5,314	16,794	22,108	3,577	1997	(A)
Tanasbourne Village Hillsboro, OR	16,999	5,573	13,861	—	1,048	—	5,573	14,909	20,482	5,366	1992	(A)
Troutdale Troutdale, OR	—	1,662	4,987	—	218	—	1,662	5,205	6,867	73	2005	(A)
Tustin Heights Tustin, CA	9,672	3,675	11,089	(25)	1,073	—	3,650	12,162	15,812	2,343	1997	(A)
Ukiah Crossroads Ukiah, CA	—	1,869	5,609	—	31	—	1,869	5,640	7,509	737	2000	(A)
Vermont Slauson Shopping Center Los Angeles, CA	—	5,231	12,143	—	29	—	5,231	12,172	17,403	866	2003	(A)
Victorian Walk Fresno, CA	—	1,676	5,025	—	355	—	1,676	5,380	7,056	871	2000	(A)
Vineyard Village Ontario, CA	—	2,767	6,411	—	(354)	—	2,767	6,057	8,824	1,643	1994/96	(A)
Vineyard Village East Ontario, CA	—	648	2,720	1	349	—	649	3,069	3,718	1,000	1994	(A)
Vineyards Marketplace Rancho Cucamonga, CA	4,933	2,072	4,835	—	62	—	2,072	4,897	6,969	361	2003	(A)
West Town Winnemucca, NV	—	1,085	3,258	—	28	—	1,085	3,286	4,371	428	2000	(A)

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2005

(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Total Costs
Description	Encumbrances	Land	Buildings and Improvements (2)	Land Add.	Improvements (2)	Other	Land	Buildings and Improvements	Total (1) (2) (3)	Accumulated Depreciation (2) (3)	Date of Acquis. (A) Constr. (C)
PROPERTIES:
Winterwood Pavilion Las Vegas, NV	—	4,573	13,015	—	1,319	—	4,573	14,334	18,907	5,770	1992	(A)
Yreka Junction Yreka, CA	—	2,436	7,304	—	12	—	2,436	7,316	9,752	943	2000	(A)
Pan Pacific Retail Properties redemption of operating subsidiary units	—	—	—	—	—	6,997	—	6,997	6,997	131	2004	(A)

	$390,132	$560,086	$1,461,576	$12,213	$181,367	$6,997	$572,299	$1,649,940	$2,222,239	$240,086

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2005

(In thousands)

Notes:

(1)	The aggregate gross cost of the properties owned by Pan Pacific Retail Properties, Inc. for federal income tax purposes, approximated $2,071,215 as of December 31, 2005.

(2)	Net of write-offs of fully depreciated assets.

(3)	The following table reconciles the historical cost and related accumulated depreciation and amortization of Pan Pacific Retail Properties, Inc. from January 1, 2003 through December 31, 2005:

	For the years ended December 31,
	2005	2004	2003
Cost of properties
Balance, beginning of year	$2,092,312	$1,934,343	$1,431,090
Additions (acquisition, improvements, etc.)	150,481	179,198	725,670
Interest capitalized	747	567	4,507
Deductions (write-off of tenant improvements, cost of real estate sold and provision for loss on impairment)	(21,301)	(21,796)	(226,924)

Balance, end of year	$2,222,239	$2,092,312	$1,934,343

	For the years ended December 31,
	2005	2004	2003
Accumulated depreciation and amortization
Balance, beginning of year	$200,181	$160,449	$125,057
Additions (depreciation and amortization expense)	46,190	42,157	37,838
Deductions (write-off of accumulated depreciation of tenant improvements and cost of real estate sold)	(6,285)	(2,425)	(2,446)

Balance, end of year	$240,086	$200,181	$160,449

See accompanying report of independent registered public accounting firm.