Form 10-Q
period 2006-03-31
PAN PACIFIC RETAIL PROPERTIES INC
filed 2006-05-09
CIK 1040454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of April 26, 2006, the number of shares of the registrant’s common stock outstanding was 40,774,388.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS:
Properties, at cost:
Land	$572,660	$574,048
Buildings and improvements	1,589,070	1,581,489
Tenant improvements	67,874	66,702

	2,229,604	2,222,239
Less accumulated depreciation and amortization	(252,376)	(240,086)

	1,977,228	1,982,153
Investment in unconsolidated entity	1,357	1,379
Cash and cash equivalents	5,357	5,859
Accounts receivable (net of allowance for doubtful accounts of $1,829 and $2,121, respectively)	7,896	10,813
Accrued rent receivable (net of allowance for doubtful accounts of $3,148 and $3,283, respectively)	28,618	28,699
Notes receivable	3,671	3,046
Deferred lease commissions (net of accumulated amortization of $10,754 and $9,769, respectively)	16,072	15,526
Prepaid expenses	22,856	21,585
Other assets	28,734	29,704

	$2,091,789	$2,098,764

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable	$357,749	$390,132
Line of credit payable	73,500	44,500
Senior notes	653,965	653,908
Accounts payable, accrued expenses and other liabilities	44,302	43,387

	1,129,516	1,131,927
Minority interests	24,985	28,794

Commitments and contingencies
Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,774,388 and 40,701,053 shares issued and outstanding, net of 1,190,999 treasury shares, at March 31, 2006 and December 31, 2005, respectively	408	407
Additional paid in capital	961,527	960,444
Accumulated deficit	(24,647)	(22,808)

	937,288	938,043

	$2,091,789	$2,098,764

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)
REVENUE:
Base rent	$61,418	$57,531
Percentage rent	1,195	872
Recoveries from tenants	16,741	15,542

	79,354	73,945

EXPENSES:
Property operating	10,804	10,247
Property taxes	6,749	6,370
Depreciation and amortization	15,980	13,675
General and administrative	3,608	4,068

	37,141	34,360

OPERATING INCOME	42,213	39,585

OTHER INCOME (EXPENSE):
Interest expense	(18,188)	(16,632)
Income from unconsolidated entity	80	154
Other income	836	1,238
Other expense	(252)	(252)

	(17,524)	(15,492)

INCOME BEFORE MINORITY INTERESTS	24,689	24,093
Minority interests	(614)	(618)

INCOME FROM CONTINUING OPERATIONS	24,075	23,475
Discontinued operations	180	519

NET INCOME	$24,255	$23,994

Basic earnings per share:
Income from continuing operations	$0.60	$0.58
Discontinued operations	$—	$0.01
Net income	$0.60	$0.59
Diluted earnings per share:
Income from continuing operations	$0.60	$0.58
Discontinued operations	$—	$0.01
Net income	$0.60	$0.59

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,255	$23,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,980	13,675
Bad debt expense	37	234
Amortization of prepaid financing costs, premiums and discounts	523	399
Income from unconsolidated entity	(80)	(154)
Discontinued operations	(180)	(519)
Minority interests	614	618
Vesting of restricted stock	952	853
Accrued interest added to notes receivable	(59)	(148)
Changes in assets and liabilities:
Decrease in accounts receivable	2,880	2,722
Decrease (increase) in accrued rent receivable	81	(707)
Increase in deferred lease commissions	(1,600)	(1,510)
Increase in prepaid expenses	(1,817)	(1,571)
Decrease (increase) in other assets	154	(606)
Increase in accounts payable, accrued expenses and other liabilities	4,115	4,224

Net cash provided by continuing operating activities	45,855	41,504
Operating cash from discontinued operations	180	685

Net cash provided by operating activities	46,035	42,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(13,280)	(10,711)
Funds held in escrow pending property acquisition	(500)	—
Intangibles recognized in connection with acquisition of properties	(1,069)	(2,031)
Distributions and equity repayments from unconsolidated entity	102	88
Redemption of operating subsidiary units	(982)	(482)
Collections of notes receivable	115	207
Addition to notes receivable	(681)	—

Net cash used in investing activities	(16,295)	(12,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable payments	(32,302)	(1,531)
Line of credit proceeds	65,000	48,400
Line of credit payments	(36,000)	(49,300)
Stock issued on exercise of options	132	170
Distributions paid	(27,072)	(24,810)

Net cash used in financing activities	(30,242)	(27,071)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(502)	2,189
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,859	2,411

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,357	$4,600

		(continued )

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $234 and $180, respectively)	$16,508	$13,510
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable assumed upon acquisition of property	$—	$13,135
Issuance of nonvested restricted shares, net of forfeitures	$692	$4,833
Land and minority interest adjustments related to past acquisition	$3,445	$—

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 (unaudited) and December 31, 2005,

and for the three months ended March 31, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

1.	Management statement and general

(a) General information

Pan Pacific Retail Properties, Inc. (together with its subsidiaries, the “Company”) is an equity real estate investment trust (“REIT”) that owns, leases and manages neighborhood and community shopping centers. The Company believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code.

(b) Principles of consolidation

The consolidated financial statements of the Company were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments consisting of primarily normal recurring accruals necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2005, which are included in the Company’s 2005 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

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

(c) Reclassifications

Certain reclassifications of 2005 amounts have been made in order to conform to 2006 presentation.

2.	Stock plans and stock-based compensation

The Company has two stock-related compensation plans pursuant to which the Company’s Board of Directors may grant stock, restricted stock awards and stock options to officers, directors and key employees. Through December 31, 2005, the Company accounted for its stock plans using the intrinsic value method set forth in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, generally, when the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Beginning on January 1, 2006, using the modified prospective method, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, which requires all share-based payments to employees, including nonvested restricted stock awards, to be recorded as an expense based on their fair values. As of March 31, 2005, all stock options granted by the Company were fully vested; as such, future years will not reflect any option-related compensation expense under SFAS No. 123R unless additional stock options are granted. There were 10,400 stock options outstanding at a weighted average exercise price of $24.96 at March 31, 2006. The Company has not granted any stock options since 2002 and does not currently plan to grant options in the future.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 (unaudited) and December 31, 2005,

and for the three months ended March 31, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2.	Stock plans and stock-based compensation (continued)

The fair value of nonvested restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Under SFAS No. 123R, compensation expense related to issuances of nonvested restricted stock awards is recorded based on the fair value. Nonvested restricted stock awards are settled in the form of stock. There were no pre-vesting forfeitures in the first quarter of 2006. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible. Any future pre-vesting forfeitures are also expected to be negligible and the Company will record the benefit related to such forfeitures as they occur. In the Company’s pro forma information required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure” for the periods prior to 2006, the Company also accounted for forfeitures as they occurred.

In accordance with the two Company stock-related compensation plans, the Company pays non-refundable dividends to the holders of nonvested restricted stock awards. Under SFAS 123R, the dividends paid to holders of these nonvested restricted stock awards should be charged as compensation expense of the Company to the extent that they relate to nonvested restricted stock awards that do not or are not expected to vest. Given the negligible historical and prospective forfeiture rate determined by the Company, the Company did not record any amount to compensation expense, related to dividends paid, for the three months ended March 31, 2006, nor does it expect to record any amounts in future periods.

In January 2006, the Compensation Committee of the Board of Directors awarded 57,500 shares of nonvested restricted stock awards to certain officers pursuant to the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (2000 Plan). The key terms and conditions of these agreements are in the process of being finalized by the Board of Directors (Board). Accordingly, no compensation expense has been recorded for these awards. These nonvested restricted stock awards will be accounted for in accordance with SFAS No. 123R and related Interpretations upon determination of the grant date. Additionally, in January 2006, the Company granted 8,000 shares of nonvested restricted stock awards, which vest over three years from the date of grant, to four independent directors of the Board and 2,000 shares of nonvested restricted stock awards, which vest over two years from the date of grant, to one independent director of the Board pursuant to the 2000 Plan. The fair value of these grants to be amortized to compensation expense over the respective vesting periods totaled $692,000.

In January 2005, the Company granted 75,000 of nonvested performance-based restricted stock awards to certain officers pursuant to the 2000 Plan. Additionally, the Company granted 8,000 shares of nonvested restricted stock awards, which vest over three years from the date of grant, to four independent directors of the Board and 2,000 shares of nonvested restricted stock awards, which vest over two years from the date of grant, to one independent director of the Board pursuant to the 2000 Plan. The fair value of these grants to be amortized to compensation expense over the respective vesting periods totaled $4,874,000. In January 2005, unrecognized compensation expense was reduced by $41,000 as a result of the forfeiture of 834 shares of nonvested restricted stock awards.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 (unaudited) and December 31, 2005,

and for the three months ended March 31, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2.	Stock plans and stock-based compensation (continued)

For the three months ended March 31, 2006 and 2005, $952,000 and $853,000, respectively, was recognized as compensation expense on nonvested restricted stock awards in general and administrative expense. The unrecognized compensation expense on all nonvested restricted stock awards at March 31, 2006 was $6,435,000, which is expected to be recognized over a weighted-average period of 1.82 years assuming all performance-based criteria are achieved. Nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	250,375	$43.8884
Granted	10,000	$69.2000
Vested	(118,279)	$39.5305

Balance at March 31, 2006	142,096	$49.2970

Prior to adopting the provisions of SFAS No. 123R and in accordance with APB No. 25, the Company previously measured compensation expense for its share-based employee compensation plans using the intrinsic value method. In accordance with the requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company provided pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. The following table shows the Company’s required pro-forma information for the applicable period prior to 2006 using a Black-Scholes option pricing model:

For the three months ended March 31, 2005
Net income as reported	$23,994
Add: Stock-based compensation expense included in reported net income	$853
Deduct: Total fair value stock-based compensation expense for all awards	$(907)

Pro forma net income	$23,940

Basic earnings per share as reported	$0.59
Pro forma basic earnings per share	$0.59
Diluted earnings per share as reported	$0.59
Pro forma diluted earnings per share	$0.59

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 (unaudited) and December 31, 2005,

and for the three months ended March 31, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

3.	Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (all net income is available to common stockholders for the periods presented since there is no preferred stock outstanding):

	For the three months ended March 31,
	2006	2005
Income available to common stockholders:
Basic	$24,255	$23,994
Add-back income allocated to dilutive operating subsidiary units	5	338

Diluted	$24,260	$24,332

Weighted average shares:
Basic	40,568,909	40,338,257
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	59,701	174,216
Conversion of dilutive operating subsidiary units	54,869	619,755

Diluted	40,683,479	41,132,228

For the three months ended March 31, 2006 and 2005, respectively, 564,886 and 72,138 subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

4.	Discontinued operations

We report each individual property as a component for determining discontinued operations. The operations of one property held for sale at March 31, 2006 were reported as income from discontinued operations for the three months ended March 31, 2006. The operations of one property sold during 2005 and the one property held for sale at March 31, 2006 were reported as income from discontinued operations for the three months ended March 31, 2005. The assets and liabilities of the property held for sale have not been reclassified on the balance sheet due to their insignificant amounts. The following is a summary of our income from discontinued operations for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005
Revenue	$182	$993
Property operating expenses	(2)	(304)
Depreciation and amortization expenses	—	(170)

Discontinued operations	$180	$519

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 (unaudited) and December 31, 2005,

and for the three months ended March 31, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

5.	Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on March 31, 2006, the estimated amount payable to the limited partner is $3,757,000.

The Company is a general partner in a general partnership and a limited partnership which together own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnerships occurred on March 31, 2006, the estimated amounts payable to the other general partner and the limited partner are $14,140,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three months ended March 31, 2005 to separately reflect the results of discontinued operations for properties that have since been sold or classified as held for sale. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three months ended March 31, 2005. See the discussion of discontinued operations in the “Results of Operations” section below.

Cautionary Language

The discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management’s current views with respect to future events and financial performance. Forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially from expectations include market valuations of our stock, financial performance and operations of our shopping centers, real estate market conditions, execution of shopping center development programs, successful completion of renovations, completion of pending acquisitions and dispositions, including the completion of customary due diligence and closing conditions, the Company’s ability to successfully integrate acquired assets, changes in the availability of additional acquisition and disposition opportunities, changes in local or national economic conditions, changes in tax laws, acts of terrorism or war and other risks detailed from time to time in reports filed with the Securities and Exchange Commission.

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

One shopping center asset was acquired and no non-strategic assets were sold in each of the three months ended March 31, 2006 and 2005, respectively.

A significant portion of our historic growth has come through acquisitions. However, the acquisition environment has become more competitive over the last several years and it has become increasingly difficult to find acquisitions that meet our financial return objectives. Given the difficult acquisition market and our current expectations, we anticipate a slower growth rate in the foreseeable future. We will continue to strategically manage our portfolio by selectively pursuing acquisitions in markets where attractive opportunities exist and upgrading our portfolio by disposing of underperforming properties.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Revenue

	For the Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(dollars in thousands) (unaudited)	2006	2005
Base rent	$61,418	$57,531	$3,887	6.8%
Percentage rent	1,195	872	323	37.0%
Recoveries from tenants	16,741	15,542	1,199	7.7%

Total revenue	$79,354	$73,945	$5,409	7.3%

Tenant recovery percentage	95.4%	93.5%

The net increase in rental revenue, which includes base rent and percentage rent, resulted principally from the increase in rental rates we are achieving through our leasing initiatives and the acquisitions of six shopping center assets in 2005.

The increase in recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, resulted primarily from the acquisitions of shopping center assets in 2005. In addition, recoveries from tenants increased because recoverable expenses increased. The increase in the tenant recovery percentage is due to lower bad debt expense, which is non-recoverable, and stronger expense recovery language in leases that we renew.

Expenses

	For the Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(dollars in thousands) (unaudited)	2006	2005
Property operating	$10,804	$10,247	$557	5.4%
Property taxes	6,749	6,370	379	6.0%
Depreciation and amortization	15,980	13,675	2,305	16.9%
General and administrative	3,608	4,068	(460)	(11.3)%

Total expenses	$37,141	$34,360	$2,781	8.1%

The increase in property operating expenses was primarily due to the acquisitions of six shopping center assets in 2005, and was reflected in increases in repairs and grounds maintenance, security costs, cleaning costs, utilities and general building expenses. These increases were offset by decreases in parking costs, bad debt expense and legal costs.

The increase in property taxes was primarily the result of the acquisitions of shopping center assets in 2005.

The increase in depreciation and amortization was primarily due to the amortization of the value of the leases in place for properties acquired in 2005 and the depreciation related to properties acquired in 2005.

The decrease in general and administrative expenses resulted primarily from an increase in internal capitalized leasing costs due to an increase in leasing activities, which is an offset to related general and administrative expenses, and a decrease in audit expenses related to Sarbanes-Oxley 404 compliance work. These fluctuations were offset by an increase in compensation costs. As a percentage of total revenue and other income, general and administrative expenses were 4.5% for the three months ended March 31, 2006 as compared to 5.4% for the three months ended March 31, 2005.

Other Income (Expense)

	For the Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(dollars in thousands) (unaudited)	2006	2005
Interest expense	$(18,188)	$(16,632)	$1,556	9.4%
Income from unconsolidated entities	80	154	$(74)	(48.1)%
Other income	836	1,238	$(402)	(32.5)%
Other expense	(252)	(252)	—	—

Total other income (expense)	$(17,524)	$(15,492)	$2,032	13.1%

The increase in interest expense was a result of additional amounts drawn on our revolving credit facility to finance property acquisitions during 2005 and the first quarter of 2006. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. Interest expense also increased as a result of our issuance of $100,000,000 in aggregate principal amount of senior notes in August 2005. The stated interest rate of 5.25% on the senior notes, and the related amortization of prepaid financing costs, are higher than our cost to borrow funds under our revolving credit facility which was paid down with the net proceeds of this note offering. The borrowing on our credit line had a weighted average interest rate of 5.44% at March 31, 2006.

The decrease in other income resulted primarily from income on a partial land sale that was recorded in the three months ended March 31, 2005. Additionally, the decrease is attributable to income on a miscellaneous note receivable that was recorded in the 2005 period and no longer outstanding as of March 31, 2006 and a decrease in income related to tenants who have defaulted on their leases.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2006 of $180,000 reflects the operations of one non-strategic asset that was classified as held for sale at March 31, 2006. Discontinued operations for the three months ended March 31, 2005 of $519,000 reflects the operations of one non-strategic asset that was sold during 2005 and the one non-strategic asset that was classified as held for sale at March 31, 2006.

Cash Flows

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Net cash provided by continuing operating activities increased by $4,351,000 to $45,855,000 for the three months ended March 31, 2006, as compared to $41,504,000 for the three months ended March 31, 2005. The increase was primarily the result of an increase from operating income arising from properties acquired in 2005.

Net cash used in investing activities increased by $3,366,000 to $16,295,000 for the three months ended March 31, 2006, as compared to $12,929,000 for the three months ended March 31, 2005. The increase was primarily due to an increase in acquisitions of and additions to properties, funds held in escrow pending a property acquisition and an addition to notes receivable, offset by a decrease in intangibles recognized in connection with the acquisition of properties.

Net cash used in financing activities increased by $3,171,000 to $30,242,000 for the three months ended March 31, 2006, as compared to $27,071,000 for the three months ended March 31, 2005. The increase primarily resulted from an increase in notes payable payments and an increase in distributions paid, offset by a net increase in line of credit borrowings.

Liquidity and Capital Resources

Our total market capitalization at March 31, 2006 was approximately $4,015,272,000 based on the market closing price of our common stock at March 31, 2006 of $70.90 per share (assuming the conversion of 619,755 operating subsidiary units to common stock) and our debt outstanding of approximately $1,085,214,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 27.0% at March 31, 2006. Our board of directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In September 2004, we entered into an amended and restated $300,000,000 revolving credit facility with a maturity date of March 2007. At March 31, 2006, we had $73,500,000 drawn on our revolving credit facility leaving $226,500,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.60% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at March 31, 2006 was 5.44%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The amended and restated revolving credit facility contains certain financial and other covenants which we believe we are in compliance with at March 31, 2006.

In August 2005, we issued $100,000,000 of 5.25% senior notes due September 1, 2015. The net proceeds from this offering were used to repay a portion of the borrowings under our revolving credit facility. Consistent with senior notes previously issued by us, we are bound by certain financial covenants which we believe we are in compliance with at March 31, 2006.

We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we are not a party to any derivative financial instruments at March 31, 2006. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

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

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$0.5425
June 30, 2004	May 17, 2004	May 28, 2004	June 15, 2004	$0.5425
September 30, 2004	August 4, 2004	August 27, 2004	September 15, 2004	$0.5425
December 31, 2004	November 11, 2004	November 26, 2004	December 15, 2004	$0.5425
March 31, 2005	February 17, 2005	February 25, 2005	March 15, 2005	$0.5900
June 30, 2005	April 29, 2005	May 27, 2005	June 15, 2005	$0.5900
September 30, 2005	August 16, 2005	August 26, 2005	September 15, 2005	$0.5900
December 31, 2005	October 27, 2005	November 23, 2005	December 15, 2005	$0.5900
March 31, 2006	February 8, 2006	February 24, 2006	March 15, 2006	$0.6400

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

Off-Balance Sheet Arrangements

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. At March 31, 2006, the balance of the joint venture’s note payable on the property, which bears interest at 7%, was $18,473,000. The note payable is secured by the property and is not guaranteed by us. This is the only off-balance sheet transaction to which we are a party. In the fourth quarter of 2005, we entered into a note receivable as part of an agreement to extend financing to the joint venture to construct another building at the project. At March 31, 2006, the balance on this note receivable, which bears interest at 7%, was $1,160,000. We account for this joint venture under the equity method.

Contractual Obligations and Contingent Liabilities

There were no material changes outside the normal course of our business in our contractual obligations and contingent liabilities from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Interest Rate Risk

As of March 31, 2006, we had $79,500,000 of outstanding floating rate debt under our revolving credit facility and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2006. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 6.6% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $2,091,789,000 and a market capitalization of $2,930,059,000 of our common stock and operating subsidiary units.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Pan Pacific Retail Properties, Inc., dated August 11, 1997, as amended by the Articles of Amendment to the Articles of Amendment and Restatement of Pan Pacific Retail dated May 20, 2004 (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

4.1	Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

4.2	Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.4	Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.5	Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.6	Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.7	Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.8	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.9	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

Exhibit No.	Description

4.10	Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.11	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, filed on June 20, 2002, and incorporated herein by reference).

4.12	Minutes of a meeting of the Pricing Committee held on June 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, filed on June 20, 2002, and incorporated herein by reference).

4.13	Form of 6.125% Notes due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.14	Minutes of a meeting of the Pricing Committee held on December 12, 2002 designating the terms of 6.125% Notes due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.15	Form of 4.70% Note due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.16	Minutes of a meeting of the Pricing Committee held on May 28, 2003 designating the terms of the 4.70% Note due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.17	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.18	Minutes of a meeting of the Pricing Committee held on May 21, 2004 designating the terms of the 5.95% Note due 2014 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.19	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

Exhibit No.	Description

4.20	Minutes of a meeting of the Pricing Committee held on July 14, 2004 designating the terms of the 5.95% Note due 2014 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

4.21	Form of 5.25% Note due 2015 (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 23, 2005, and incorporated herein by reference).

4.22	Officer’s Certificate pursuant to Section 201, 301 and 303 of the Indenture, dated April 6, 2001, between Pan Pacific Retail Properties, Inc. and the Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled “5.25% Senior Unsecured Notes due 2015” (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 23, 2005, and incorporated herein by reference).

4.23	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Myrtle Gronske, the Harry J. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, Hughes Investments, Visalia MKP, Inc., HI-Loma, HI-NC, Hughes Milliken Associates, CJJ Limited Partnership, Bartfam, Cecile C. Bartman, Trustee under the Will of Bernard Citron, Deceased, Cecile Citron Bartman Trust dated September 26, 2001, Rebecca Jean Speer Trust U/A/D November 9, 1994, Doreann Speer Gibson Trust U/A/D October 13, 1989, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Rebecca Speer, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Linda Speer Fortune, Trust “D”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 and Trust “A”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 (previously filed as Exhibit 4.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333- 103498) and incorporated herein by reference).

4.24	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Saul Kreshek, Ernest Grossman and Margaret Lewicki (previously filed as Exhibit 4.19 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2006.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ Stuart A. Tanz	By:	/s/ Joseph B. Tyson
	Stuart A. Tanz		Joseph B. Tyson, CPA
	Director, Chairman, Chief Executive		Executive Vice President, Chief Financial
	Officer and President		Officer and Secretary (Principal Financial and Accounting Officer)