Form 10-Q
period 2006-06-30
PAN PACIFIC RETAIL PROPERTIES INC
filed 2006-07-27
CIK 1040454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of July 25, 2006, the number of shares of the registrant’s common stock outstanding was 40,774,388.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS:
Properties, at cost:
Land	$568,874	$574,048
Buildings and improvements	1,601,629	1,581,489
Tenant improvements	65,892	66,702

	2,236,395	2,222,239
Less accumulated depreciation and amortization	(262,659)	(240,086)

	1,973,736	1,982,153
Investment in unconsolidated entity	1,341	1,379
Cash and cash equivalents	5,552	5,859
Accounts receivable (net of allowance for doubtful accounts of $2,391 and $2,121, respectively)	7,224	10,813
Accrued rent receivable (net of allowance for doubtful accounts of $3,025 and $3,283, respectively)	28,687	28,699
Notes receivable	4,353	3,046
Deferred lease commissions (net of accumulated amortization of $11,146 and $9,769, respectively)	15,950	15,526
Prepaid expenses	20,596	21,585
Other assets	29,073	29,704

	$2,086,512	$2,098,764

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable	$356,604	$390,132
Line of credit payable	81,500	44,500
Senior notes	654,021	653,908
Accounts payable, accrued expenses and other liabilities	37,073	43,387

	1,129,198	1,131,927
Minority interests	18,146	28,794

Commitments and contingencies
Stockholders’ equity:
Preferred stock par value $.01 per share, 30,000,000 authorized shares, no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock par value $.01 per share, 100,000,000 authorized shares, 40,774,388 and 40,701,053 shares issued and outstanding, net of 1,190,999 treasury shares, at June 30, 2006 and December 31, 2005, respectively	408	407
Additional paid in capital	962,100	960,444
Accumulated deficit	(23,340)	(22,808)

	939,168	938,043

	$2,086,512	$2,098,764

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
REVENUE:
Base rent	$61,642	$58,490	$123,060	$116,021
Percentage rent	534	389	1,729	1,261
Recoveries from tenants	17,434	14,725	34,175	30,267

	79,610	73,604	158,964	147,549

EXPENSES:
Property operating	11,487	9,902	22,291	20,149
Property taxes	7,437	6,074	14,186	12,444
Depreciation and amortization	15,488	13,623	31,468	27,298
General and administrative	3,080	3,850	6,688	7,918

	37,492	33,449	74,633	67,809

OPERATING INCOME	42,118	40,155	84,331	79,740

OTHER INCOME (EXPENSE):
Interest expense	(18,092)	(17,088)	(36,280)	(33,720)
Income from unconsolidated entity	87	88	167	242
Other income	1,161	1,874	1,997	3,112
Other expense	(206)	(247)	(458)	(499)

	(17,050)	(15,373)	(34,574)	(30,865)

INCOME BEFORE MINORITY INTERESTS	25,068	24,782	49,757	48,875
Minority interests	(407)	(570)	(1,021)	(1,188)

INCOME FROM CONTINUING OPERATIONS	24,661	24,212	48,736	47,687
Discontinued operations	2,742	208	2,922	727

NET INCOME	$27,403	$24,420	$51,658	$48,414

Basic earnings per share:
Income from continuing operations	$0.61	$0.60	$1.20	$1.18
Discontinued operations	$0.07	$—	$0.07	$0.02
Net income	$0.68	$0.60	$1.27	$1.20
Diluted earnings per share:
Income from continuing operations	$0.60	$0.60	$1.20	$1.18
Discontinued operations	$0.07	$—	$0.07	$0.01
Net income	$0.67	$0.60	$1.27	$1.19

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,658	$48,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,468	27,298
Bad debt expense	742	370
Amortization of prepaid financing costs, premiums and discounts	933	791
Income from unconsolidated entity	(167)	(242)
Discontinued operations	(2,922)	(727)
Minority interests	1,021	1,188
Vesting of restricted stock	1,525	1,491
Increase due to accrued interest added to notes receivable	(137)	(297)
Changes in assets and liabilities:
Decrease in accounts receivable	2,847	4,592
Decrease (increase) in accrued rent receivable	12	(1,459)
Increase in deferred lease commissions	(2,598)	(2,801)
(Increase) decrease in prepaid expenses	(11)	311
Decrease (increase) in other assets	28	(132)
Decrease in accounts payable, accrued expenses and other liabilities	(3,650)	(2,679)

Net cash provided by continuing operating activities	80,749	76,118
Operating cash provided by discontinued operations	316	1,169

Net cash provided by operating activities	81,065	77,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(18,068)	(28,136)
Intangibles recognized in connection with acquisition of properties	(1,069)	(5,189)
Distributions and equity repayments from unconsolidated entity	205	187
Redemption of operating subsidiary units	(21,936)	(482)
Collections of notes receivable	224	425
Addition to notes receivable	(1,394)	—

Net cash used in continuing investing activities	(42,038)	(33,195)
Investing cash provided by discontinued operations	10,650	—

Net cash used in investing activities	(31,388)	(33,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable payments	(33,622)	(3,052)
Line of credit proceeds	116,500	86,000
Line of credit payments	(79,500)	(77,100)
Stock issued on exercise of options	132	2,740
Distributions paid	(53,494)	(49,274)

Net cash used in financing activities	(49,984)	(40,686)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(307)	3,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,859	2,411

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,552	$5,817

(continued)

PAN PACIFIC RETAIL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized of $499 and $369, respectively)	$36,836	$34,088
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable assumed upon acquisition of property	$—	$18,776
Issuance of nonvested restricted shares, net of forfeitures	$692	$4,428
Land and minority interest adjustments related to past acquisition	$4,231	$—

See accompanying notes to consolidated financial statements.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 (unaudited) and December 31, 2005,

and for the three and six months ended June 30, 2006 and 2005 (unaudited)

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

(b) Principles of consolidation

The consolidated financial statements of the Company were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments consisting of normal recurring accruals necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2005, which are included in the Company’s 2005 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have been omitted from this report.

The Company consolidates entities, including variable interest entities, that the Company controls and records a minority interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority shareholder. If the minority shareholder holds substantive participation rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority shareholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder. With respect to the partnerships and limited liability companies, the Company determines control through a consideration of each parties’ financial interests in expected profits and losses and the ability to participate in major decisions such as the acquisition, sale or refinancing of principal assets.

(c) Reclassifications

Certain reclassifications of 2005 amounts have been made in order to conform to 2006 presentation.

2. Stock plans and stock-based compensation

The Company has two stock-related compensation plans pursuant to which the Company’s Board of Directors may grant stock, restricted stock and stock options to officers, directors and key employees. Through December 31, 2005, the Company accounted for its stock plans using the intrinsic value method set forth in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, when the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Beginning on January 1, 2006, using the modified prospective method, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, which requires all share-based payments to employees, including nonvested restricted stock, to be recorded as an expense based on their fair values. As of March 31, 2005, all stock options granted by the Company were fully vested; as such, future years will not reflect any option-related compensation expense under SFAS No. 123R unless additional stock options are granted. There were 10,400 stock options outstanding at a weighted average exercise price of $24.96

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 (unaudited) and December 31, 2005,

and for the three and six months ended June 30, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Stock plans and stock-based compensation (continued)

at June 30, 2006. The Company has not granted any stock options since 2002 and does not currently plan to grant options in the future.

The fair value of nonvested restricted stock is equal to the fair value of the Company’s stock on the grant date. Under SFAS No. 123R, compensation expense related to issuances of nonvested restricted stock is recorded based on the fair value. Nonvested restricted stock is settled in the form of stock. There were no pre-vesting forfeitures in the six months ended June 30, 2006. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible. Any future pre-vesting forfeitures are also expected to be negligible and the Company will record the benefit related to such forfeitures as they occur. In the Company’s pro forma information required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, for the periods prior to 2006, the Company also accounted for forfeitures as they occurred.

In accordance with the two Company stock-related compensation plans, the Company pays non-refundable dividends to the holders of nonvested restricted stock. Under SFAS 123R, the dividends paid to holders of this nonvested restricted stock should be charged as compensation expense to the extent that they relate to nonvested restricted stock that do not or are not expected to vest. Given the negligible historical and prospective forfeiture rate determined by the Company, the Company did not record any amount to compensation expense, related to dividends paid, for the six months ended June 30, 2006, nor does it expect to record any amounts in future periods.

In January 2006, the Compensation Committee of the Board of Directors awarded 57,500 shares of nonvested restricted stock to certain officers pursuant to the 2000 Stock Incentive Plan of Pan Pacific Retail Properties, Inc. (2000 Plan). The key terms and conditions of these agreements are in the process of being finalized by the Board of Directors (Board). Accordingly, no compensation expense has been recorded for these awards. These awards will be accounted for in accordance with SFAS No. 123R and related Interpretations upon determination of the grant date. Additionally, in January 2006, the Company granted 8,000 shares of nonvested restricted stock, which vest over three years from the date of grant, to four independent directors of the Board and 2,000 shares of nonvested restricted stock, which vest over two years from the date of grant, to one independent director of the Board pursuant to the 2000 Plan. The fair value of these grants to be amortized to compensation expense over the respective vesting periods totaled $692,000.

In January 2005, the Company granted 75,000 shares of nonvested performance-based restricted stock to certain officers pursuant to the 2000 Plan. Additionally, in January 2005, the Company granted 8,000 shares of nonvested restricted stock, which vest over three years from the date of grant, to four independent directors of the Board and 2,000 shares of nonvested restricted stock, which vest over two years from the date of grant, to one independent director of the Board pursuant to the 2000 Plan. The fair value of these grants to be amortized to compensation expense over the respective vesting periods totaled $4,874,000. During the six months ended June 30, 2005, unrecognized compensation expense was reduced by $446,000 as a result of the forfeiture of 12,214 shares of nonvested restricted stock.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 (unaudited) and December 31, 2005,

and for the three and six months ended June 30, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

2. Stock plans and stock-based compensation (continued)

For the three and six months ended June 30, 2006, $573,000 and $1,525,000, respectively, was recognized as compensation expense on nonvested restricted stock in general and administrative expense. For the three and six months ended June 30, 2005, $638,000 and $1,491,000, respectively, was recognized as compensation expense on nonvested restricted stock in general and administrative expense. The unrecognized compensation expense on all nonvested restricted stock at June 30, 2006 was $5,862,000, which is expected to be recognized over a weighted-average period of 1.56 years assuming all performance-based criteria are achieved. Nonvested restricted stock as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	250,375	$43.8884
Granted	10,000	$69.2000
Vested	(125,776)	$41.4682

Balance at June 30, 2006	134,599	$50.3401

Prior to adopting the provisions of SFAS No. 123R and in accordance with APB No. 25, the Company previously measured compensation expense for its share-based employee compensation plans using the intrinsic value method. In accordance with the requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company provided pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. The following table shows the Company’s required pro-forma information for the applicable periods prior to 2006 using a Black-Scholes option pricing model:

	For The Three Months Ended June 30, 2005	For The Six Months Ended June 30, 2005
Net income as reported	$24,420	$48,414
Add: Stock-based compensation expense included in reported net income	$638	$1,491
Deduct: Total fair value stock-based compensation expense for all awards	$(638)	$(1,545)

Pro forma net income	$24,420	$48,360

Basic earnings per share as reported	$0.60	$1.20
Pro forma basic earnings per share	$0.60	$1.20
Diluted earnings per share as reported	$0.60	$1.19
Pro forma diluted earnings per share	$0.60	$1.19

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 (unaudited) and December 31, 2005,

and for the three and six months ended June 30, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

3. Earnings per share

The following is a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 (all net income is available to common stockholders for the periods presented since there is no preferred stock outstanding):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Income available to common stockholders:
Basic	$27,403	$24,420	$51,658	$48,414
Add-back income allocated to dilutive operating subsidiary units	177	371	223	678

Diluted	$27,580	$24,791	$51,881	$49,092

Weighted average shares:
Basic	40,582,289	40,411,211	40,579,364	40,384,731
Incremental shares from assumed:
Exercise of dilutive stock options and vesting of restricted stock	56,611	135,447	57,524	133,765
Conversion of dilutive operating subsidiary units	439,991	670,782	279,077	619,755

Diluted	41,078,891	41,217,440	40,915,965	41,138,251

For the three months ended June 30, 2006, all stock options and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the six months ended June 30, 2006, 250,299 subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

For the three months ended June 30, 2005, all stock options, both vested and unvested, and operating subsidiary units were dilutive and included in the calculation of diluted weighted-average shares. For the six months ended June 30, 2005, 61,524 subsidiary units were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 (unaudited) and December 31, 2005,

and for the three and six months ended June 30, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

4. Operating subsidiary

In May 2006, a non-managing member of Pan Pacific (Rancho Las Palmas), LLC tendered 314,587 units in exchange for $20,955,000 cash, or $66.61 per unit. The excess redemption cost was allocated in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

5. Discontinued operations

We report each individual property as a component for determining discontinued operations. The operations of one property sold during the three months ended June 30, 2006 were reported as income from discontinued operations for the three and six months ended June 30, 2006. The operations of the one property sold in 2006 and one property sold in 2005 were reported as income from discontinued operations for the three and six months ended June 30, 2005. The following is a summary of our income from discontinued operations for the three and six months ended June 30, 2006 and 2005:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$137	$819	$319	$1,812
Gain on sale of real estate	2,606	—	2,606	—
Property operating expenses	(1)	(325)	(3)	(629)
Depreciation and amortization	—	(286)	—	(456)

Discontinued operations	$2,742	$208	$2,922	$727

6. Financial instruments subject to mandatory redemption

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2074. The limited partner is entitled to receive 25% of the liquidation proceeds after debts and creditor obligations of the partnership have been satisfied. If termination of the partnership occurred on June 30, 2006, the estimated amount payable to the limited partner is $3,710,000.

The Company is a general partner in a general partnership and a limited partnership which together own a shopping center. The general partnership has a defined termination date of April 1, 2070. The limited partnership has a defined termination date of December 31, 2069. The other general partner and the limited partner are entitled to receive 66% of the liquidation proceeds after debts and creditor obligations of the partnerships have been satisfied. If termination of the partnerships occurred on June 30, 2006, the estimated amounts payable to the other general partner and the limited partner are $13,746,000.

7. Subsequent event

On July 9, 2006, the Company and certain of its subsidiaries entered into a merger agreement with Kimco Realty Corporation (Kimco) under which Kimco will acquire all of the Company’s outstanding shares for $70 in cash per each share of common stock, subject to a number of conditions, including approval of the Company’s stockholders. Under the merger agreement, Kimco may elect to issue up to $10 of the per share merger consideration in the form of Kimco common stock. Kimco has the right to make this stock election any time prior to the date which is 15 days prior to the date of our stockholders’ meeting. Kimco may revoke its stock election at any time if the revocation would not delay the stockholders’ meeting by more than 10 business days.

If Kimco makes and does not revoke the stock election, the number of shares of Kimco common stock that the Company’s stockholders will receive will be determined based on the 10-day closing price average of Kimco common stock

PAN PACIFIC RETAIL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 (unaudited) and December 31, 2005,

and for the three and six months ended June 30, 2006 and 2005 (unaudited)

(Tabular amounts are in thousands, except option and share data)

7. Subsequent event (continued)

ending on the trading day which is two days prior to the stockholders’ meeting or, if Kimco has elected to delay the closing, based on the 10-day closing price average of Kimco common stock ending on the day prior to the closing date.

This transaction is expected to close in the fourth quarter of 2006 and is valued at approximately $4.0 billion, including the Company’s outstanding debt. However, the Company cannot assure you as to when, or if, the merger will occur. In addition, the merger agreement provides that Kimco may delay the closing date for up to 45 days. The merger has been unanimously approved by the Board of Directors of both companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of Consolidated Statements of Income and Consolidated Statements of Cash Flows

Our consolidated statements of income and consolidated statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three and six months ended June 30, 2005 to separately reflect the results of discontinued operations for properties that have been sold. The revision had no impact on our consolidated balance sheets. The revision had no impact on net income or net income per share of common stock for the three and six months ended June 30, 2005. See the discussions of discontinued operations in the “Results of Operations” section below.

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

Proposed Merger

On July 9, 2006, we and certain of our subsidiaries entered into a merger agreement with Kimco Realty Corporation (Kimco) under which Kimco will acquire all of our outstanding shares for $70 in cash per each share of our common stock, subject to a number of conditions, including approval of our stockholders. Under the merger agreement, Kimco may elect to issue up to $10 of the per share merger consideration in the form of Kimco common stock. Kimco has the right to make this stock election any time prior to the date which is 15 days prior to the date of our stockholders’ meeting. Kimco may revoke its stock election at any time if the revocation would not delay the stockholders’ meeting by more than 10 business days.

If Kimco makes and does not revoke the stock election, the number of shares of Kimco common stock that our stockholders will receive will be determined based on the 10-day closing price average of Kimco common stock ending on the trading day which is two days prior to the stockholders’ meeting or, if Kimco has elected to delay the closing, based on the 10-day closing price average of Kimco common stock ending on the day prior to the closing date.

This transaction is expected to close in the fourth quarter of 2006 and is valued at approximately $4.0 billion, including our outstanding debt. However, we cannot assure you as to when, or if, the merger will occur. In addition, the merger agreement provides that Kimco may delay the closing date for up to 45 days. The merger has been unanimously approved by the Board of Directors of both companies.

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

During the six months ended June 30, 2006, one shopping center asset was acquired, one non-strategic asset was sold and the remaining 86% of a shopping center asset was acquired through the redemption of all outstanding operating subsidiary units. During the six months ended June 30, 2005, three shopping center assets were acquired and no non-strategic assets were sold.

A significant portion of our historic growth has come through acquisitions. However, the acquisition environment has become more competitive over the last several years and it has become increasingly difficult to find acquisitions that meet our financial return objectives. Given the difficult acquisition market and our current expectations, we anticipate a slower growth rate in the foreseeable future. We will continue to strategically manage our portfolio by selectively pursuing acquisitions in markets where attractive opportunities exist and upgrading our portfolio by disposing of underperforming properties. However, the merger agreement contains restrictions on how we conduct our business pending completion of the merger. See “Item 1A. Risk Factors — ‘Certain restrictive pre-closing covenants in the merger agreement may negatively affect our business, financial condition, operating results and cash flows.’”

Results of Operations

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Revenue

	For the Six Months Ended June 30,
(dollars in thousands) (unaudited)	2006	2005	Increase (Decrease)	% Increase (Decrease)
Base rent	$123,060	$116,021	$7,039	6.1%
Percentage rent	1,729	1,261	468	37.1%
Recoveries from tenants	34,175	30,267	3,908	12.9%

Total revenue	$158,964	$147,549	$11,415	7.7%

Tenant recovery percentage	93.7%	92.9%

The net increase in rental revenue, which includes base rent and percentage rent, resulted principally from the increase in rental rates we are achieving through our leasing initiatives and the acquisitions of one shopping center asset in 2006 and six shopping center assets in 2005.

The increase in recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, resulted primarily from the acquisitions of shopping center assets in 2006 and 2005. In addition, recoveries from tenants increased because recoverable expenses increased. The increase in the tenant recovery percentage is due to stronger expense recovery language in leases that we renew.

Expenses

	For the Six Months Ended June 30,
(dollars in thousands) (unaudited)	2006	2005	Increase (Decrease)	% Increase (Decrease)
Property operating	$22,291	$20,149	$2,142	10.6%
Property taxes	14,186	12,444	1,742	14.0%
Depreciation and amortization	31,468	27,298	4,170	15.3%
General and administrative	6,688	7,918	(1,230)	(15.5)%

Total expenses	$74,633	$67,809	$6,824	10.1%

The increase in property operating expenses was primarily due to the acquisitions of shopping center assets in 2006 and 2005, and was reflected in increases in general building expenses, repairs and maintenance, bad debt expense, grounds maintenance, cleaning costs, utilities and security costs. These increases were offset by decreases in legal costs, parking lot expenses and insurance costs.

The increase in property taxes was primarily the result of the acquisitions of shopping center assets in 2006 and 2005.

The increase in depreciation and amortization was primarily due to the amortization of the value of the leases in place for properties acquired in 2006 and 2005 and the depreciation related to properties acquired in 2006 and 2005.

The decrease in general and administrative expenses resulted primarily from an increase in internal capitalized leasing costs due to an increase in leasing activities, which is an offset to related general and administrative expenses, a decrease in compensation costs and a decrease in audit expenses related to Sarbanes-Oxley 404 compliance work. As a percentage of total revenue and other income, general and administrative expenses were 4.2% for the six months ended June 30, 2006 as compared to 5.3% for the six months ended June 30, 2005.

Other Income (Expense)

	For the Six Months Ended June 30,
(dollars in thousands) (unaudited)	2006	2005	Increase (Decrease)	% Increase (Decrease)
Interest expense	$(36,280)	$(33,720)	$2,560	7.6%
Income from unconsolidated entity	167	242	$(75)	(31.0)%
Other income	1,997	3,112	$(1,115)	(35.8)%
Other expense	(458)	(499)	$(41)	(8.2)%

Total other income (expense)	$(34,574)	$(30,865)	$3,709	12.0%

The increase in interest expense was a result of additional amounts drawn on our revolving credit facility to finance property acquisitions during 2006 and 2005. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. The borrowing on our credit line had a weighted average interest rate of 5.95% and 3.97% at June 30, 2006 and 2005, respectively. Interest expense also increased as a result of our issuance of $100,000,000 in aggregate principal amount of 5.25% senior notes in August 2005.

The decrease in other income resulted primarily from the reduction of a portion of the environmental reserves that had been recorded upon the acquisition of some properties and income on a partial land sale, both of which were recorded in the six months ended June 30, 2005. Additionally, the decrease is attributable to income on a miscellaneous note receivable that was recorded in the 2005 period and was no longer outstanding as of June 30, 2006, and a decrease in income related to tenants who have defaulted on their leases.

Discontinued Operations

Discontinued operations for the six months ended June 30, 2006 of $2,922,000 reflects the operations of one non-strategic asset that was sold during the six months ended June 30, 2006. Discontinued operations for the six months ended June 30, 2005 of $727,000 reflects the operations of the one non-strategic asset that was sold during the six months ended June 30, 2006 and one non-strategic asset that was sold during 2005.

Comparison of the Three Months Ended June 30, 2006 to the Three Months ended June 30, 2005

Revenue

	For the Three Months Ended June 30,
(dollars in thousands) (unaudited)	2006	2005	Increase (Decrease)	% Increase (Decrease)
Base rent	$61,642	$58,490	$3,152	5.4%
Percentage rent	534	389	145	37.3%
Recoveries from tenants	17,434	14,725	2,709	18.4%

Total revenue	$79,610	$73,604	$6,006	8.2%

Tenant recovery percentage	92.1%	92.2%

The net increase in rental revenue, which includes base rent and percentage rent, resulted principally from the increases in rental rates we are achieving through our leasing initiatives and the acquisitions of one shopping center asset in 2006 and six shopping center assets in 2005.

The increase in recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, resulted primarily from the acquisitions of shopping center assets in 2006 and 2005. In addition, recoveries from tenants increased because recoverable expenses increased.

Expenses

	For the Three Months Ended June 30,
(dollars in thousands) (unaudited)	2006	2005	Increase (Decrease)	% Increase (Decrease)
Property operating	$11,487	$9,902	$1,585	16.0%
Property taxes	7,437	6,074	1,363	22.4%
Depreciation and amortization	15,488	13,623	1,865	13.7%
General and administrative	3,080	3,850	(770)	(20.0)%

Total expenses	$37,492	$33,449	$4,043	12.1%

The increase in property operating expenses was primarily due to the acquisitions of shopping center assets in 2006 and 2005, and was reflected in increases in bad debt expense, general building expenses, utilities, repairs and grounds maintenance.

The increase in property taxes was primarily the result of the acquisitions of shopping center assets in 2006 and 2005.

The increase in depreciation and amortization was primarily due to the amortization of the value of the leases in place for properties acquired in 2006 and 2005 and the depreciation related to properties acquired in 2006 and 2005.

The decrease in general and administrative expenses resulted primarily from an increase in internal capitalized leasing costs due to an increase in leasing activities, which is an offset to related general and administrative expenses, and a decrease in compensation costs. These decreases were offset by increases in legal fees. As a percentage of total revenue and other income, general and administrative expenses were 3.8% for the three months ended June 30, 2006 as compared to 5.1% for the three months ended June 30, 2005.

Other Income (Expense)

	For the Three Months Ended June 30,
(dollars in thousands) (unaudited)	2006	2005	Increase (Decrease)	% Increase (Decrease)
Interest expense	$(18,092)	$(17,088)	$1,004	5.9%
Income from unconsolidated entity	87	88	$(1)	(1.1)%
Other income	1,161	1,874	$(713)	(38.0)%
Other expense	(206)	(247)	$(41)	(16.6)%

Total other income (expense)	$(17,050)	$(15,373)	$1,677	10.9%

The increase in interest expense was a result of additional amounts drawn on our revolving credit facility to finance property acquisitions during 2006 and 2005. In addition, our cost to borrow funds under our revolving credit facility has been increasing due to the Federal Reserve raising interest rates. The borrowing on our credit line had a weighted average interest rate of 5.95% and 3.97% at June 30, 2006 and 2005, respectively. Interest expense also increased as a result of our issuance of $100,000,000 in aggregate principal amount of 5.25% senior notes in August 2005.

The decrease in other income resulted primarily from the 2005 reduction of a portion of the environmental reserves that had been recorded upon the acquisition of some properties. Additionally, the decrease is attributable to income on a miscellaneous note receivable that was recorded in the 2005 period and was no longer outstanding as of June 30, 2006.

Discontinued Operations

Discontinued operations for the three months ended June 30, 2006 of $2,742,000 reflects the operations of one non-strategic asset that was sold during the three months ended June 30, 2006. Discontinued operations for the three months ended June 30, 2005 of $208,000 reflects the operations of the one non-strategic asset that was sold during the three months ended June 30, 2006 and one non-strategic asset that was sold during 2005.

Cash Flows

Comparison of the Six Months Ended June 30, 2006 to the Six Months ended June 30, 2005

Net cash provided by continuing operating activities increased by $4,631,000 to $80,749,000 for the six months ended June 30, 2006, as compared to $76,118,000 for the six months ended June 30, 2005. The increase was primarily the result of an increase in operating income arising from properties acquired in 2006 and 2005.

Net cash used in continuing investing activities increased by $8,843,000 to $42,038,000 for the six months ended June 30, 2006, as compared to $33,195,000 for the six months ended June 30, 2005. The increase was primarily due to an increase in the redemption of operating subsidiary units and an addition to notes receivable, offset by a decrease in acquisitions of and additions to properties and a decrease in intangibles recognized in connection with the acquisitions of those properties.

Net cash used in financing activities increased by $9,298,000 to $49,984,000 for the six months ended June 30, 2006, as compared to $40,686,000 for the six months ended June 30, 2005. The increase primarily resulted from an increase in notes payable payments and an increase in distributions paid, offset by a net increase in line of credit borrowings.

Liquidity and Capital Resources

Our total market capitalization at June 30, 2006 was approximately $3,941,814,000 based on the market closing price of our common stock at June 30, 2006 of $69.37 per share (assuming the conversion of 305,168 operating subsidiary units to common stock) and our debt outstanding of approximately $1,092,125,000 (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 27.7% at June 30, 2006. Our Board of Directors adopted a policy of limiting our indebtedness to approximately 50% of our total market capitalization. However, our Board of Directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, subject to the merger agreement, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

In September 2004, we entered into an amended and restated $300,000,000 revolving credit facility with a maturity date of March 2007. At June 30, 2006, we had $81,500,000 drawn on our revolving credit facility, leaving $218,500,000 available to borrow. At our option, amounts borrowed under our revolving credit facility bear interest at either LIBOR plus 0.60% or a reference rate. The weighted average interest rate for short-term LIBOR contracts under our revolving credit facility at June 30, 2006 was 5.95%. We will continue to use our revolving credit facility to take advantage of select acquisition opportunities as well as to provide funds for general corporate purposes. The amended and restated revolving credit facility contains certain financial and other covenants which we believe we are in compliance with at June 30, 2006.

In August 2005, we issued $100,000,000 of 5.25% senior notes due September 1, 2015. The net proceeds from this offering were used to repay borrowings under our revolving credit facility. Consistent with senior notes previously issued by us, we are bound by certain financial ratio covenants which we believe we are in compliance with at June 30, 2006.

Subject to the merger agreement, we may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we are not a party to any derivative financial instruments at June 30, 2006. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes nor do we enter into energy or commodity contracts.

Subject to the merger agreement, we expect to make distributions from net cash provided by operations. Operating cash flows in excess of amounts to be used for distributions will be invested primarily in short-term investments such as collateralized securities of the United States government or its agencies, high-grade commercial paper and bank deposits or be used to pay down outstanding balances on our revolving credit facility, if any.

The following table provides recent historical distribution information:

Quarter ended	Date declared	Record date	Date paid	Distribution per share
March 31, 2004	February 5, 2004	February 27, 2004	March 15, 2004	$0.5425
June 30, 2004	May 17, 2004	May 28, 2004	June 15, 2004	$0.5425
September 30, 2004	August 4, 2004	August 27, 2004	September 15, 2004	$0.5425
December 31, 2004	November 11, 2004	November 26, 2004	December 15, 2004	$0.5425
March 31, 2005	February 17, 2005	February 25, 2005	March 15, 2005	$0.5900
June 30, 2005	April 29, 2005	May 27, 2005	June 15, 2005	$0.5900
September 30, 2005	August 16, 2005	August 26, 2005	September 15, 2005	$0.5900
December 31, 2005	October 27, 2005	November 23, 2005	December 15, 2005	$0.5900
March 31, 2006	February 8, 2006	February 24, 2006	March 15, 2006	$0.6400
June 30, 2006	April 28, 2006	May 26, 2006	June 15, 2006	$0.6400

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

We expect to meet our long-term liquidity requirements such as property acquisitions and developments, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Subject to the merger agreement, we also expect to use funds available under our revolving credit facility to finance acquisition and development activities and capital improvements on an interim basis.

Off-Balance Sheet Arrangements

We are a 50% general partner of a joint venture that owns North Coast Health Center, a medical office building in Encinitas, California. At June 30, 2006, the balance of the joint venture’s note payable on the property, which bears interest at 7%, was $19,133,000. The note payable is secured by the property and is not guaranteed by us. This is the only off-balance sheet transaction to which we are a party. In the fourth quarter of 2005, we entered into a note receivable as part of an agreement to extend financing to the joint venture to construct another building at the project. At June 30, 2006, the balance on this note receivable, which bears interest at 7%, was $1,872,000. We account for this joint venture under the equity method.

Contractual Obligations and Contingent Liabilities

Other than our proposed merger discussed above in “Overview” and below in “Item 1A. Risk Factors,” there were no material changes outside the normal course of our business in our contractual obligations and contingent liabilities from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Interest Rate Risk

As of June 30, 2006, we had $87,500,000 of outstanding floating rate debt under our revolving credit facility and our property secured bonds. In order to modify and manage the interest characteristics of outstanding debt and limit the effects of changes in interest rates on operations, we may use a variety of financial instruments. We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2006. We do not enter into any transactions for speculative or trading purposes. We do not believe that our weighted average interest rate of 6.6% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities. Additionally, we do not believe that the interest rate risk represented by our floating rate debt is material as of that date in relation to total assets of $2,086,512,000 and a market capitalization of $2,849,689,000 of our common stock and operating subsidiary units.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, before making an investment decision regarding our Company. The risks and uncertainties described herein and in our 2005 Annual Report on Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in our 2005 Annual Report on Form 10-K, we are also subject to the following additional risks:

Risks Related to Our Proposed Merger

On July 9, 2006, we and certain of our subsidiaries entered into a merger agreement with Kimco Realty Corporation (Kimco) under which Kimco will acquire all of our outstanding shares for $70 in cash per each share of our common stock, subject to a number of conditions, including approval of our stockholders. Under the merger agreement, Kimco may elect to issue up to $10 of the per share merger consideration in the form of Kimco common stock. Kimco has the right to make this stock election any time prior to the date which is 15 days prior to the date of our stockholders’ meeting. Kimco may revoke its stock election at any time if the revocation would not delay the stockholders’ meeting by more than 10 business days.

If Kimco makes and does not revoke the stock election, the number of shares of Kimco common stock that our stockholders will receive will be determined based on the 10-day closing price average of Kimco common stock ending on the trading day which is two days prior to the stockholders’ meeting or, if Kimco has elected to delay the closing, based on the 10-day closing price average of Kimco common stock ending on the day prior to the closing date.

This transaction is expected to close in the fourth quarter of 2006 and is valued at approximately $4.0 billion, including our outstanding debt. However, we cannot assure you as to when, or if, the merger will occur. In addition, the merger agreement provides that Kimco may delay the closing date for up to 45 days. The merger has been unanimously approved by the Board of Directors of both companies.

In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

If we are unable to consummate the proposed merger, our business, financial condition, operating results and stock price could suffer. The completion of the proposed merger is subject to the satisfaction of numerous closing conditions, including the approval of the merger by our stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the merger agreement. As a result, no assurances can be given that the merger will be consummated. If our stockholders choose not to approve the proposed merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the merger agreement, or any legal proceeding results in enjoining the merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the proposed merger, including, among others, legal, accounting and financial printing expenses;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the merger;

•	our decision to enter into the proposed merger may cause substantial harm to relationships with our employees or may divert employee attention away from day-to-day operations of our business;

•	an announcement that we have abandoned the proposed merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger;

•	our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee equal to $65.0 million less the amount of any expenses that have been previously paid if the merger agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Certain restrictive pre-closing covenants in the merger agreement may negatively affect our business, financial condition, operating results and cash flows. Pending completion of the proposed merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We also have agreed, subject to certain exceptions, that we will not, among other things:

•	amend any of our or our subsidiaries’ organizational documents or issue shares of capital stock (including options);

•	declare, set aside, make or pay dividends or other distributions, other than the quarterly dividend payment (prorated if the closing date of the merger is prior to September 15, 2006) on our common stock for the quarter ended September 30, 2006;

•	acquire (by merger, consolidation, acquisition of equity interest or assets, or any other business combination) any corporation, partnership, limited liability company, joint venture or other business organization and any property (other than real property) or asset for consideration, or, subject to the consent of the purchaser, acquire, or enter into any option, commitment or agreement to acquire, any real property or commence any development activity on any of our joint venture’s property;

•	incur any indebtedness or issue any debt securities or assume, guarantee or endorse, or otherwise as an accommodation become responsible for, the obligations of any person for indebtedness;

•	modify, amend or terminate any material contract or enter into any new material contract or any non-compete contract;

•	increase employment compensation or amend or terminate any arrangement that would result in severance payments;

•	repurchase, repay or prepay any of our indebtedness, or pay, discharge or satisfy any material claims, liabilities or obligations;

•	make any loans, advances or capital contributions to, or investments in, any person (other than our joint venture’s property), or enter into, terminate or materially modify or amend any ground lease;

•	make any loans, advances or capital contributions to, or investments in, any person, or authorize or enter into any commitment for any new material capital expenditure other than certain permitted expenditures;

•	waive, release, assign, settle or compromise any material legal actions or material liabilities or certain securities-related legal actions;

•	sell or otherwise dispose of, or subject to any encumbrance, any of our properties or material assets other than pending sales pursuant to definitive agreements executed prior to July 9, 2006; or

•	fail to maintain insurance or change accounting methods.

These restrictions and any other restrictions contained in the merger agreement could alter the manner in which we have customarily conducted our business and therefore significantly disrupt the operation of our business, and could have a material adverse effect on our business, financial condition, cash flows and operating results.

Pending consummation of the proposed merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the merger is not consummated. Because the merger is subject to several closing conditions, including the approval of the merger by our stockholders, uncertainty exists regarding the completion of the merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with us, which could negatively affect our business and results of operations.

We may be exposed to increased costs and consummation of the merger may be delayed as a result of legal proceedings brought against us and our officers and directors, which seek, among other things, to enjoin completion of the merger on the existing terms. On July 11 and July 12, 2006, two class action lawsuits were filed on behalf of our public stockholders in the Superior Court for San Diego County, California. The complaints are substantially similar, and both allege, among other things, that the members of our Board breached their fiduciary duties owed to the purported class by entering into a merger agreement that favors the interests of certain members of the Board but is detrimental to our public stockholders. The complaints seek, among other things, to enjoin the completion of the merger unless and until we implement a procedure to obtain the highest price for the company. While these cases are in their early stages, we believe that they are without merit and intend to contest each of them vigorously. In addition, we maintain directors and officers insurance, which we believe will provide coverage with respect to this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on April 28, 2006, and transacted the following business:

(a)	Election of Directors (Term expiring in 2006):

Nominee	Votes For	Votes Withheld
Joseph P. Colmery	35,014,486	982,750
Bernard M. Feldman	35,014,685	982,551
Mark J. Riedy	34,239,649	1,757,587
Stuart A. Tanz	35,182,624	814,612

(b)	Continuing Directors:

David P. Zimel (Term expiring in 2007)

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger by and among Kimco Realty Corporation, KRC Acquisition Inc., KRC CT Acquisition Limited Partnership, KRC PC Acquisition Limited Partnership, Pan Pacific Retail Properties, Inc., CT Operating Partnership, L.P., and Western/Pinecreek, L.P., dated as of July 9, 2006.

3.1	Articles of Amendment and Restatement of Pan Pacific Retail Properties, Inc., dated August 11, 1997, as amended by the Articles of Amendment to the Articles of Amendment and Restatement of Pan Pacific Retail dated May 20, 2004 (previously filed as Exhibit 3.1 to Pan Pacific Retail Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333-28715) and incorporated herein by reference).

4.1	Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-11 (Registration No. 333- 28715) and incorporated herein by reference).

4.2	Form of Indenture relating to the Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.3	Form of Senior Notes (previously filed as Exhibit 4.1 to Western Properties Trust’s Registration Statement on Form S-3 (Registration No. 333-32721) and incorporated herein by reference).

4.4	Form of Supplemental Indenture relating to the 7.1% Senior Notes due 2006 (previously filed as Exhibit 4.5 to Western Properties Trust’s Form 8-K dated September 24, 1997, and incorporated herein by reference).

4.5	Form of Supplemental Indenture relating to the 7.2% Senior Notes due 2008 (previously filed as Exhibit 4.6 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.6	Form of Supplemental Indenture relating to the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Western Properties Trust’s Form 8-K, dated September 24, 1997, and incorporated herein by reference).

4.7	Form of Supplemental Indenture relating to the assumption by Pan Pacific Retail Properties, Inc. of the Indenture relating to the 7.1% Senior Notes due 2006, the 7.2% Senior Notes due 2008 and the 7.3% Senior Notes due 2010 (previously filed as Exhibit 4.7 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-51230) and incorporated herein by reference).

4.8	Form of Indenture relating to the Notes (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.9	Form of 7.95% Notes due 2011 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

Exhibit No.	Description
4.10	Minutes of a meeting of the Pricing Committee held on April 6, 2001 designating the terms of 7.95% Notes due 2011 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on April 10, 2001, and incorporated herein by reference).

4.11	Form of 5.75% Note due 2007 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

4.12	Minutes of a meeting of the Pricing Committee held on June 13, 2002 designating the terms of the 5.75% Notes Due 2007 (previously filed as Exhibit 4.3 of Pan Pacific Retail Properties, Inc.’s Current Report on Form 8-K, dated June 20, 2002, and incorporated herein by reference).

4.13	Form of 6.125% Notes due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.14	Minutes of a meeting of the Pricing Committee held on December 12, 2002 designating the terms of 6.125% Notes due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on December 16, 2002, and incorporated herein by reference).

4.15	Form of 4.70% Note due 2013 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.16	Minutes of a meeting of the Pricing Committee held on May 28, 2003 designating the terms of the 4.70% Note due 2013 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 30, 2003, and incorporated herein by reference).

4.17	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.18	Minutes of a meeting of the Pricing Committee held on May 21, 2004 designating the terms of the 5.95% Note due 2014 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on May 26, 2004, and incorporated herein by reference).

4.19	Form of 5.95% Note due 2014 (previously filed as Exhibit 4.1 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

Exhibit No.	Description
4.20	Minutes of a meeting of the Pricing Committee held on July 14, 2004 designating the terms of the 5.95% Note due 2014 (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on July 20, 2004, and incorporated herein by reference).

4.21	Form of 5.25% Note due 2015 (previously filed as Exhibit 4.2 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 23, 2005, and incorporated herein by reference).

4.22	Officer’s Certificate pursuant to Section 201, 301 and 303 of the Indenture, dated April 6, 2001, between Pan Pacific Retail Properties, Inc. and the Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled “5.25% Senior Unsecured Notes due 2015” (previously filed as Exhibit 4.3 to Pan Pacific Retail Properties, Inc.’s Form 8-K, filed on August 23, 2005, and incorporated herein by reference).

4.23	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Myrtle Gronske, the Harry J. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, Hughes Investments, Visalia MKP, Inc., HI-Loma, HI-NC, Hughes Milliken Associates, CJJ Limited Partnership, Bartfam, Cecile C. Bartman, Trustee under the Will of Bernard Citron, Deceased, Cecile Citron Bartman Trust dated September 26, 2001, Rebecca Jean Speer Trust U/A/D November 9, 1994, Doreann Speer Gibson Trust U/A/D October 13, 1989, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Rebecca Speer, William A. Speer, Jr. Irrevocable Trust U/A/D October 18, 1988 F/B/O Linda Speer Fortune, Trust “D”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 and Trust “A”, created under the Will of W. Arnet Speer aka William A. Speer, deceased, under the preliminary decree of distribution of his estate, entered on December 15, 1978, in Judgment Book 1193, page 428, Superior Court of the State of California, County of San Diego, Case No. 114411 (previously filed as Exhibit 4.18 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333- 103498) and incorporated herein by reference).

4.24	Registration Rights Agreement dated as of January 17, 2003 by and among Pan Pacific Retail Properties, Inc. and Saul Kreshek, Ernest Grossman and Margaret Lewicki (previously filed as Exhibit 4.19 to Pan Pacific Retail Properties, Inc.’s Registration Statement on Form S-3 (Registration No. 333-103498) and incorporated herein by reference).

31.1*	Section 302 Certifications, as filed by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

32.1*	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer, pursuant to SEC Release No. 33-8212, 34-47551.

*	Filed Herewith

Pursuant to Item 601(b)(2) of Regulation S-K, the Exhibits and Schedules to the Merger Agreement have been omitted. Such Exhibits and Schedules will be submitted to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 25, 2006.

PAN PACIFIC RETAIL PROPERTIES, INC.

By:	/s/ Stuart A. Tanz	By:	/s/ Joseph B. Tyson
	Stuart A. Tanz		Joseph B. Tyson, CPA
	Director, Chairman, Chief Executive		Executive Vice President, Chief Financial
	Officer and President		Officer and Secretary (Principal
Financial and Accounting Officer)